Form 10-Q
period 1994-03-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1994-05-16
CIK 711513

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   Form 10-Q

     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1994

                                      OR

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _________________




                     MCDONNELL DOUGLAS FINANCE CORPORATION
            (Exact name of registrant as specified in its charter)


    Delaware               95-2564584                 0-10795
(State or other  		    (I.R.S. Employer         	(Commission File No.)
jurisdiction of		     Identification No.)
Incorporation or
Organization)


    4060 Lakewood Boulevard, 6th Floor - Long Beach, California 90808-1700
                   (Address of principal executive offices)

                                (310) 627-3225
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X___   No ______

Common shares outstanding at May 13, 1994:            50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                           Page



Part I    Financial Information

  Item 1. Financial Statements  . . . . . . . . . . . . . . . . . . 3

  Item 2. Management's Analysis of Results of Operations  . . . . . 8

Part II   Other Information

  Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . 9

  Item 2. Changes in Securities *

  Item 3. Defaults Upon Senior Securities *

  Item 4. Submission of Matters to a Vote of Security Holders *

  Item 5. Other Information   . . . . . . . . . . . . . . . . . . . 9

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .  14



* Omitted pursuant to General Instruction H (1)(a) and (b) to Form 10-Q.

                                    Part I

Item 1.  Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

                                        March 31,  December 31,
(Dollars in millions, except stated        1994        1993
value and par value amounts)	          	-----------------------
                                       (Unaudited)

ASSETS
  Financing receivables:
    Investment in finance leases          $1,116.4     $1,125.3
    Notes receivable                         379.4        350.0
	    	                          ----------------------
                                           1,495.8      1,475.3
    Allowance for losses on financing
    receivables                              (36.3)       (35.6)
                                          ----------------------
                                           1,459.5      1,439.7
Financing receivables, net
  Cash and cash equivalents                   20.9         65.5
  Equipment under operating leases, net      441.5        358.2
  Equipment held for sale or re-lease         13.2         32.0
  Accounts with MDC and MDFS                  39.1         70.4

  Other assets                               102.0         89.7
                                       	  ----------------------
                                          $2,076.2     $2,055.5
                                          ======================

LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable                $  292.5      $ 202.6

  Accounts payable and accrued expenses       24.9         51.5
  Other liabilities                           70.5         74.5
  Deferred income taxes                      303.1        298.9
  Long-term debt:
    Senior                                 1,036.3      1,080.8
    Subordinated                              77.8         77.8
																             			          ----------------------
                                           1,805.1      1,786.1
                                          ----------------------

  Commitments and contingencies - Note 3

  Shareholder's equity:

    Preferred stock - no par value;
     authorized 100,000 shares:
     Series A; $5,000 stated value;
      authorized, issued and outstand-
      ing 10,000 shares		                	     50.0	   50.0

    Common stock - $100 par value;
     authorized 100,000 shares; issued
     and outstanding 50,000 shares	            5.0	         5.0

    Capital in excess of par value            89.5         89.5

    Income retained for growth               131.4        129.6

    Cumulative foreign currency
    translation adjustment                    (4.8)        (4.7)
                                    	     ----------------------
                                             271.1        269.4
			                                      ----------------------
       	                                  $2,076.2      $2,055.5
                                  					  ======================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth
(Unaudited)



                                            Three months ended
                                                 March 31,
 (Dollars in millions)                      1994          1993
                                    		 	   --------------------
 OPERATING INCOME

   Finance lease income                    $  28.2      $  23.2

   Interest on notes receivable                5.6         10.2

   Operating lease income, net of
   depreciation expense                        8.9          8.1

   Net gain on disposal or re-lease of
   assets       	                              2.5          2.2

   Other                                       2.8          3.6
                                	          --------------------
                                              48.0         47.3
   	                                				   ====================

 EXPENSES

   Interest expense                           28.2         29.9
   Provision for losses                        1.8          3.2
   Operating expenses                          4.4          5.8
   Other                                       0.4          1.4
				                                        -------------------
                                              34.8         40.3
                             			    	       -------------------
 Income before taxes on income                13.2          7.0

 Taxes on income                               5.0          2.5
                                       	    --------------------
 Net income                                    8.2          4.5
                                   					    -------------------

 Income retained for growth at beginning
 of period				                               129.6        116.4

 Dividends                                    (6.4)        (0.9)
                                       	   ---------------------
 Income retained for growth at end of
 period	                              				    $ 131.4   	$ 120.0
                                          ======================

 See notes to consolidated financial
 statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


                                           Three months ended
                                                March 31,
(Dollars in millions)                       1994        1993
                                      		  -------------------
OPERATING ACTIVITIES
  Net income                              $   8.2      $  4.5

  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

   Depreciation expense equipment
   under operating leases                     9.2         9.3

   Net gain on disposal or re-lease of
   assets                                    (2.5)       (2.2)

   Provision for losses                       1.8         3.2

   Change in assets and liabilities:

      Accounts with MDC and MDFS             31.3        29.0

      Other assets                          (12.3)       11.3

      Accounts payable                      (26.6)      (20.1)

      Other liabilities                      (4.0)       (0.7)

      Deferred income taxes                   4.2        (0.3)

   Other, net                                 3.0         1.1
                                    	  --------------------
                                             12.3        35.1
                                          --------------------

INVESTING ACTIVITIES
  Net change in short-term notes and       (143.2)       25.0
  lease receivables

  Purchase of equipment for operating        (7.0)      (30.6)
  leases

  Proceeds from disposition of
  equipment, notes and
  leases receivable		                         19.5	      33.6

  Collection of notes and leases
  receivable				                              87.3	      41.4

  Acquisition of notes and leases
  receivable				                            (50.1)     	(55.2)
                                       	    -------------------
                                            (93.5)       14.2
	                                           -------------------


FINANCING ACTIVITIES
  Net change in short-term borrowings        89.9        54.4

  Debt having maturities more than 90
  days:

   Proceeds                                  56.2           -

  Repayments                               (104.0)      (59.1)

  Payment of cash dividends                  (5.5)          -
                                      	  ---------------------
                                             36.6        (4.7)
                                      	  ---------------------

Increase (decrease) in cash and cash
equivalents                                 (44.6)       44.6

Cash and cash equivalents at beginning
of year                                      65.5        14.7
                                   		 	  ---------------------
Cash and cash equivalents at end of
period				                             	  $  20.9      $ 59.3
                                  					  =====================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements


Note 1   Basis of Presentation

McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("MDC"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated financial position, the consolidated results of operations and cash flows for the interim periods presented. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1993.

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.


Note 2   Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $40.0 million of the Company's income retained for growth was available for dividends at March 31, 1994.


Note 3   Commitments and Contingencies

At March 31, 1994 and December 31, 1993, the Company had unused credit lines available to customers totaling $5.8 million and $6.6 million; and commitments to provide leasing and other financing totaling $51.0 million and $43.6 million.

In conjunction with prior asset dispositions, the Company is subject to a maximum recourse of $41.2 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The Company has guaranteed the repayment of $9.7 million in capital lease obligations associated with a 50% partner.


Item 2.  Management's Analysis of Results of Operations

Finance lease income for the three months ended March 31, 1994 was $5.0 million (21.6%) higher than the comparable three-month period in 1993, primarily as a result of additional aircraft purchased from MDC and financed under finance leases.

Interest on notes receivable was $4.6 million (45.1%) lower than the first quarter of 1993, primarily due to a lower average outstanding balance of bridge financings in the aircraft portfolio.

The provision for losses decreased $1.4 million (43.8%) from the first quarter of 1993, which is primarily attributable to the improved credit quality of the total Company portfolio and reduced writeoffs in the aircraft portfolio.

Operating expenses decreased $1.4 million (24.1%) compared to the first quarter of 1993, primarily due to reductions in the Company's work force.

Other expenses decreased $1.0 million (71.4%) compared to the first quarter of 1993, primarily due to decreased expenses associated with the Company's real estate owned portfolio. On September 28, 1993, the Company sold a substantial portion of its real estate owned portfolio.



                                    Part II

Item 1.  Legal Proceedings

As discussed in the Company's 10-K for the year ended December 31, 1993, MDFC Equipment Leasing Corporation, a wholly-owned subsidiary of the Company, reached an agreement in principle to settle the suit brought against it by Wilmington Trust Company, CoreStates Bank, N.A., Midlantic National Bank and Continental Bank. Court approval of the settlement for a de minimus amount is still pending.


Item 5.  Other Information

As of April 25, 1994, the Company moved its principal executive offices from 340 Golden Shore, Long Beach, California 90802 to 4060 Lakewood Boulevard, 6th Floor, Long Beach, California 90808-1700. Concurrently, the Registrant's telephone number changed from (310) 491-3225 to (310) 627-3225.

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; receivable writeoffs, net of recoveries by business unit; commercial aircraft financing; and information regarding MDC are summarized below.

Portfolio Balances

Portfolio balances for the Company's various business segments is summarized as follows:

                                   March 31, 	    December 31,
(Dollars in millions)                1994    	  1993 	       1992
                            	-----------------------------------
MDC aircraft financing:

  Finance leases                   $  774.0	$  765.0     $  506.2

  Operating leases                    238.6 	   144.2    	   93.7

  Notes receivable                    170.7 	   125.9   	   169.4
                       		   -----------------------------------
                                    1,183.3	  1,035.1	     769.3
                     				   ------------------------------------

Other commercial aircraft financing:

  Finance leases	              122.2	    123.0	  149.9

  Operating leases                     54.9	     55.9 	   57.6

  Notes receivable                     24.1          23.5  	   24.3
                           	     -----------------------------------
                                      201.2         202.4	  231.8
                        				     -----------------------------------
Commercial equipment leasing:

  Finance leases                      218.2 	    235.2	   325.9

  Operating leases                    147.7 	    157.5	   179.9

  Notes receivable                     23.2 	     28.8      50.7

  Preferred and preference stock        0.8	       0.8 	     0.9
									                   				    -------------------------------
                                      389.9	     422.3	   557.4
   				                            --------------------------------

Non-core businesses:

  Finance leases                        2.0 	       2.2     	   11.8

  Operating leases                      0.3   	       0.6 	    1.7

  Notes receivable                    160.6 	     170.9	  214.4
				  																													--------------------------------
                                      162.9 	     173.7	  227.9
				  																													--------------------------------
                                   $1,937.3	  $1,833.5     $1,786.4
							                   	    			 ================================

New Business Volume

New business volume for the Company's various business segments are summarized as follows:

                               Three months        Years ended
                               ended March 31,     December 31,
(Dollars in millions)             1994           1993        1992
                      			      ------------------------------------
MDC aircraft financing         $ 41.4         $  410.2     $  153.2

Other commercial aircraft
financing	                      		   -	          1.2	         -

Commercial equipment
leasing                            5.1             41.5        50.7

Non-core businesses                  -              0.1         2.6
                              --------------------------------------
                                $ 46.5        $  453.0    $  206.5
                              ======================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
                                        March 31,    December 31,
(Dollars in millions)                    1994       1993     1992
       	                              -----------------------------
Allowance for losses on financing
receivables at beginning of year       $  35.6     $ 37.4   $  46.7

Provision for losses                       1.8        8.6      19.1

Write-offs, net of recoveries             (1.1)     (10.4)    (27.4)

Other                                        -          -      (1.0)
                              	       ------------------------------
Allowance for losses on financing
receivables at end of period           $  36.3      $ 35.6   $  37.4
                              	       ==============================



Allowance as percent of total              1.9%    1.9%      2.1%
portfolio

Net write-offs as percent of average       0.2%    0.6%      1.4%
portfolio


More than 90 days delinquent:

  Amount of delinquent installments    $   6.4   $  3.7   $   4.6

  Total receivables due from
  delinquent obligors		                  $   33.7  $108.4   $  10.5

  Total receivables due from
  delinquent obligors as a
  percentage of total portfolio	            1.7%    5.9%      0.6%

Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the business units:

                                   Three months     Years ended
                                  ended March 31,    December 31,
(Dollars in millions)                  1994         1993     1992
                            	 ----------------------------------
Commercial aircraft financing     $       -      $  (1.5)   $  6.6
Commercial equipment leasing           (0.1)         3.9       5.3
                          			 ----------------------------------
                                       (0.1)         2.4      11.9
                            	 -----------------------------------

Non-Core Businesses

  Real estate financing                 0.2         6.4      7.7

  Receivable inventory financing          -           -      3.2

  Marketable debt securities            1.3         0.8      1.2

  McDonnell Douglas Bank Limited       (0.2)        0.3      2.8

  McDonnell Douglas Truck
  Services Inc.                           -         -        0.5

  McDonnell Douglas Capital
  Corporation                             -         0.1      0.1

  Business credit group                   -         0.4        -
                             	    -------------------------------
                                        1.3         8.0     15.5
				                              -------------------------------
                                  $     1.2     $  10.4   $ 27.4
                           				   ===============================



Commercial Aircraft Financing

P. T. Garuda Indonesia, which recently became the Company's single largest commercial aircraft financing customer, accounted for $275.1 million (14.2% of total Company portfolio) and $181.0 million (9.9% of total Company portfolio) at March 31, 1994 and December 31, 1993. The five largest commercial aircraft financing customers accounted for $817.6 million (42.2% of total Company portfolio) and $718.5 million (39.2% of Company total portfolio) at March 31, 1994 and December 31, 1993.


Information Regarding McDonnell Douglas Corporation

One of MDC's largest programs for the U.S. Government is the C-17 Globemaster
III. MDC has incurred significant C-17 related losses as a result of its cost estimate at completion exceeding the fixed-price ceiling set for development and initial production. In addition, as of March 31, 1994, the U.S.Air Force had withheld approximately $282 million from MDC's progress payment requests principally as a result of the higher cost estimates and the reclassification of certain costs. In May 1993, a Defense Acquisition Board initiated by the Under Secretary of Defense for Acquisition began a review of the C-17 program in an effort to resolve outstanding issues and to make recommendations regarding the C-17's future. In connection with the review, MDC provided data and participated in numerous discussions. In January 1994, MDC and the Department of Defense agreed to a business settlement of a variety of issues concerning the C-17. MDC and the U.S. Air Force will be developing plans and contractual modifications and agreements to implement the business settlement. MDC has begun to implement certain aspects of the settlement pending Congressional authorization and appropriations expected to be completed during 1994. The settlement covered many issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. The settlement also stipulated that MDC will expend funds in an effort to achieve product and systems improvements. During the fourth quarter of 1993, MDC recorded a $450 million pretax charge associated with the business settlement arranged with the Department of Defense and with cost
growth on the development and initial production lots.   Based upon further
definition and pricing of issues in the settlement, in the first quarter of 1994, MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. The $450 million provision recognized at the end of 1993 has been increased by $5 million during 1994 to cover net cost growth.

MDC revenues decreased 18% in the first quarter of 1994 to $2.953 billion, from $3.617 billion in the first quarter of 1993. Revenues in the military aircraft segment increased by 10%, while revenues in the commercial aircraft segment decreased by 53% due to reduced commercial aircraft deliveries in 1994. Revenues were also lower in the missiles, space and electronic systems segment as a result of MDC's reduced role in the downsized Space Station program.

Net earnings for the 1994 first quarter were $135 million compared with first quarter 1993 earnings of $94 million, after excluding from 1993 a $37 million after-tax gain on the sale of McDonnell Douglas Information Systems International and an $85 million earnings increase resulting from the resolution of income tax issues.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit

   Exhibit 12.1 Computation of ratio of income to fixed charges.

B. Reports on Form 8-K

   On February 3, 1994, the Company filed a current report on Form 8-K, which included the Company's Consolidated Balance Sheet at December 31, 1993 and 1992 and Consolidated Statement of Income and Income Retained for Growth for each of the years ended December 31, 1993, 1992 and 1991.




                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.





                                       McDonnell Douglas Finance Corporation



May 13, 1994                           /s/ Douglas E. Scudamore
                                       Douglas E. Scudamore
                                       Vice President   Controller (Chief
                                       Accounting Officer) and
                                       Registrant's Authorized Officer

McDonnell Douglas Finance Corporation and Subsidiaries
Computation of Ratio of Income to Fixed Charges
(Unaudited)


                                       Three months ended March 31,
(Dollars in millions)                        1994        1993
                                       	---------------------------
Income:
  Income before taxes on income            $    13.2    $    7.0
  Fixed charges                                 29.1        30.8
                                   					---------------------------
  Income before taxes on income and
  fixed charges                            $    42.3    $   37.8
                                        ===========================

Fixed charges:

  Interest expense                         $    28.2    $   29.9

  Preferred stock cash dividends                 0.9         0.9
                                    					--------------------------
                                           $    29.1    $   30.8
                                        	==========================


Ratio of income before taxes on income and
fixed charges to fixed charges                   1.45        1.23









                                  Exhibit 99