Form 10-Q
period 1994-06-30
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1994-08-15
CIK 711513

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                               ________________


                                   Form 10-Q

     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1994

                                      OR

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _________________


                               ________________

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

                               ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ________

Common shares outstanding at August 15, 1994:         50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                           Page



Part I       Financial Information

  Item 1.    Financial Statements . . . . . . . . . . . . . . . 3

  Item 2.    Management's Analysis of Results of Operations . . 9

Part II      Other Information

  Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . 9

  Item 2.    Changes in Securities *

  Item 3.    Defaults Upon Senior Securities *

  Item 4.    Submission of Matters to a Vote of Security Holders *

  Item 5.    Other Information  . . . . . . . . . . . . . . . . 9

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .  14


____________

* Omitted pursuant to General Instruction H (1)(a) and (b) to Form 10-Q.

                                    Part I

Item 1.  Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

                                            June 30,           December 31,
(Dollars in millions, except stated           1994                 1993
value and par value amounts)            ___________________________________
                                           (Unaudited)

ASSETS
  Financing receivables:
    Investment in finance leases        $         1,109.3       $     1,125.3
    Notes receivable                                311.1               350.0
                                        _____________________________________
                                                  1,420.4             1,475.3
    Allowance for losses on financing               (35.6)              (35.6)
    receivables
                                        _____________________________________

    Financing receivables, net                    1,384.8             1,439.7
  Cash and cash equivalents                          15.7                65.5
  Equipment under operating leases, net             437.9               358.2
  Equipment held for sale or re-lease                 2.1                32.0
  Accounts with MDC and MDFS                         53.8                70.4

  Other assets                                      107.0                89.7
                                        _____________________________________
                                        $         2,001.3       $     2,055.5
                                        ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable              $            86.3       $       202.6

  Accounts payable and accrued expenses              33.3                51.5
  Other liabilities                                  88.4                74.5
  Deferred income taxes                             300.9               298.9
  Long-term debt:
    Senior                                        1,141.8             1,080.8
    Subordinated                                     77.8                77.8
                                        _____________________________________
                                                  1,728.5             1,786.1
                                        _____________________________________

  Commitments and contingencies   Note 3

  Shareholder's equity:

    Preferred stock   no par value;
     authorized 100,000 shares:
     Series A; $5,000 stated value;
      authorized, issued and outstand-               50.0                50.0
      ing 10,000 shares

    Common stock   $100 par value;
     authorized 100,000 shares; issued                5.0                 5.0
     and outstanding 50,000 shares
    Capital in excess of par value                   89.5                89.5
    Income retained for growth                      132.3               129.6
    Cumulative foreign currency                      (4.0)               (4.7)
translation adjustment


                                                    272.8               269.4
                                        _____________________________________
                                        $         2,001.3       $     2,055.5
                                        =====================================
See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth
(Unaudited)



                                Three months ended      Six months ended
                                     June 30,               June 30,
 (Dollars in millions)            1994       1993      1994         1993
                                  __________________________________________

 OPERATING INCOME
   Finance lease income          $  23.8   $  22.0    $   52.0   $    45.2

   Interest income on notes          9.8       9.9        15.4        20.1
 receivable
   Operating lease income, net       9.2       9.1        18.1        17.2
   of depreciation expense
   Net gain on disposal or re-       3.6       2.3         6.1         4.5
 lease of assets

   Other                             1.9       1.5         4.7         5.1
                                  __________________________________________
                                    48.3      44.8        96.3        92.1
                                  __________________________________________

 EXPENSES

   Interest expense                 28.6      29.1        56.8        59.0
   Provision for losses              2.0       1.7         3.8         4.9
   Operating expenses                3.4       4.9         7.8        10.7

   Other                             2.7       0.8         3.1         2.2

                                    36.7      36.5        71.5        76.8
                                  __________________________________________
 Income before taxes on             11.6       8.3        24.8        15.3
 income

 Provision for income taxes          4.4       3.0         9.4         5.5

 Net income                          7.2       5.3        15.4         9.8
                                  __________________________________________
 Income retained for growth        131.4     120.0       129.6       116.4
 at beginning of period
 Dividends                          (6.3)     (0.9)      (12.7)       (1.8)
                                  __________________________________________

 Income retained for growth      $ 132.3   $ 124.4    $  132.3   $   124.4
 at end of period
                                  ==========================================


 See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


                                          Six months ended June 30,
(Dollars in millions)                       1994              1993
                                       ______________________________


OPERATING ACTIVITIES
  Net income                            $       15.4       $     9.8
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:

      Depreciation expense                      19.1            18.8
      equipment under operating
      leases
      Net gain on disposal or re-               (6.1)           (4.5)
      lease of assets
      Provision for losses                       3.8             4.9

      Change in assets and
      liabilities:
         Accounts with MDC and MDFS             16.6            15.1
         Other assets                          (17.3)           14.5
         Accounts payable                      (18.2)           (5.4)

         Other liabilities                      13.9             0.5
         Deferred income taxes                   2.0            (0.7)
      Other, net                               (13.9)            2.6

                                                15.3            55.6
                                       ______________________________

INVESTING ACTIVITIES
  Net change in short-term notes and          (113.2)           27.6
lease receivables
  Purchase of equipment for operating          (12.7)          (34.9)
leases
  Proceeds from disposition of
  equipment, notes and                          48.0            66.6
      leases receivable

  Collection of notes and leases               139.5            96.5
receivable
  Acquisition of notes and leases              (72.5)          (79.2)
receivable
                                       ______________________________
                                               (10.9)           76.6
                                       ______________________________

FINANCING ACTIVITIES
  Net change in short-term borrowings         (116.3)          (60.9)

  Debt having maturities more than 90
  days:
   Proceeds                                    209.9            17.0
   Repayments                                 (135.1)          (72.2)

  Payment of cash dividends                    (12.7)           (1.8)
                                       ______________________________
                                               (54.2)         (117.9)
                                       ______________________________
Increase (decrease) in cash and cash           (49.8)           14.3
equivalents
Cash and cash equivalents at                    65.5            11.6
beginning of year
                                       ______________________________

Cash and cash equivalents at end of     $       15.7       $    25.9
period
                                       ==============================

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


Note 2   Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $52.1 million of the Company's income retained for growth was available for dividends at June 30, 1994.

In June 1993, the Company commenced an offering of up to $250 million of its General Term Notes(R) and subsequently commenced offerings of up to an aggregate of $350 million of its medium-term notes. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1994, MDFC has issued pursuant to such offerings $91 million of General Term Notes(R) at rates ranging from 5.0% to 8.4% due in 1995 through 2011, $140 million of medium-term notes at fixed rates ranging from 4.6% to 6.8% due in 1995 through 1998, and an additional $150 million of medium-term notes issued during the second quarter of 1994 due in 1995 through 1999 at floating rates based on LIBOR and reset quarterly.


Note 3   Commitments and Contingencies

At June 30, 1994 and December 31, 1993, the Company had unused credit lines available to customers totaling $6.5 million and $6.6 million; and commitments to provide leasing and other financing totaling $81.5 million and $43.6 million.

In conjunction with prior asset dispositions, the Company is subject to a maximum recourse of $40.0 million. Based on trends to date, the Company's actual losses from such exposure are not expected to be significant.

The Company has guaranteed the repayment of $9.2 million in capital lease obligations associated with a 50% partner.

Item 2.  Management's Analysis of Results of Operations

Finance lease income for the six months ended June 30, 1994 was $6.8 million (15.0%) higher than the comparable six-month period in 1993, primarily as a result of additional aircraft purchased and financed under finance leases.

Interest on notes receivable was $4.7 million (23.4%) lower than the 1993 six-month period, primarily due to a lower average outstanding balance of bridge financings in the aircraft portfolio.

Net gain on disposal or re-lease of assets increased $1.6 million (35.6%) from the first half of 1993, resulting primarily from equipment in the Company's commercial equipment leasing portfolio being sold at a gain at the end of the lease term.

The provision for losses for the six months ended June 30, 1994 was $1.1 million (22.5%) lower than the comparable six month period in 1993, primarily attributable to the improved credit quality of the total Company portfolio and reduced writeoffs in the aircraft portfolio.

Operating expenses were $2.9 million (27.1%) lower than the 1993 six month period, primarily due to the sales of the portfolios of McDonnell Douglas Bank Limited and McDonnell Douglas Capital Corporation, both of which were, in effect, wholly-owned subsidiaries of the Company.

Other expenses increased $0.9 million (40.9%) compared to the first half of 1993, primarily due to increased expenses associated with the Company's real estate owned portfolio.



                                    Part II

Item 1.  Legal Proceedings

As discussed in the Company's 10-K for the year ended December 31, 1993, MDFC Equipment Leasing Corporation, a wholly-owned subsidiary of the Company, reached an agreement in principle to settle the suit brought against it by Wilmington Trust Company, CoreStates Bank, N.A., Midlantic National Bank and Continental Bank for an immaterial amount. During the second quarter of 1994 the settlement was consummated and the suit was dismissed with prejudice.


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

Portfolio Balances

Portfolio balances for the Company's various business segments is summarized as follows:

                                       June 30,         December 31,
(Dollars in millions)                    1994        1993         1992
MDC aircraft financing:
  Finance leases                     $     782.2 $     765.0  $      506.2

  Operating leases                         248.9       144.2          93.7
  Notes receivable                         123.6       125.9         169.4
                                     _____________________________________
                                         1,154.7     1,035.1         769.3
                                     _____________________________________
Other commercial aircraft financing:
  Finance leases                           120.7       123.0         149.9

  Operating leases                          53.9        55.9          57.6
  Notes receivable                          25.9        23.5          24.3
                                     _____________________________________
                                           200.5       202.4         231.8
                                     _____________________________________
Commercial equipment leasing:
  Finance leases                           204.9       235.2         325.9
  Operating leases                         135.0       157.5         179.9

  Notes receivable                          19.3        28.8          50.7
  Preferred and preference stock             0.8         0.8           0.9
                                     _____________________________________
                                           360.0       422.3         557.4
                                     _____________________________________
Non-core businesses:
  Finance leases                             1.5         2.2          11.8

  Operating leases                           0.2         0.6           1.7
  Notes receivable                         141.4       170.9         214.4
                                     _____________________________________
                                           143.1       173.7         227.9
                                     _____________________________________
                                     $   1,858.3   $ 1,833.5  $    1,786.4
                                     =====================================

New Business Volume

New business volume for the Company's various business segments are summarized as follows:

                             Six months ended          Years ended
                                 June 30,              December 31,
                             _____________________________________________
(Dollars in millions)              1994            1993          1992

MDC aircraft financing         $      54.1      $    410.2  $        153.2

Other commercial aircraft              0.4             1.2               -
financing
Commercial equipment leasing           7.6            41.5            50.7
Non-core businesses                      -             0.1             2.6
                             _____________________________________________
                               $      62.1      $    453.0  $        206.5
                             =============================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
                                         June 30,         December 31,
                                       ____________________________________

(Dollars in millions)                      1994        1993         1992
Allowance for losses on financing
receivables at                          $    35.6  $     37.4   $      46.7
  beginning of year
Provision for losses                          3.8         8.6          19.1
Write-offs, net of recoveries                (3.8)      (10.4)        (27.4)
Other                                          -            -          (1.0)
Allowance for losses on financing       ___________________________________
receivables at end of period            $    35.6  $     35.6   $      37.4
                                        ===================================


Allowance as percent of total portfolio       1.9%        1.9%          2.1%

Net write-offs as percent of average          0.4%        0.6%          1.4%
portfolio


More than 90 days delinquent:
  Amount of delinquent installments     $     2.6  $      3.7   $       4.6
  Total receivables due from delinquent $    14.9  $    108.4   $      10.5
obligors
  Total receivables due from delinquent
obligors                                      0.8%        5.9%          0.6%
   as a percentage of total portfolio

Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the business units:

                                 Six months ended        Years ended
                                     June 30,           December 31,
                                 ________________________________________
(Dollars in millions)                  1994           1993         1992
Commercial aircraft financing     $      (0.9)     $    (1.5)  $      6.6
Commercial equipment leasing              0.9            3.9          5.3

                                 ________________________________________
                                            -            2.4         11.9
                                 ________________________________________

Non-Core Businesses
  Real estate financing                   2.5            6.4          7.7
  Receivable inventory financing            -              -          3.2

  Marketable debt securities              1.5            0.8          1.2
  McDonnell Douglas Bank Limited         (0.3)           0.3          2.8
  McDonnell Douglas Truck                   -              -          0.5
Services Inc.
  McDonnell Douglas Capital                 -            0.1          0.1
Corporation
  Business credit group                   0.1            0.4            -
                                 ________________________________________
                                          3.8            8.0         15.5
                                 ________________________________________

Total net write-offs              $       3.8     $     10.4   $     27.4
                                 ========================================


Commercial Aircraft Financing

P. T. Garuda Indonesia, which recently became the Company's single largest commercial aircraft financing customer, accounted for $276.9 million (14.9% of total Company portfolio) and $181.0 million (9.9% of total Company portfolio) at June 30, 1994 and December 31, 1993. The five largest commercial aircraft financing customers accounted for $827.3 million (44.5% of total Company portfolio) and $718.5 million (39.2% of Company total portfolio) at June 30, 1994 and December 31, 1993.


Information Regarding McDonnell Douglas Corporation

One of MDC's largest programs for the U.S. Government is the C-17 Globemaster
III. MDC has incurred significant C-17 related losses as a result of its cost estimates at completion exceeding the fixed-price ceiling set for development and initial production. In addition, as of June 30, 1994, the U.S.Air Force had withheld approximately $303 million from MDC's progress payment requests principally as a result of the higher cost estimates and the reclassification of certain costs. In May 1993, a Defense Acquisition Board initiated by the Under Secretary of Defense for Acquisition began a review of the C-17 program in an effort to resolve outstanding issues and to make recommendations regarding the C-17's future. In connection with the review, MDC provided data and participated in numerous discussions. In January 1994, MDC and the Department of Defense agreed to a business settlement of many of issues concerning the C-17. MDC and the U.S. Air Force will be developing plans and contractual modifications and agreements to implement the business settlement. MDC has begun to implement certain aspects of the settlement pending Congressional authorization and appropriations expected to be completed during 1994. The settlement covered many issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. The settlement also stipulated that MDC will expend funds in an effort to achieve product and systems improvements. During the fourth quarter of 1993, MDC recorded a $450 million pretax charge associated with the business settlement arranged with the Department of Defense and with cost
growth on the development and initial production lots.   Based upon further
definition and pricing of issues in the settlement, in the first quarter of 1994, MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. During the second quarter, MDC recognized losses in the development and initial production lots. These losses, however, were offset by increased earnings in the current production lots. Although completion of the full scale engineering and development portion of the C-17 program is approaching, MDC continues to bear additional costs in the development and initial production contracts.

MDC revenues decreased 16% in the first six months in 1994 to $6.20 billion, from $7.43 billion in the first six months in 1993. The decrease in revenues resulted principally from reduced deliveries in the commercial aircraft segment and MDC's reduced role in the downsized Space Station program. Revenues from the military aircraft segment were 11% higher for the first six months in 1994 as compared with the same period in 1993. Revenues from the commercial aircraft segment decreased 46% in the first six months of 1994 compared to the first six months of 1993 reflecting reduced aircraft deliveries and the overall softness in the commercial aircraft market. MDC expects the weakness of the commercial aircraft market to continue at least during the remainder of 1994.

Net earnings for the first six months of 1994 were $272 million compared with the first six months of 1993 earnings of $207 million, after excluding from 1993 unusual gains totaling $179 million related to the sale of McDonnell Douglas Information Systems International, the resolution of income tax issues, and a postretirement benefits curtailment gain.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit

   Exhibit 99 Computation of ratio of income to fixed charges.

B. Reports on Form 8-K

   On July 7, 1994, the Company filed a report on Form 8-K dated July 7, 1994, concerning the appointment of a new President and a Chief Financial Officer for the Company.




                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.





                                       McDonnell Douglas Finance Corporation



August 15, 1994                        /s/ Douglas E. Scudamore
                                       _______________________________
                                       Douglas E. Scudamore
                                       Vice President   Controller (Chief
                                       Accounting Officer) and
                                       Registrant's Authorized Officer

McDonnell Douglas Finance Corporation and Subsidiaries
Computation of Ratio of Income to Fixed Charges
(Unaudited)


                                             Six months ended June 30,
(Dollars in millions)                         1994             1993
                                          _______________________________

Income:
  Income before taxes on income            $       24.8    $        15.3
  Fixed charges                                    58.5             60.7
                                          _______________________________
 Income before taxes on                   $       83.3    $        76.0
  income and fixed charges
                                          ===============================


Fixed charges:
  Interest expense                         $       56.8    $        59.0

  Preferred stock cash dividends                    1.7              1.7
                                          _______________________________

                                           $       58.5    $        60.7
                                          ===============================


Ratio of income before taxes on income
and fixed charges                                 1.42            1.25
  to fixed charges
                                          ===============================






                                  Exhibit 99