Form 10-Q
period 1994-09-30
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1994-11-14
CIK 711513

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   Form 10-Q

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1994

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

                                (310) 627-3000
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_       No    ___

Common shares outstanding at November 14, 1994:       50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                          	 	Page



Part I   Financial Information

  Item 1. . . . . . . . . . . . . . . . . Financial Statements		 3

  Item 2. . . . Management's Analysis of Results of Operations		10

Part II  Other Information

  Item 1. . . . . . . . . . . . . . . . . .  Legal Proceedings		11

  Item 2. . . . . . . . . . . . . . .  Changes in Securities *

  Item 3. . . . . . . . . .  Defaults Upon Senior Securities *

  Item 4. Submission of Matters to a Vote of Security Holders *

  Item 5. . . . . . . . . . . . . . . . . .  Other Information		11

  Item 6. . . . . . . . . . . Exhibits and Reports on Form 8-K		16



* Omitted pursuant to General Instruction H (1)(a) and (b) to Form 10-Q.

                                    Part I

Item 1.  Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

                                         September     December
(Dollars in millions, except stated         30,          31,
value and par value amounts)               1994          1993
                                        (Unaudited)

ASSETS
  Financing receivables:
    Investment in finance leases          $1,072.1    $1,092.6
    Notes receivable                         299.8       350.0
					-----------------------
                                           1,371.9     1,442.6
    Allowance for losses on financing        (35.6)      (35.6)
    receivables
					_______________________
    Financing receivables, net             1,336.3     1,407.0
  Cash and cash equivalents                   22.4        65.5
  Equipment under operating leases, net      384.5       390.9
  Equipment held for sale or re-lease         10.8        32.0
  Accounts with MDC and MDFS                  47.2        70.4
					_______________________
  Other assets                                85.2        89.7
					-----------------------
                                          $1,886.4     $2,055.5

LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable                $      -     $ 202.6

  Accounts payable and accrued expenses       19.4        51.5
  Other liabilities                           85.2        74.5
  Deferred income taxes                      300.7       298.9
  Long-term debt:
    Senior                                 1,108.8     1,080.8
    Subordinated                              97.7        77.8
					_______________________
                                           1,611.8     1,786.1

  Commitments and contingencies - Note 3

  Shareholder's equity:
    Preferred stock - no par value;
     authorized 100,000 shares:

     Series A; $5,000 stated value;
      authorized, issued and outstanding      50.0        50.0
      10,000 shares
    Common stock - $100 par value;
     authorized 100,000 shares; issued         5.0         5.0
     and outstanding 50,000 shares
    Capital in excess of par value            89.5        89.5
    Income retained for growth               133.5       129.6

    Cumulative foreign currency               (3.4)       (4.7)
    translation adjustment		________________________
                                             274.6       269.4
					________________________
                                          $1,886.4     $2,055.5

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth
(Unaudited)



                                   Three months     Nine months
                                      ended            ended
                                  September 30,    September 30,
 (Dollars in millions)             1994    1993    1994    1993


 OPERATING INCOME
   Finance lease income            $25.3   $21.9    $75.5   $67.1

   Interest income on notes         7.0      9.9     22.4   30.0
   receivable
   Operating lease income, net     10.2      8.7     30.1   25.9
   of depreciation expense
   Net gain on disposal or re-      2.5      3.6      8.6     8.1
   lease of assets

   Other                            1.5      2.5      6.2     7.6
				__________________________________
	                           46.5     46.6    142.8   138.7
				__________________________________
 EXPENSES

   Interest expense                26.4     28.3     83.2   87.3
   Provision for losses             2.1      2.0      5.9    6.9
   Operating expenses               3.7      4.3     11.5   15.0
				_________________________________
   Other                            3.0      8.7      6.1   10.9
				_________________________________
	                           35.2     43.3    106.7  120.1
				_________________________________

 Income before taxes on income     11.3      3.3     36.1   18.6

 Provision for income taxes         4.2      9.9     13.6   15.4
				_________________________________
 Net income (loss)                  7.1     (6.6)    22.5    3.2
				_________________________________

 Income retained for growth at    132.3    124.4    129.6  116.4
 beginning of period

 Dividends                         (5.9)    (0.9)   (18.6)  (2.7)
				_________________________________
 Income retained for growth at   $133.5   $116.9   $133.5  $116.9
 end of period			_________________________________

 See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


                                                   Nine months
                                                 ended September 30,

(Dollars in millions)                             1994      1993


OPERATING ACTIVITIES
  Net income                                      $22.5     $3.2

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation expense - equipment under      30.2      28.1
	operating leases
      Net gain on disposal or re-lease of assets  (8.6)     (8.1)

      Provision for losses                         5.9       6.9

      Change in assets and liabilities:
         Accounts with MDC and MDFS               23.2     (32.9)

         Other assets                              4.5      47.2
         Accounts payable                        (32.1)    (19.5)
      Other liabilities
         Deferred income taxes                     1.8       2.2
      Other, net                                   2.5       6.9
						_________________
                                                  60.6      35.8
						_________________

INVESTING ACTIVITIES
  Net change in short-term notes and lease       (25.8)    (47.1)
    receivables
  Purchase of equipment for operating leases     (34.2)    (37.0)

  Proceeds from disposition of equipment, notes   60.4      83.6
  and leases receivable

  Collection of notes and leases receivable      169.1     138.4
  Acquisition of notes and leases receivable     (97.5)    (86.9)
						_________________
                                                  72.0      51.0
						_________________

FINANCING ACTIVITIES
  Net change in short-term borrowings           (202.6)    (30.5)

  Debt having maturities more than 90 days:

   Proceeds                                      229.9      68.3

    Repayments                                   (185.2)   (126.7)

  Payment of cash dividends                      (17.8)     (1.8)
						__________________
                                                (175.7)    (90.7)
						__________________
Decrease in cash and cash equivalents            (43.1)     (3.9)

Cash and cash equivalents at beginning of year    65.5      11.6
						__________________
Cash and cash equivalents at end of period        $22.4     $7.7
						__________________


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


Note 2   Credit Agreements and Long-Term Debt

At September 30, 1994, the Company and MDFS have a joint revolving credit agreement under which the Company may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. This agreement, which became effective September 29, 1994, expires September 28, 1998. By the terms of this agreement, MDFS can borrow no more than $16 million. The interest rate, at the option of the Company or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at September 30, 1994.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $54.5 million of the Company's income retained for growth was available for dividends at September 30, 1994.

In June 1993, the Company commenced an offering of up to $250 million of its General Term Notes(R) and subsequently commenced offerings of up to an aggregate of approximately $399 million of its medium-term notes. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of September 30, 1994, MDFC has issued pursuant to such offerings $91 million of General Term Notes(R) at rates ranging from 5.00% to 8.38% due in 1995 through 2011, $140 million of senior medium-term notes at fixed rates ranging from 4.63% to 6.78% due in 1995 through 1998, $150 million of senior medium-term notes due in 1995 through 1999 at floating rates based on LIBOR and reset quarterly, and $20 million of subordinated medium-term notes issued during the third quarter of 1994 at a fixed rate of 8.31% due in 2004.


Note 3   Commitments and Contingencies

At September 30, 1994 and December 31, 1993, the Company had unused credit lines available to customers totaling $2.9 million and $6.6 million; and commitments to provide leasing and other financing totaling $75.9 million and $43.6 million.

In conjunction with prior asset dispositions, the Company is subject to a maximum recourse of $38.2 million. Based on trends to date, the Company's actual losses from such exposure are not expected to be significant.

The Company has guaranteed the repayment of $9.2 million in capital lease obligations associated with a 50% partner.

Company financings to Trans World Airlines, Inc. ("TWA"), the Company's largest aircraft financing customer, accounted for $281.8 million (16.1% of total Company portfolio) at September 30, 1994 and as of such date, the Company had commitments to provide a nominal amount of additional financing relating to aircraft previously delivered to TWA. TWA has recently proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of an overall plan, TWA has requested the Company to defer six months of lease and other payments and to convert 50% of the deferral to equity. The Company is currently evaluating the proposal and is engaged in discussions with TWA. While the outcome of the proposed restructuring plan is dependent upon factors beyond the control of the Company, management believes that it is not expected to be materially adverse to the Company due to the collateral value of the aircraft and guaranties provided by MDC.

Payments from a few of the Company's commercial aircraft customers are delinquent and, as a result, the Company may be required to repossess aircraft from such customers. Losses from repossession of aircraft from these delinquent customers in the currently depressed aircraft market could have a material adverse affect on earnings. However, based on its current assessment of probable credit losses, management believes its loss reserves are adequate and does not believe that these matters would have a material adverse affect on the Company.

One group of creditors of Greyhound Lines Inc. ("Greyhound"), the Company's largest commercial equipment leasing customer, recently filed an involuntary bankruptcy petition against Greyhound in Federal Bankruptcy Court. Greyhound accounted for $18.9 million (1.1% of total Company portfolio) at September 30, 1994 and is current on its lease payments to the Company.Certain obligations of Greyhound to the Company are supported by letters of credit in the aggregate amount of $3.8 million. Based on its current assessment, management believes the loss reserves are adequate and does not believe that this matter will have a material adverse affect on the earnings of the Company.


Item 2.  Management's Analysis of Results of Operations

Finance lease income for the nine months ended September 30, 1994 was $8.4 million (12.5%) higher than the comparable nine-month period in 1993, primarily as a result of additional aircraft purchased from MDC and financed under finance leases.

Interest on notes receivable was $7.6 million (25.3%) lower than the 1993 nine-month period, primarily due to a lower average outstanding balance of bridge financings in the aircraft portfolio.

Operating lease income, net of depreciation expense, increased $4.2 million (16.2%) compared to the 1993 nine-month period, resulting primarily from an aircraft purchased from MDC and financed under an operating lease and aircraft previously leased under finance leases re-leased under operating leases.

Other income for the nine months ended September 30, 1994 was $1.4 million (18.4%) lower than the comparable nine-month period in 1993, primarily resulting from reduced lease underwriting residuals generated from the recently ceased operations of McDonnell Douglas Capital Corporation ("MDCC").

The provision for losses for the nine months ended September 30, 1994 was $1.0 million (14.5%) lower than the comparable nine-month period in 1993, primarily attributable to the improved credit quality of the total Company portfolio and reduced writeoffs in the real estate portfolio.

Operating expenses were $3.5 million (23.3%) lower than the 1993 nine-month period, primarily due to the sales of the portfolios of McDonnell Douglas Bank Limited and MDCC.

Other expenses decreased $4.8 million (44.0%) compared to the 1993 nine-month period, primarily due to a $5.7 million loss recorded in the third quarter of 1993 in conjunction with the transfer of real estate owned properties to an affiliate.



                                    Part II

Item 1.  Legal Proceedings

None to report.


Item 5.  Other Information

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; receivable writeoffs, net of recoveries by business unit; commercial aircraft financing; commercial equipment leasing; and information regarding MDC are summarized below.

Portfolio Balances

Portfolio balances for the Company's various business segments is summarized as follows:

                                  September 30,    December 31,
(Dollars in millions)                 1994        1993     1992

MDC aircraft financing:
  Finance leases                     $   739.9 $ 732.3  $  506.2

  Operating leases                       199.5   176.9      93.7
  Notes receivable                       120.5   125.9     169.4
				---------------------------------
                                       1,059.9 1,035.1     769.3
				---------------------------------
Other commercial aircraft financing:
  Finance leases                         119.8   123.0     149.9

  Operating leases                        43.8    55.9      57.6
  Notes receivable                        24.8    23.5      24.3
				---------------------------------
                                         188.4   202.4     231.8
				---------------------------------
Commercial equipment leasing:
  Finance leases                         210.5   235.2     325.9
  Operating leases                       141.1   157.5     179.9
  Notes receivable                        17.8    28.8      50.7
  Preferred and preference stock           0.8     0.8       0.9
				---------------------------------
                                         370.2   422.3     557.4
				---------------------------------
Non-core businesses:
  Finance leases                           1.9     2.2      11.8

  Operating leases                           -     0.6       1.7
  Notes receivable                       136.0   170.9     214.4
				---------------------------------
                                         137.9   173.7     227.9
				---------------------------------
                                     $ 1,756.4 $1,833.5 $1,786.4
				=================================


New Business Volume

New business volume for the Company's various business segments are summarized as follows:

                              Nine months       Years ended
                                 ended          December 31,
                              September 30,
(Dollars in millions)            1994         1993       1992

MDC aircraft financing         $  62.9      $  410.2  $    153.2
Other commercial aircraft          0.4           1.2           -
financing
Commercial equipment leasing      46.5          41.5        50.7
Non-core businesses                  -           0.1         2.6
				---------------------------------
                               $ 109.8      $  453.0  $    206.5
				=================================

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
                                       September   December 31,
                                          30,
(Dollars in millions)                    1994     1993     1992

Allowance for losses on financing re-
ceivables at                            $ 35.6   $37.4   $ 46.7
  beginning of year
Provision for losses                       5.9     8.6     19.1

Write-offs, net of recoveries             (5.9)  (10.4)   (27.4)
Other                                       -        -     (1.0)
					-------------------------
Allowance for losses on financing re-
ceivables at end of period              $ 35.6   $35.6   $ 37.4
					=========================

Allowance as percent of total portfo-      2.0%    1.9%     2.1%
lio


Net write-offs as percent of average       0.4%    0.6%     1.4%
portfolio

More than 90 days delinquent:
  Amount of delinquent installments     $  2.0   $ 3.7   $  4.6
  Total receivables due from delin-     $ 17.2   $108.4  $ 10.5
quent obligors

  Total receivables due from delin-
quent obligors                             1.0%    5.9%     0.6%
   as a percentage of total portfolio

Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the business units:

                                  Nine months     Years ended
                                    ended	  December 31,
                                  September 30,
(Dollars in millions)                 1994        1993     1992

Commercial aircraft financing    $    (1.5)    $  (1.5)  $  6.6
Commercial equipment leasing           3.6         3.9      5.3
				--------------------------------
                                       2.1         2.4     11.9
				--------------------------------
Non-Core Businesses
  Real estate financing                2.5         6.4      7.7
  Receivable inventory financing       0.1           -      3.2

  Marketable debt securities           1.5         0.8      1.2
  McDonnell Douglas Bank Limited      (0.4)        0.3      2.8
  McDonnell Douglas Truck Ser-           -           -      0.5
  vices Inc.
  McDonnell Douglas Capital Cor-         -         0.1      0.1
  poration
  Business credit group                0.1         0.4        -
				--------------------------------
                                       3.8         8.0     15.5
				--------------------------------
Total net write-offs             $     5.9     $  10.4   $ 27.4
				================================


Commercial Aircraft Financing

Company financings to Trans World Airlines, Inc. ("TWA"), the Company's largest aircraft financing customer, accounted for $281.8 million (16.1% of total Company portfolio) at September 30, 1994 and as of such date, the Company had commitments to provide a nominal amount of additional financing relating to aircraft previously delivered to TWA. TWA has recently proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of an overall plan, TWA has requested the Company to defer six months of lease and other payments and to convert 50% of the deferral to equity. The Company is currently evaluating the proposal and is engaged in discussions with TWA. While the outcome of the proposed restruc-turing plan is dependent upon factors beyond the control of the Company, management believes that it is not expected to be materially adverse to the Company due to the collateral value of the aircraft and guaranties provided by MDC.

Payments from a few of the Company's commercial aircraft customers are delinquent and, as a result, the Company may be required to repossess aircraft from such customers. Losses from repossession of aircraft from these delin-quent customers in the currently depressed aircraft market could have a material adverse affect on earnings. However, based on its current assessment of probable credit losses, management believes its loss reserves are adequate and does not believe that these matters would have a material adverse affect on the Company.

Commercial Equipment Leasing

One group of creditors of Greyhound Lines Inc. ("Greyhound"), the Company's largest commercial equipment leasing customer, recently filed an involuntary bankruptcy petition against Greyhound in Federal Bankruptcy Court. Greyhound accounted for $18.9 million (1.1% of total Company portfolio) at September 30, 1994 and is current on its lease payments to the Company.Certain obligations of Greyhound to the Company are supported by letters of credit in the aggre-gate amount of $3.8 million. Based on its current assessment, management believes the loss reserves are adequate and does not believe that this matter will have a material adverse affect on the earnings of the Company.


Information Regarding McDonnell Douglas Corporation

The financial well-being of MDC may impact the Company's ability to enter into significant amounts of new business in the future. Approximately 20% of the receivables from the Company's total aircraft portfolio are supported by guaranties from MDC. In the event a substantial portion of the guaranties become payable and in the unlikely event that MDC is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the financial condition of the Company. In addition, MDC partici-pates as an intermediary in financings to a small number of the Company's commercial aircraft customers and largely as a result thereof, MDC is the fourth largest commercial aircraft financing customer of the Company.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit

   Exhibit 27 Financial Data Schedule.

   Exhibit 99 Computation of ratio of income to fixed charges.

B. Reports on Form 8-K

   None.




                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.





                                       McDonnell Douglas Finance Corporation



November 14, 1994                      /s/ Thomas J. Lawlor, Jr.
                                       Thomas J. Lawlor, Jr.
                                       Senior Vice President   Finance
                                       (Chief Accounting Officer) and
                                       Registrant's Authorized Officer

McDonnell Douglas Finance Corporation and Subsidiaries
Computation of Ratio of Income to Fixed Charges
(Unaudited)


                                            Nine months ended
					      September 30,
(Dollars in millions)                       1994        1993

Income:
  Income before taxes on income            $   36.1    $   18.6
  Fixed charges                                85.8        90.0
					________________________
 Income before taxes on income and         $  121.9    $  108.6
  fixed charges
					========================


Fixed charges:
  Interest expense                         $   83.2    $   87.3

  Preferred stock cash dividends                2.6         2.7
					________________________
                                           $   85.8    $   90.0
					========================

Ratio of income before taxes on income
and fixed charges to fixed charges              1.42        1.21
					=========================







                                  Exhibit 99