Form 10-K
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1995-03-31
CIK 711513

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the year ended December 31, 1994



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

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes __X__      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

As of March 30, 1995, there were 50,000 shares of the Company's common stock outstanding.

Registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                                Page


Part I

  Item 1. Business  . . . . . . . . . . . . . . . . . . . . . .   3
  Item 2. Properties  . . . . . . . . . . . . . . . . . . . . .  17
  Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . .  18
  Item 4. Submission of Matters to a Vote of Security Holders *

Part II

  Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . .  18
  Item 6. Selected Financial Data . . . . . . . . . . . . . . .  18
  Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .  22
  Item 8. Financial Statements and Supplementary Data . . . . .  24
  Item 9. Changes in and Disagreements with Accountants on
         Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . .  48

Part III

  Item 10. Directors and Executive Officers of the Registrant *
  Item 11. Executive Compensation *
  Item 12. Security Ownership of Certain Beneficial Owners and Management *
  Item 13. Certain Relationships and Related Transactions *


Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . .  48
          Signatures  . . . . . . . . . . . . . . . . . . . . .  51
          Exhibits  . . . . . . . . . . . . . . . . . . . . . .  52







*Omitted pursuant to General Instruction J(1)(a) and (b) of Form 10-K.

                                    Part I

Item 1. Business

General

McDonnell Douglas Finance Corporation (together with its subsidiaries the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("MDC"). The Company was incorporated in Delaware in 1968 and originally financed only MDC manufactured commercial jet transport aircraft. While this continues to represent a significant portion of the Company's business, the Company also provides a diversified range of financing including loans, finance leases and operating leases, primarily involving equipment for commercial and industrial customers. At December 31, 1994, the Company had 88 employees.

In 1990, the Company commenced a program to focus its new business efforts within its two core business units, commercial aircraft financing and commercial equipment leasing ("CEL"), businesses in which the Company historically has achieved satisfactory returns. For the five years ended 1994, the core businesses earned $175.0 million or 139% of the total net earnings of the Company, excluding the 1989 cumulative effect of a change in accounting principle.

The Company now operates in three segments: commercial aircraft financing, CEL, and non-core businesses. Non-core businesses represent market segments in which the Company is no longer active. The non-core businesses consist primarily of the remaining assets of two business units: receivable inventory financing ("RIF") and real estate financing ("RE"). Since 1991, the Company has been liquidating or selling the assets of its non-core businesses and is actively managing the remaining non-core businesses portfolio with a view toward liquidation over time.

Information on the Company's new business volume and portfolio balances is included in the following tables.

New Business Volume
                                     Years ended December 31,
(Dollars in millions)         1994     1993    1992    1991    1990
Commercial aircraft          $117.9  $ 411.4 $ 153.2 $ 100.9  $155.4
  financing
Commercial equipment           84.1     41.5    50.7    91.8   189.1
  leasing

Non-core businesses             -        0.1     2.6    38.6   416.8
                             $202.0  $ 453.0 $ 206.5 $ 231.3  $761.3

Portfolio Balances
                                               December 31,
(Dollars in millions)          1994      1993     1992      1991      1990
Commercial aircraft          $ 1,333.0 $1,237.5 $1,001.1  $  907.8  $1,048.1
  financing
Commercial equipment             369.4    422.3    557.4     668.9     965.1
  leasing

Non-core businesses              113.9    173.7    227.9     595.6   1,245.9
                             $ 1,816.3 $1,833.5 $1,786.4  $2,172.3  $3,259.1

For financial information about the Company's segments, see Notes to Consolidated Financial Statements included in Item 8.


Commercial Aircraft Financing Segment

The Company's commercial aircraft financing group, located in Long Beach, California, finances the acquisition of MDC aircraft by purchasing such aircraft subject to lease to airlines and by providing secured and unsecured notes receivable financing in connection with the acquisition of such aircraft. Additionally, this group assists MDC's own aircraft financing group with respect to financing of some of MDC's aircraft by others. Beginning in 1986, the Company began providing financing primarily to regional airlines for aircraft manufactured by manufacturers other than MDC, but a substantial majority of the commercial aircraft portfolio is comprised of aircraft manufactured by MDC.

Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

Commercial Aircraft Portfolio by Aircraft Type

                                              December 31,
(Dollars in millions)          1994      1993       1992    1991      1990
MDC aircraft financing:

  Finance leases            $  748.2  $   732.3 $   506.2 $ 465.6  $  604.7
  Operating leases             197.8      176.9      93.7    30.0      15.6
  Notes receivable             194.8      125.9     169.4   107.4      66.6
                             1,140.8    1,035.1     769.3   603.0     686.9

Other commercial aircraft financing:

  Finance leases               125.2      123.0     149.9   214.6     265.0
  Operating leases              43.1       55.9      57.6    62.3      52.2
  Notes receivable              23.9       23.5      24.3    27.9      44.0
                               192.2      202.4     231.8   304.8     361.2
                            $1,333.0  $ 1,237.5 $ 1,001.1 $ 907.8  $1,048.1

Commercial Aircraft Portfolio by Product Type

                                               December 31,
(Dollars in millions)         1994       1993      1992      1991      1990
Aircraft leases:
  Finance leases

   Domestic                 $   653.3 $   638.9 $   601.5  $609.2  $    798.2
   Foreign                      220.1     216.5      54.6    70.9        71.5
  Operating leases
   Domestic                     161.9     149.7     111.4    81.5        56.9
   Foreign                       79.0      83.0      39.9    10.9        10.9
                              1,114.3   1,088.1     807.4   772.5       937.5

Aircraft related notes receivable:
   Domestic obligors             53.4      51.4      88.0    61.6        33.9
   Foreign obligors             165.3      98.0     105.7    73.7        76.7
                                218.7     149.4     193.7   135.3       110.6
                            $ 1,333.0 $ 1,237.5 $ 1,001.1  $907.8  $  1,048.1


At December 31, 1994, the Company's commercial aircraft portfolio was comprised of finance leases to 24 customers (21 domestic and three foreign) with a carrying amount of $873.4 million (48.1% of total Company portfolio), notes receivable from ten customers (three domestic and seven foreign) with a carrying amount of $218.7 million (12.0% of total Company portfolio) and operating leases to nine customers (seven domestic and two foreign) with a carrying amount of $240.9 million (13.3% of total Company portfolio).

At December 31, 1994, 62.8% of the Company's total portfolio consisted of financings related to MDC aircraft, compared with 56.5% and 43.1% in 1993 and 1992.

-  Factors Affecting the Commercial Aircraft Financing Portfolio

  A substantial portion of the Company's aircraft financings are to airlines which either have recently emerged from bankruptcy or are in poor financial health. The Company's first and third largest customers, Trans World Airlines, Inc. ("TWA") and Continental Airlines, Inc. and its affiliated companies ("Continental"), emerged from bankruptcy in 1993. Company financings to TWA accounted for $287.9 million (15.9% of total Company portfolio) and $253.2 million (13.8% of total Company portfolio) at December 31, 1994 and 1993. TWA has been negotiating deferrals of rent and other payments with its lessors and other creditors (including the Company and MDC) and has not made payments to the Company since September 27, 1994. The Company and TWA are presently negotiating terms under which the Company would be paid amounts due from TWA aggregating $29.1 million, deferred from the period October 1, 1994 through March 31, 1995. No assurance can be given that TWA and the Company will execute such an agreement. TWA's need for payment deferrals from its aircraft financiers resulted from its reactively weak financial condition and, accordingly, no assurance can be given that TWA would be able to perform its obligations under the contemplated deferral agreement. TWA has publicly stated that it may be necessary to file again for bankruptcy protection if it cannot reach agreement with its creditors. In that event, if TWA were to reject a substantial number of the aircraft presently leased by the Company and if the Company could not promptly re-lease such aircraft at comparable lease rates, the Company's earnings could suffer a material adverse impact. Company financings to Continental are current and accounted for $107.4 million (5.9% of total Company portfolio) and $116.5 million (6.4% of total Company portfolio) at December 31, 1994 and 1993. Pursuant to the terms of supplemental guaranties executed by MDC in favor of the Company, up to an additional $25.0 million of the Company's financings to TWA and up to an additional $15.0 million of the Company's financings to Continental are guaranteed by MDC. These guaranties supplement individual guaranties provided by MDC with respect to certain of the Company's financings to TWA and Continental to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1996, but may be extended under certain limited circumstances. (See "Aircraft Financing Guaranties.")

  A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The Company's second largest customer, P. T. Garuda Indonesia, accounted for $186.4 million (10.3% of the total Company portfolio) and $181.0 million (9.9% of total Company portfolio) at December 31, 1994 and 1993. The five largest commercial aircraft financing customers accounted for $748.6 million (41.2% of total Company portfolio) and $718.5 million (39.2% of Company total portfolio) at December 31, 1994 and 1993.

-  Current Commercial Aircraft Market Conditions

  The current severe economic downturn within the airline industry has diminished significantly the demand for new and used aircraft, with some airlines defaulting on contracts for firm orders or postponing orders with the manufacturer while also disposing of or grounding a portion of their fleets. This has resulted in an oversupply of aircraft in the market, which has adversely affected the values of some of the Company's aircraft. It is not clear whether this decline in aircraft values will continue. Despite the erosion of aircraft values, the Company believes that the value of realizable sales prices at the end of the lease terms for substantially all the aircraft the Company has leased exceeds the book value projected at the end of the lease terms. A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's commercial aircraft finance customers. Repossession of aircraft in the currently depressed aircraft market could have an adverse affect on future earnings. In addition, if aircraft values remain depressed or continue to decline and the Company is required as a result of customer defaults to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the financial condition of the Company. In this regard, the Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business.

-  Aircraft Leasing

  The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At
  December 31, 1994, the Company owned or participated in the ownership of 117 leased commercial aircraft, including 66 that were manufactured by MDC.

-  Factors Affecting Aircraft Financing Volume

  As in the past, the Company anticipates continued fluctuations in the volume of its aircraft financing transactions. Current market conditions may limit many airlines' ability to access financing and present more opportunities to the Company. The Company had commitments to provide aircraft related financing of $10.8 million and $38.5 million at December 31, 1994 and 1993. (See "Competition and Economic Factors.")

  The following lists information on new business volume for the Company's commercial aircraft financing segment:

                                     Years ended December 31,
  (Dollars in millions)       1994    1993	1992	1991	1990
  MDC aircraft financing
   volume:
   Finance leases	      $53.0   $357.3  $ 95.0  $ 19.2  $ 29.7
   Operating leases            15.7     33.8    53.5    30.0       -
   Notes receivable            41.3     19.1     4.7    21.5       -
                              110.0    410.2   153.2    70.7    29.7

  Other commercial aircraft financing volume:
   Finance leases               7.9        -       -    23.9    69.3
   Operating leases               -      0.7       -     6.3    21.0
   Notes receivable               -      0.5       -       -    35.4
                                7.9      1.2       -    30.2   125.7
                            $ 117.9  $ 411.4 $ 153.2 $ 100.9  $155.4

-  Aircraft Financing Guaranties

  At December 31, 1994, the Company had $337.8 million of guaranties with respect to its commercial aircraft financing portfolio relating to transactions with a carrying value of $1,333.0 million (25.3% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:

                                        Domestic    Foreign
  (Dollars in millions)                 Airlines   Airlines   Total

  Amounts guaranteed by:
   MDC                                 $   116.6  $    165.2 $ 281.8
   Foreign governments                       -          15.6    15.6
   Other                                    26.9        13.5    40.4
  Total guaranties                     $   143.5  $    194.3 $ 337.8

  The Company has no reason to believe that any such guaranteed amounts will be ultimately unenforceable or uncollectible. See "Relationship With MDC."


Commercial Equipment Leasing Segment

CEL provides single-investor, tax-oriented lease financing as its primary product. CEL, which maintains its principal operations in Long Beach, California and has marketing offices in Chicago, Illinois and Detroit, Michigan, obtains its business primarily through direct solicitation by its marketing personnel. CEL specializes in leasing equipment such as over-the-road transportation equipment, executive aircraft, machine tools, shipping containers, printing equipment, textile manufacturing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The lease term is generally between three and ten years and transaction sizes usually range between $2.0 million and $10.0 million. In addition to financing transactions for the Company, CEL also arranges third party financings of equipment.

Portfolio balances for the Company's CEL segment are summarized as follows:

                                             December 31,
(Dollars in millions)           1994	 1993      1992     1991    1990

Finance leases               $  216.8 $  235.2  $  325.9 $  425.9 $ 655.8
Operating leases                133.4    157.5     179.9    198.7   244.8

Notes receivable                 18.5     28.8      50.7     41.5    59.4
Preferred and preference          0.7      0.8       0.9      2.8     5.1
stock
                             $  369.4 $  422.3  $  557.4 $  668.9 $ 965.1

-  Factors Affecting CEL Volume

  As the Company's borrowing costs have declined in 1993 and 1994, CEL's ability to compete more effectively has increased significantly. In 1994, CEL booked $84.1 million of new business volume, more than doubling that of 1993. Additionally, at year end, CEL's backlog of business was $83.6 million, surpassing the 1993 backlog of $4.6 million.

  The following lists information on new business volume for the Company's CEL segment:

                                     Years ended December 31,
  (Dollars in millions)       1994    1993     1992    1991    1990

  Finance leases             $ 53.9  $  15.3 $  24.9 $  55.6  $109.4
  Operating leases             24.3     22.9    18.2    30.3    73.2
  Notes receivable              5.9      3.3     7.6     5.9     6.5
                             $ 84.1  $  41.5 $  50.7 $  91.8  $189.1


Non-Core Businesses Segment

Since 1991, the Company has been liquidating or selling the assets of its non-core businesses. In December 1994, the Company sold substantially all of its assets held by McDonnell Douglas Bank Limited ("MD Bank"), a United Kingdom company and former wholly-owned subsidiary of the Company, at approximately book value. The non-core businesses consist primarily of two business units, RIF and RE.

-  Receivable Inventory Financing

  RIF finances dealers of rent-to-own products such as home appliances, electronics and furniture through note arrangements secured by the products and the rental amounts to be collected. RIF ceased pursuing new business during 1991, but continues to manage its existing portfolio of $20.8 million.

-  Real Estate Financing

  RE previously specialized in fixed-rate, medium-term loans secured by a first deed-of-trust or mortgage on commercial real estate properties such as office buildings and small shopping centers. RE ceased originating new transactions in 1990, but continues to manage its current portfolio.

  At December 31, 1994, the largest concentration of the Company's real estate assets was in the Western region of the United States, representing $53.5 million or 53.5% of the Company's real estate holdings. At December 31, 1994, the Company had $28.8 million or 28.8% of its real estate holdings in Southern California, where values continue to remain depressed. Office buildings, which represent the largest real estate holding, totaled $41.3 million at December 31, 1994. At December 31, 1994 and 1993, real estate owned through foreclosure totaled $10.6 million and $12.9 million.

Portfolio balances for the Company's non-core businesses segment are summarized as follows:

                                              December 31,
(Dollars in millions)           1994	1993	 1992      1991      1990

Finance leases               $     -  $   2.2 $   11.8  $  174.1 $   587.2
Operating leases                   -      0.6      1.7     121.1     181.6

Notes receivable               113.9    170.9    214.4     300.4     477.1
                             $ 113.9  $ 173.7 $  227.9  $  595.6 $ 1,245.9


Cross-Border Outstandings

The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" - economic and political risk factors specific to the country of the borrower which may make the borrower unable or unwilling to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. To minimize country risk, the Company monitors its foreign credits in each country with specific consideration given to maturity, currency, industry and geographic concentration of the credits.

The Company has relatively small local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

The countries in which the Company's cross border outstandings exceeded 1% of consolidated assets consist of the following at December 31:

(Dollars in millions)

Country                                       December 31,
                          Finance     Notes     Operating
1994                       Leases   Receivable   Leases    Guaranties   Total

Indonesia                 $ 144.8  $         - $        - $         -  $144.8

Japan                           -         35.1          -           -    35.1

Mexico                       21.4                    23.9           -    45.3
                          $ 166.2  $      35.1 $     23.9 $         -  $225.2

1993

Indonesia                  $ 154.8  $       -  $       -   $     -    $  154.8
Mexico                        23.0          -       23.6         -        46.6
United Kingdom                14.3       23.0          -         -        37.3
                           $ 192.1  $    23.0  $    23.6   $     -    $  238.7

                                              December 31,
                           Finance     Notes     Operating
1992                        Leases   Receivable   Leases    Guaranties  Total
Canada                     $  12.7    $     5.7   $    0.3    $    3.5  $22.2
Mexico                        24.3            -       26.5           -   50.8
United Kingdom                23.9         42.7        0.4           -   67.0
                           $  60.9    $    48.4   $   27.2    $    3.5 $140.0

As of December 31, 1993, the Company had equipment in the Netherlands under an operating lease agreement with a net carrying amount of $18.0 million, representing outstandings between 0.75% and 1% of the Company's total assets. As of December 31, 1994 and 1992, there were no countries whose outstandings were between 0.75% and 1% of the Company's total assets.

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1994:

(Dollars in millions)

Maturity Distribution                        Domestic  Foreign    Total

  1995                                      $    267.3 $  73.5 $    340.8
  1996                                           177.2    38.6      215.8
  1997                                           145.4    41.2      186.6
  1998                                           135.3    33.9      169.2
  1999                                           128.9    28.8      157.7
  2000 and thereafter                            495.6   250.4      746.0
                                            $  1,349.7 $ 466.4 $  1,816.1

Financing Receivables Due 1996 and Thereafter
  Fixed interest rates                      $  1,046.1 $  78.9 $  1,125.0
  Variable interest rates                         36.3   314.0      350.3
                                            $  1,082.4 $ 392.9 $  1,475.3

Allowance for Losses on Financing Receivables and Credit Loss Experience

Analysis of Allowance for Losses on Financing Receivables

                                                      December 31,
(Dollars in millions)                     1994	 1993     1992  1991   1990
Allowance for losses on financing
  receivables at beginning of year        $35.6  $37.4   $46.7  $61.6  $46.9
Provision for losses                       9.9     8.6    19.1   47.2   57.3

Write-offs, net of recoveries             (4.9)  (10.4)  (27.4) (56.7)  (44.1)
Other                                      0.1       -    (1.0)  (5.4)    1.5
Allowance for losses on financing
 receivables at end of year               $40.7  $35.6    $37.4  $46.7  $61.6

Allowance as percent of total portfolio    2.2%    1.9%   2.1%   2.2%    1.9%


Net write-offs as percent of
  average portfolio                        0.3%    0.6%   1.4%   2.0%    1.4%

More than 90 days delinquent:

  Amount of delinquent installments       $2.8   $ 3.7   $4.6   $19.0  $ 5.2
  Total receivables due from delinquent
   obligors                               $43.2  108.4$  $10.5  $42.8  $42.1

  Total receivables due from delinquent
   obligors as a percentage of total
   portfolio                               2.4%    5.9%   0.6%   2.0%    1.3%

The portfolio at December 31, 1994 includes nine CEL obligors and three airline obligors to which payment extensions have been granted. At December 31, 1994, payments so extended amounted to $21.7 million ($15.6 million airline-related), and the aggregate carrying amount of the related receivables was $434.7 million ($400.6 million airline-related).

Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience for each of the business units:

                                       Years ended          % of Respective
                                       December 31,        Average Portfolio
(Dollars in millions)                1994       1993         1994      1993
Commercial aircraft financing      $  (1.9)  $  (1.5)      (0.14)%    (0.15)%
Commercial equipment leasing           2.5       3.9        0.66       0.80
Non-core businesses                    4.3       8.0        2.94       4.06
                                   $   4.9   $  10.4

In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $9.9 million and $8.6 million in 1994 and 1993 for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1994 to cover potential losses in the

Company's total portfolio. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of real estate, aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

The Company's receivable write-offs, net of recoveries, decreased in 1994 as compared to 1993. The decrease is largely due to the improved performance of the RE portfolio.

Nonaccrual and Past Due Financing Receivables

Financing receivables accounted for on a nonaccrual basis consisted of the following at December 31:

(Dollars in millions)                                 1994    1993
Domestic                                            $   8.8  $ 17.1
Foreign                                                21.4    23.7
                                                    $  30.2  $ 40.8


Financing receivables being accrued which are contractually past due 90 days or more as to principal and interest payments consisted of domestic financings of $16.5 million and $76.6 million at December 31, 1994 and 1993.


Borrowing Operations

The following table sets forth the average debt of the Company by borrowing classification:

(Dollars in millions)

                       Average                 Average              Average
 Years ended          Short-Term              Long-Term              Total
 December 31,            Debt                   Debt                  Debt

     1994             $   108.0               $  1,167.3           $  1,275.3
     1993                 113.0                  1,153.7              1,266.7
     1992                 118.2                  1,513.1              1,631.3
     1991                 341.1                  1,750.4              2,091.5
     1990                 393.2                  1,888.0              2,281.2

The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                     Weighted           Weighted
                      Average            Average           Weighted
                    Short-Term          Long-Term           Average
 Years ended         Interest           Interest           Total Debt
 December 31,          Rate                Rate          Interest Rate

     1994              5.27%              8.76%              8.50%
     1993              5.97               9.53               9.19
     1992             12.38               8.75               9.00

     1991             10.28               9.73               9.82
     1990             10.86               9.62               9.83

In April 1994, Moody's Investor Service, Inc. upgraded the Company's senior debt, subordinated debt and commercial paper to Baa3, Ba2 and Prime-3, respectively.

In June 1994, Standard & Poor's Ratings Group upgraded the Company's commercial paper to A2 and revised the Company's outlook to "Stable" and affirmed a BBB senior debt rating and BBB- subordinated debt rating.

A security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.


Competition and Economic Factors

The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial equipment leasing and commercial aircraft financing segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and to the ability of the Company to utilize tax benefits attendant to leasing. (See "Relationship With MDC.") Competitive factors also include, among other things, the Company's ability to be relatively flexible in its financing arrangements with new and existing customers.

The Company has in the past obtained a significant portion of its leasing business and notes receivable in connection with the lease or sale of MDC aircraft. The Company's relationship with MDC has in many cases presented opportunities for such business and has caused MDC to offer to the Company substantially all of the notes receivable taken by MDC upon the sale of its aircraft. (See "Relationship With MDC".) In past years many customers have obtained their financing for MDC aircraft through sources other than the Company or MDC, reflecting a broader range of competitive financing alternatives available to MDC customers. However, the worldwide downturn in the airline business, together with the general tightening of credit has presented and may continue to present increased opportunities for aircraft financing business for the Company. The consolidation in the United States airline industry as a result of bankruptcies and mergers has resulted in an increase in the concentration of the Company's MDC aircraft financings in a smaller number of larger airlines at the same time that the Company's decision to exit its non-core businesses has resulted in a greater concentration of the Company's portfolio in commercial aircraft financing. With a larger portion of the portfolio concentrated in MDC aircraft financings, the risk to the Company resulting from the declining creditworthiness of many airlines has increased. (See "Commercial Aircraft Financing Segment" and "Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience.")

Aircraft owned or financed by the Company may become significantly less valuable because of the introduction of new aircraft models, which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation for noise abatement which will over time prohibit the use of older, noisier (Stage 2) aircraft in the United States, or an oversupply of aircraft for sale (such as presently exists). In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value, which would result in recognition of a loss to the Company. At December 31, 1994, the Company's carrying amount of Stage 2 aircraft totaled $109.3 million (8.1% of the Company's total aircraft portfolio, including any aircraft held for sale or re-lease).

Although the Company is particularly subject to risks attendant to the airline and aircraft manufacturing industries, the ability of the Company to generate new business also is dependent upon, among other factors, the capital equipment requirements of U.S. businesses and the availability of capital.


Relationship With MDC

MDC is principally engaged in the design, development and production of defense and commercial aerospace products. For the year ended December 31, 1994, MDC recorded revenues of $13.2 billion and net earnings of $598.0 million. At December 31, 1994, MDC had assets of $12.2 billion and shareholders' equity of $3.9 billion. Two of the Company's directors are officers of MDC.

The financial well-being of MDC is vital to the Company's ability to enter into significant amounts of new business in the future. Two of the principal industry segments in which MDC operates, military aircraft and commercial aircraft, are especially competitive and have a limited number of customers. As the Company focuses on its core businesses, and primarily aircraft financing, its future business prospects become more closely tied to the success of MDC, and especially the ability of MDC's commercial aircraft business to generate additional sales. The commercial aircraft business is market sensitive, which causes disruptions in production and procurement and attendant costs, and requires large investments to develop new derivatives of existing aircraft or new aircraft. The depressed conditions in the airline industry have resulted and may continue to result in airlines not taking deliveries of commercial transport aircraft, defaulting on contracts for firm orders, requests for changes in delivery schedules of existing orders, not exercising options or reserves and a dramatic decline in new orders. MDC's market share of firm order backlog for new commercial aircraft has declined significantly in the past several years and operating revenues for MDC's commercial aircraft segment decreased 34% in 1994 after a 28% decline in 1993.

 MDC has made guaranties to non-affiliate third parties in connection with the marketing of commercial aircraft. MDC does not anticipate that the existence of such guaranties will have a material adverse effect upon its cash flow or financial position. In addition, some existing commercial aircraft contracts contain provisions requiring MDC to repurchase used aircraft at the option of the commercial customers. In view of the current market conditions for used aircraft, MDC's earnings and cash flows could be adversely impacted by the exercise of such options. However, it is not anticipated that the existence of such repurchase obligations will have a material adverse effect on MDC's cash flow or financial position. The trend of reduced commercial aircraft orders and reduced defense spending has resulted in a significant downsizing of MDC over the last several years.

Approximately 21.1% of the receivables from the Company's total aircraft portfolio are supported by guaranties from MDC. In the event a substantial portion of the guaranties become payable and in the unlikely event that MDC is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the financial condition of the Company. In addition, MDC participates as an intermediary in financings to a small number of the Company's commercial aircraft customers and largely as a result thereof, MDC is the fourth largest commercial aircraft financing customer of the Company.

For a further description of these and other significant factors which may affect MDC's financial condition, see MDC's Form 10-K for the year ended December 31, 1994 (Securities and Exchange Commission file number 1-3685).

-  Operating Agreement

  The relationship between the Company and MDC is governed by an operating agreement (the "Operating Agreement"), which formalizes certain aspects of the relationship between the companies, principally those relating to the purchase and sale of MDC aircraft receivables, the leasing of MDC aircraft, the resale of MDC aircraft returned to, or repossessed by, the Company under leases or secured notes, and the allocation of federal income taxes between the companies.

  Under the Operating Agreement, MDC is required to offer to the Company all promissory notes, conditional sales contracts and certain other receivables obtained by MDC in connection with the sale of its commercial transport aircraft, except for any receivable that MDC acquires in a transaction which, in its opinion, involves unusual or exceptional circumstances or which it acquires with the expressed intention of selling to a purchaser other than the Company.

  The Company is obligated under the Operating Agreement to purchase all aircraft receivables offered to it, unless (a) it is unable or deems it inappropriate to obtain or allocate funds for the acquisition, (b) the receivables do not meet the Company's customary standards as to terms and conditions or creditworthiness, or (c) the amount of the receivable offered, when added to the amount of receivables of the same obligor then held by the Company, would exceed the amount that the Company deems prudent to hold.

  The prices to be paid for notes receivable purchased from MDC are intended to produce reasonable returns to the Company, taking into account the rates of return realized by independent finance companies, the Company's assessment of the credit risk and the Company's projected borrowing costs and expenses. In cases where credit risks associated with a note receivable are not acceptable to the Company, the Company will refuse to accept the note receivable or will condition its acceptance upon receipt of a guaranty from MDC with a negotiated fee to be paid by the Company for the guaranty. (See "Commercial Aircraft Financing Segment - Aircraft Financing Guaranties.")

  With respect to aircraft leasing activities, unlike the purchase of other aircraft receivables which are acquired by MDC and sold to the Company, the Company may make lease proposals directly to the prospective customers. If a lease proposal is accepted, the Company enters into a lease with the customer and purchases the aircraft from MDC on the terms negotiated between MDC and the customer. Under the Operating Agreement the Company may make a lease proposal to any customer desiring to lease an aircraft for two years or more, but the Company may decline to make a proposal or may condition its proposal upon a full or partial guaranty from MDC, with a negotiated fee, if any, to be paid by the Company for the guaranty.

  The Company has the option under the Operating Agreement to tender to MDC any MDC aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include MDC aircraft leased under a partnership arrangement in which the Company is one of the partners, or MDC aircraft subject to third party liens or other security interests, unless the Company and MDC determine that purchase by MDC is desirable. At December 31, 1994, the carrying amount of MDC aircraft excluded by this provision amounted to approximately $134.4 million.

-  Federal Income Taxes

  The Company and MDC presently file consolidated federal income tax returns, with the consolidated tax payments, if any, being made by MDC. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by MDC to the Company or by the Company to MDC, as appropriate, equal to the difference between the consolidated tax liability and MDC's tax liability computed without consolidation with the Company. If, subsequent to any such payments by MDC, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to MDC any portion of such payments.

  The Company and MDC have been operating since 1975 under an informal arrangement which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of MDC allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under this arrangement, the Company is entitled to receive on a current basis not less than 50% of the potential tax savings generated by the Company's leasing activities with the remaining portion of such tax benefits to be deferred for a one-year period.

  The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. In some cases, the yields on receivables, without regard to tax benefits, may be less than the Company's related financing costs. To the extent that MDC would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them profitable without regard to MDC's utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. No assurances can be given that the Company would be successful in restructuring its financing activities. (See "Competition and Economic Factors.")

-  Intercompany Services

  MDC provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays MDC the actual cost. (See Notes to Consolidated Financial Statements included in Item 8.)

-  Intercompany Credit Arrangements

  The Company and MDC maintain separate borrowing facilities and there are no arrangements for joint use of credit lines by the companies. Bank credit and other borrowing facilities are negotiated by the Company on its own behalf. There are no provisions in the Company's debt instruments that provide that a default by MDC on MDC debt constitutes a default on Company debt. There are no guaranties, direct or indirect, by MDC of the payment of any debt of the Company.

  The Company has an arrangement with MDC, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from MDC and MDC may borrow from the Company, funds for 30-day periods at a market rate of interest. Under this arrangement, there were no outstanding balances at December 31, 1994 and 1993. During 1994, the Company made no loans under this agreement and the highest level of borrowings from MDC was $27.1 million.

  Under a similar arrangement, the Company may borrow from MDFS and MDFS may borrow from the Company, funds for 30-day periods at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $0.8 million and receivables of $18.3 million were outstanding at December 31, 1994 and 1993. During 1994, the Company's highest level of borrowings from MDFS and highest level of loans to MDFS were $7.3 million and $18.3 million, respectively.

  Under another similar arrangement, McDonnell Douglas Realty Company, a wholly-owned subsidiary of MDC, owed the Company $23.4 million and $29.6 million at December 31, 1994 and 1993.


Item 2.  Properties

The Company leases all of its office space and other facilities. Commencing in the second quarter of 1994, the Company subleased from MDC, at fair market value, approximately 40,000 square feet of office space to be used as the Company's principal offices. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

Item 3.  Legal Proceedings

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's financial condition or earnings.



                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

All of the Company's preferred and common stock is owned by MDFS. In 1994, the Company declared and paid dividends of $27.0 million to MDFS on its common stock. The Company paid $3.5 million in dividends on its preferred stock in 1994 and 1993. Preferred stock dividends of $0.6 million payable to MDFS were accrued at December 31, 1994.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $51.9 million of the Company's income retained for growth was available for dividends at December 31, 1994.


Item 6. Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1994 and for the year then ended and with Item 7. The following table sets forth selected consolidated financial data for the Company:

                                         Years Ended December 31,
(Dollars in millions)          1994      1993     1992      1991      1990

Financing volume             $  202.0 $   453.0 $  206.5  $  231.3  $  761.3


Operating income:
  Finance lease income       $  100.7 $    90.1 $  113.0  $  179.3  $  210.0
  Interest on notes              29.4      38.9     47.9      61.5      80.8
  receivable
  Operating lease income,        38.5      35.9     33.3      34.1      36.9
   net

  Net gain on disposal or        11.1      23.7     37.1      45.8      90.0
   re-lease of assets
  Postretirement benefit            -         -      2.8         -         -
   curtailment
  Other                           7.9       9.9     20.6      21.6      13.1
                                187.6     198.5    254.7     342.3     430.8
Expenses:
  Interest expense              108.3     116.4    145.9     198.5     216.4

  Provision for losses            9.9       8.6     19.1      47.2      57.3
  Operating expenses             15.2      20.3     27.4      35.6      55.1
  Other                          12.3      12.4     14.3       3.8       3.1
                                145.7     157.7    206.7     285.1     331.9
Income from continuing           41.9      40.8     48.0      57.2      98.9
  operations before
  income taxes and
  cumulative effect of
  accounting change

Provision for taxes on           13.6      24.0     15.9      19.1      34.6
  income
Income from continuing
  operations before              28.3      16.8     32.1      38.1      64.3
  cumulative effect of
  accounting change
Discontinued operations, net        -         -     (2.5)     (1.4)      1.2
Cumulative effect of                -         -     (1.9)        -         -
  accounting change
Net income                   $   28.3 $    16.8 $   27.7  $   36.7  $   65.5


Cash dividends paid          $   29.9 $   3.6   $  105.8  $   59.0  $   23.5

Ratio of income to fixed          1.37    1.34       1.32      1.28      1.45
charges(1)

(1) For the purpose of computing the ratio of income to fixed charges, income from continuing operations before income taxes, cumulative effect of accounting change and fixed charges; and fixed charges consist of interest expense and preferred stock dividends.

                                         Years Ended December 31,
(Dollars in millions)          1994      1993     1992      1991      1990

Balance sheet data:
  Total assets               $1,929.6 $ 2,055.5 $1,999.0  $2,582.3 $ 3,443.7
  Total debt                  1,215.1   1,361.2  1,330.4   1,730.7   2,443.2
  Shareholder's equity          271.9     269.4    256.4     340.5     364.9


Dividends accrued on
preferred                    $    0.6 $     0.6 $    0.5  $    0.5  $    0.5
stock at year end

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements included in Item 8.

Capital Resources and Liquidity

The Company has significant liquidity requirements. The Company has traditionally attempted to match-fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines, unsecured term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has been accessing the public debt market since mid-1993 and anticipates using proceeds from the issuance of additional public debt to fund future growth.
In 1994, the Company issued $200.0 million of senior unsecured notes and $20.0 million of subordinated notes.

During 1994, rating agencies revised or affirmed their ratings of the Company's debt. Moody's Investor Services, Inc. raised its ratings on the Company's senior debt, subordinated debt and commercial paper to Baa3, Ba2 and Prime-3. Standard & Poor's Ratings Group raised its rating on the Company's commercial paper to A2 and affirmed a BBB senior debt rating and a BBB-subordinated debt rating. These rating improvements have provided the Company with additional access to capital at rates that would allow for a reasonable return on new business.

In September 1994, the Company syndicated a new, four-year $220.0 million revolving credit agreement. The Company returned to the commercial paper market in the fourth quarter of 1994 and is actively issuing under a $220.0 million program, which is fully backed by committed bank lines. As of December 31, 1994, $103.0 million of commercial paper was outstanding.


1994 vs. 1993

Finance lease income increased $10.6 million (11.8%) in 1994 compared to 1993, due to the late 1993 purchase of two new MD-11 aircraft financed under direct financing lease agreements.

Interest on notes receivable in 1994 was $9.5 million (24.4%) lower than 1993, reflecting a decrease in bridge financings within the aircraft portfolio.

Net gain on disposal or re-lease of assets decreased $12.6 million (53.2%) in 1994, primarily attributable to reduced dispositions within the aircraft portfolio.

Other income decreased $2.0 million (20.2%) in 1994, primarily due to lower short-term investment income.

The provision for losses increased $1.3 million (15.1%) during 1994 compared to 1993, attributable to concerns with certain credits within the aircraft portfolio.

Operating expenses decreased $5.1 million (25.1%) during 1994 compared to 1993, attributable primarily to the closings of certain business units within the non-core businesses segment portfolio.


1993 vs. 1992

Finance lease income decreased $18.3 million (16.2%) in 1993 compared to 1992 primarily due to the 1992 disposition of a significant portion of the assets of MD Bank and the normal run-off of the portfolio.

Interest on notes receivable in 1993 was $12.1 million (25.3%) lower than 1992, reflecting an overall smaller portfolio.

Net gain on disposal or re-lease of assets decreased $13.4 million (36.1%) in 1993, primarily attributable to 1992 non-recurring gains aggregating $9.4 million recorded in connection with the disposition of a significant portion of the assets of MD Bank.

A lower level of short-term investments largely contributed to the 1993 decrease of $10.7 million (51.9%) in other income. The higher level of short-term investments during 1992 resulted from excess cash generated from the 1992 sales of selected assets and the sale of the Company's full-service leasing segment, operating as McDonnell Douglas Truck Services, Inc.

Interest expense decreased $29.5 million (20.2%) in 1993 compared to 1992, resulting from decreased bank borrowings, retirement of debt with call options due to increased liquidity of the Company, offset by issuances of debt with favorable interest rates.

The provision for losses decreased $10.5 million (55.0%) during 1993 compared to 1992, primarily as a result of the 1992 disposition of MD Bank assets, decreased write-offs within the real estate portfolio and an overall smaller portfolio.

Operating expenses decreased $7.1 million (25.9%) during 1993 compared to 1992, attributable primarily to reductions in the Company's personnel and lower costs associated with administering a smaller asset portfolio.

During the third quarter of 1993, the Company's effective tax rate was affected by an additional tax provision of $8.4 million associated with the tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.


New Accounting Standards

In May 1993, the Financial Accounting Standards Board issued Statement
No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of this Statement is required no later than 1995, although earlier application is permitted. The Company presently intends to adopt this pronouncement in 1995. The effect of applying this Statement is not expected to have a material impact on the financial statements of the Company.


Item 8.  Financial Statements and Supplementary Data

The following pages include the consolidated financial statements of the Company as described in Item 14.(a) 1. and 2. herein.

Report of Independent Auditors

Shareholder and Board of Directors
McDonnell Douglas Finance Corporation

We have audited the accompanying consolidated balance sheet of McDonnell Douglas Finance Corporation (a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonnell Douglas Finance Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991 and 1990, and the related consolidated statements of income and income retained for growth, and cash flows for the years ended December 31, 1991 and 1990 (none of which are presented separately herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1994, appearing on pages 18 - 20, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

As discussed in the notes to the consolidated financial statements, in 1992 the Company changed its method of accounting for retiree health care benefits.


/s/ Ernst & Young LLP

Orange County, California

January 17, 1995

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions, except stated value and par value)
                                                     December 31,
                                                1994               1993
ASSETS
  Financing receivables:
    Investment in finance leases              $ 1,090.3          $ 1,092.6
    Notes receivable                              351.7              350.0
                                                1,442.0            1,442.6
    Allowance for losses on financing             (40.7)             (35.6)
      receivables
    Financing receivables, net                  1,401.3            1,407.0
  Cash and cash equivalents                        13.1               65.5
  Equipment under operating leases, net           374.3              390.9
  Equipment held for sale or re-lease              12.1               32.0
  Accounts with MDC and MDFS                       44.9               70.4
  Other assets                                     83.9               89.7
                                              $ 1,929.6          $ 2,055.5

LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable                    $   103.8          $   202.6
  Accounts payable and accrued expenses            44.0               51.5
  Other liabilities                                92.5               74.5
  Deferred income taxes                           306.1              298.9
  Long-term debt:
    Senior                                      1,023.8            1,080.8
    Subordinated                                   87.5               77.8
                                                1,657.7            1,786.1

  Commitments and contingencies - Note 8

  Shareholder's equity:
    Preferred stock - no par value;
     authorized 100,000 shares:
     Series A; $5,000 stated value;
      authorized, issued and outstanding           50.0               50.0
      10,000 shares
    Common stock $100 par value; authorized
     100,000 shares; issued and                     5.0                5.0
     outstanding 50,000 shares
    Capital in excess of par value                 89.5               89.5
    Income retained for growth                    127.4              129.6

    Cumulative foreign currency translation           -               (4.7)
    adjustment
                                                  271.9              269.4
                                              $ 1,929.6          $ 2,055.5

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth

                                                 Years Ended December 31,
 (Dollars in millions)                           1994      1993       1992

 OPERATING INCOME

   Finance lease income                       $  100.7  $    90.1   $ 113.0
   Interest income on notes receivable            29.4       38.9      47.9

   Operating lease income, net of
     depreciation expense of $39.9,               38.5       35.9      33.3
     $39.0 and $48.8 in 1994, 1993, and 1992,
     respectively
   Net gain on disposal or re-lease of            11.1       23.7      37.1
     assets

   Postretirement benefit curtailment gain           -          -       2.8
   Other                                           7.9        9.9      20.6
                                                 187.6      198.5     254.7


 EXPENSES

   Interest expense                              108.3      116.4     145.9
   Provision for losses                            9.9        8.6      19.1

   Operating expenses                             15.2       20.3      27.4
   Other                                          12.3       12.4      14.3
                                                 145.7      157.7     206.7

 Income from continuing operations before
   income taxes and cumulative effect of          41.9       40.8      48.0
   accounting change
 Provision for income taxes                       13.6       24.0      15.9

 Income from continuing operations before
   cumulative effect of accounting change         28.3       16.8      32.1
 Discontinued operations, net                        -          -      (2.5)
 Cumulative effect of new accounting
   standard for postretirement benefits              -          -      (1.9)


 Net income                                       28.3       16.8      27.7
 Income retained for growth at beginning         129.6      116.4     194.5
   of year

 Dividends                                       (30.5)      (3.6)   (105.8)
 Income retained for growth at end of year    $  127.4  $   129.6   $ 116.4


See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows


                                             Years Ended December 31,
(Dollars in millions)                     1994           1993         1992

OPERATING ACTIVITIES
  Income from continuing operations
  before cumulative effect of        $      28.3     $      16.8   $    32.1
  accounting change
  Adjustments to reconcile income
   from continuing operations
   before cumulative effect of
   accounting change to net cash
   provided by (used in)
   operating activities:

     Depreciation expense -                 39.9            39.0        48.8
       equipment under
       operating leases
     Net gain on disposal or re            (11.1)          (23.7)      (37.1)
       -lease of assets
     Provision for losses                    9.9             8.6        19.1

  Change in assets and liabilities:
      Accounts with MDC and MDFS            25.5           (29.5)       18.4
      Other assets                           5.8            51.2        (9.2)
      Accounts payable                      (7.5)           10.3       (16.1)

      Other liabilities                     18.0             0.6        (6.2)
      Deferred income taxes                  7.2             1.8       (76.6)
  Other, net                                 8.6             3.3       (15.3)
  Discontinued operations                      -               -         0.4

                                           124.6            78.4       (41.7)

INVESTING ACTIVITIES
  Net change in short-term notes           (58.6)           88.5       (79.8)
   and leases receivable

  Purchase of equipment for                (40.0)          (57.4)      (71.8)
   operating leases
  Proceeds from disposition of             109.0           139.5       323.2
   equipment, notes and leases
   receivable
  Collection of notes and leases           170.5           164.1       280.8
   receivable

  Acquisition of notes and leases         (179.0)         (385.7)     (153.3)
   receivable
  Discontinued operations                      -               -        69.4
                                             1.9           (51.0)      368.5

                                             Years Ended December 31,
(Dollars in millions)                      1994           1993          1992

FINANCING ACTIVITIES

  Net change in short-term                 (98.8)           69.1        16.5
   borrowings
  Debt having maturities more
   than 90 days:
   Proceeds				   229.9	   183.0	34.9
   Repayments                             (280.1)         (222.0)     (440.8)
  Payment of cash dividends                (29.9)           (3.6)     (105.8)
  Discontinued operations                      -               -        (6.9)
                                          (178.9)           26.5      (502.1)
Increase (decrease) in cash and            (52.4)           53.9      (175.3)
  cash equivalents
Cash and cash equivalents at                65.5            11.6       186.9
  beginning of year
Cash and cash equivalents at end     $      13.1     $      65.5   $    11.6
   of year

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1994


Note 1 - Organization and Summary of Significant Accounting Policies

Organization    McDonnell Douglas Finance Corporation (the "Company") is a
wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("MDC"). The Company was incorporated in Delaware in 1968 and provides a diversified range of equipment financing and leasing arrangements to commercial and industrial markets.

Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

Finance Leases At lease commencement, the Company records the lease receivable, estimated residual value of the leased equipment and unearned lease income. Income from leases is recognized over the terms of the leases so as to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment.

Initial Direct Costs Initial direct costs are deferred and amortized over the related financing terms.

Cash Equivalents The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1994 and 1993 were $11.7 million and $58.8 million. At December 31, 1994 and 1993, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $37.0 million and $44.3 million for compensating balances, specific lease rents and contractual purchase price related to certain aircraft leased by the Company under capital lease obligations, and security against recourse provisions related to certain note and lease receivable sales.

Allowance for Losses on Financing Receivables The allowance for losses on financing receivables includes consideration of such factors as the risk rating of individual credits, economic and political conditions, guaranties, prior loss experience and results of periodic credit reviews.

Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease or real estate owned at its estimated fair value. Subsequent to such transfer, these assets are carried at the lower of cost or estimated net realizable value.

Payments from a few of the Company's commercial aircraft customers are delinquent and, as a result, the Company may be required to repossess aircraft from such customers. Losses from repossession of aircraft from these delinquent customers in the currently depressed aircraft market could have an adverse affect on future earnings. However, based on its current assessment of probable credit losses, management believes its loss reserves are adequate and does not believe that these matters would have a material adverse affect on the Company.

In May 1993, the Financial Accounting Standards Board issued Statement
No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Adoption of this Statement is required no later than 1995, although earlier application is permitted. The Company presently intends to adopt this pronouncement in 1995. The effect of applying this Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

Equipment Under Operating Leases Rental equipment subject to operating leases is recorded at cost and depreciated over its useful life or lease term to an estimated salvage value, primarily on a straight-line basis.

Income Taxes The operations of the Company and its subsidiaries are included in the consolidated federal income tax return of MDC. MDC presently charges or credits the Company for the corresponding increase or decrease in MDC's taxes resulting from such inclusion. Intercompany payments are made when such taxes are due or tax credits are realized by MDC based on the assumption, pursuant to an informal arrangement, that at least 50% of such taxes are due or tax credits are realized by MDC in the current year with the remainder due or realized in the following year.

Investment tax credits (which were repealed by the Tax Reform Act of 1986) related to property subject to financing transactions are deferred and amortized over the terms of the financing transactions.

Taxes on income is computed at current tax rates and adjusted for items that do not have tax consequences. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Foreign Currency Translation McDonnell Douglas Bank Limited ("MD Bank"), a United Kingdom company, was an indirect wholly-owned subsidiary of MDC. Through intercompany arrangements between MDC and the Company, MD Bank was consolidated as if it were a wholly-owned subsidiary of the Company. Adjustments from translating the assets and liabilities of MD Bank from the functional currency of the pound sterling into U.S. dollars at the year-end exchange rate were accumulated and reported as a separate component of equity. Operating results were translated at average monthly exchange rates.


Note 2 - Dispositions

During December 1994, the Company disposed of its investment in MD Bank for $23.8 million and recognized a loss on disposition totaling $3.2 million. The cumulative foreign currency translation adjustment was recognized and charged to other expenses. In addition, tax benefits totaling $3.2 million were recognized as a result of this sale.

During the second quarter of 1992, the Company completed the sale of the remaining assets of its full-service leasing segment, operating as McDonnell Douglas Truck Services Inc. ("MDTS"). These assets were sold to various parties for approximately $58.6 million. This segment has been reported as a discontinued operation. Accordingly, the consolidated financial statements for 1992 have been reclassified to report separately the operating results of this discontinued operation.

Included in 1992 discontinued operations is the MDTS loss on sale of $1.6 million, net of income tax benefits of $0.9 million and the MDTS loss from operations of $0.9 million, net of income tax benefits of $0.5 million. Operating income of MDTS was $3.4 million for 1992.

During 1992, in three separate transactions, MD Bank sold a significant portion of its portfolio and received cash proceeds of approximately $70.8 million and an amortizing note receivable of $29.7 million, which was repaid during 1994. These sales resulted in pretax gains aggregating $9.4 million. The cash proceeds were applied to reduce MD Bank's bank borrowings, resulting in losses totaling $2.3 million on the termination of interest rate swaps.

During the fourth quarter 1992, the Company sold substantially all of the assets of McDonnell Douglas Capital Corporation ("MDCC"), a wholly-owned subsidiary of the Company, for $13.5 million, resulting in a pretax gain of $1.3 million. The assets consisted primarily of equipment subject to operating leases. Operating income of MDCC was $5.9 million in 1992.


Note 3 - Investment in Finance Leases

The following lists the components of the investment in finance leases at December 31:

(Dollars in millions)                               1994        1993
Minimum lease payments receivable               $   1,466.9 $   1,538.8
Estimated residual value of leased assets             261.1       253.9

Unearned income                                      (640.9)     (703.8)
Deferred initial direct costs                           3.2         3.7
                                                $   1,090.3 $   1,092.6

The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:


(Dollars in millions)                              1994      1993
Minimum lease payments receivable               $    74.3 $    81.2
Estimated residual value of leased assets            15.0      15.1
Unearned income                                     (36.6)    (41.1)

Deferred initial direct costs                         0.2       0.2
                                                $    52.9 $    55.4

At December 31, 1994, finance lease receivables of $79.1 million serve as collateral to senior long-term debt.

At December 31, 1994, finance lease receivables are due in installments as follows: 1995, $193.4 million; 1996, $174.0 million; 1997, $161.7 million;
1998, $151.9 million; 1999, $132.4 million; 2000 and thereafter, $653.5 million.

Under a finance lease agreement, the Company leases a DC-10-30 aircraft to MDC. The lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1994 and 1993, the carrying amount of this aircraft was $31.6 million and $32.9 million.


Note 4 - Notes Receivable

The following lists the components of notes receivable at December 31:

(Dollars in millions)                              1994      1993
Principal                                       $   349.2 $  347.3
Accrued interest                                      2.3      2.8

Unamortized discount                                 (0.6)    (1.3)
Deferred initial direct costs                         0.8      1.2
                                                $   351.7 $  350.0

At December 31, 1994, notes receivables are due in installments as follows:
1995, $147.4 million; 1996, $41.8 million; 1997, $24.9 million; 1998, $17.3 million; 1999, $25.4 million; 2000 and thereafter, $92.4 million.


Note 5 - Equipment Under Operating Leases

Equipment under operating leases consists of the following at December 31:

(Dollars in millions)                              1994      1993
Commercial aircraft                             $   275.3 $  249.1
Highway vehicles                                     73.0     76.7
Executive aircraft                                   67.9     88.7
Printing equipment                                   28.6     32.0
Machine tools and production equipment               25.9     21.1
Medical equipment                                    14.0     21.9
Computers and related equipment                       6.2      9.3
Other                                                 3.8      3.1
                                                    494.7    501.9
Accumulated depreciation and amortization          (114.7)  (106.6)
Rentals receivable                                    6.1      5.0
Deferred lease income                               (13.0)   (10.8)
Deferred initial direct costs                         1.2      1.4
                                                $   374.3 $  390.9

At December 31, 1994, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 1995, $68.1 million; 1996, $56.5 million; 1997, $48.9 million; 1998, $42.2 million; 1999,
$30.5 million; 2000 and thereafter, $26.2 million.

At December 31, 1994, equipment under operating leases of $25.3 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $14.2 million at December 31, 1994, relate to commercial aircraft leased by the Company under capital lease obligations.

Under an operating lease agreement, the Company leases four MD-82 aircraft to MDC. The leases require quarterly rent payments of $2.1 million through May 31, 2002. At December 31, 1994 and 1993, the carrying amount of these aircraft was $57.2 million and $60.4 million.


Note 6 - Income Taxes

The components of the provision (benefit) for taxes on income from continuing operations before cumulative effect of accounting change are as follows:

(Dollars in millions)                     1994     1993      1992
Current:
  Federal                              $   3.8  $   19.8   $  48.1
  State                                    2.6       2.4       3.4
                                           6.4      22.2      51.5
Deferred:
  Federal                                  7.2       1.0     (36.6)
  Foreign                                    -       0.8       1.0
                                           7.2       1.8     (35.6)
                                       $  13.6  $   24.0   $  15.9

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consist of the following at December 31:

(Dollars in millions)                              1994     1993
Deferred tax assets:
  Allowance for losses                           $  14.2  $ 11.9

  Deferred installment sales                         3.5       -
  Other                                             16.6    20.0
                                                    34.3    31.9
Deferred tax liabilities:
  Leased assets                                   (316.9) (311.6)
  Deferred installment sales                           -    (2.8)
  Other                                            (23.5)  (16.4)
                                                  (340.4) (330.8)

Net deferred tax liability                       $(306.1) $(298.9)

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income from continuing operations before cumulative effect of accounting change differ as follows:

(Dollars in millions)                     1994     1993     1992

Tax computed at federal statutory rate  $ 14.7  $   14.3  $  13.1
State income taxes, net of federal tax     1.7       1.5      1.3
 benefit
Effect of foreign tax rates                1.6       0.9     (1.3)
U.S. tax effect from the sale of MD       (3.2)        -      3.2
 Bank
Effect of investment tax credits          (0.3)     (0.6)    (1.1)

Effect of tax rate change                    -       8.4        -
Other                                     (0.9)     (0.5)     0.7
                                        $ 13.6  $   24.0  $  15.9

During the third quarter of 1993, the Company's effective tax rate was affected by an additional tax provision of $8.4 million associated with the tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.

Income taxes paid by the Company totaled $15.2 million in 1994, $54.0 million in 1993 and $86.1 million in 1992.


Note 7 - Indebtedness

Short-term notes payable consist of the following at December 31:

                               Balance at End of    Weighted Average Interest
                                     Year              Rate at End of Year
(Dollars in millions)          1994      1993          1994         1993

Commercial paper              $103.0  $        -        6.55%            -  %
Short-term bank borrowings         -       149.6           -           4.19
Lines of credit                    -        53.0           -           4.82

MDFS                             0.8           -        6.64              -
                              $103.8  $    202.6

At December 31, 1994, MDFS and the Company had a joint revolving credit agreement under which the Company may borrow a maximum of $220.0 million, reduced by MDFS borrowings under this same agreement. This agreement, which became effective September 29, 1994, expires September 28, 1998. By the terms of this agreement, MDFS can borrow no more than $16.0 million. The interest rate, at the option of MDFS or the Company, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1994. Commercial paper is fully supported by unused commitments under this agreement.

Senior long-term debt consists of the following at December 31:

(Dollars in millions)                             1994         1993
5.0% Note due through 1994,
 net of discount based                       $        -   $      0.5
 on imputed interest rate of 7.95%
13.0% Notes due through 1995                          -          0.6
9.15% Note due 1994                                   -         19.4
8.46% Note due 1995                                 8.0          8.0
10.52% Note due 1995                               58.8         52.0

7.0% Notes due through 1996                         1.2          2.1
7.0% Notes due through 1998, net of discount
 based on imputed interest rate of 10.8%            2.6          3.4
3.9% Notes due through 1999, net of discount
 based on imputed interest rates of 9.15% -         7.9          9.4
 10.6%
5.75% - 6.875% Notes due through 2000, net
 discount based on imputed interest rates          10.2         11.8
 of 9.75% - 11.4%
6.878% - 10.18% Notes due through 2001             80.3         93.2
5.0% - 8.375% Retail medium term notes due         88.9         79.1
   through 2011
4.625% - 13.55% Medium term notes due             684.1        713.4
  through 2005
Capital lease obligations due through 2003         81.8         87.9
                                             $  1,023.8   $  1,080.8


The 10.52% Note due 1995, relates to a borrowing denominated in Swiss francs and has been adjusted by $23.2 million at December 31, 1994 ($16.5 million at December 31, 1993) to reflect the dollar value of the liability at the current exchange rate. To hedge against the risk of future currency exchange rate fluctuations on this debt, the Company entered into a foreign currency swap agreement at the time of borrowing whereby it may purchase foreign currency sufficient to retire such debt at exchange rates in effect at the initial dates of the agreements. Changes in the market value of the swap agreement due to changes in exchange rates are included in other assets and effectively offset changes in the value of the foreign denominated obligation.

As of December 31, 1994, $84.1 million of senior long-term debt was collateralized by equipment. This debt is composed of the 7.0% Notes due through 1996, 7.0% Notes due through 1998, and the 6.878% - 10.18% Notes due through 2001.

The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1994, the Company had guaranteed the repayment of $8.8 million in capital lease obligations associated with a 50% partner.

Subordinated long-term debt consists of the following at December 31:

(Dollars in millions)                              1994       1993
9.26% Note due 1996                            $    5.0   $    5.0
10.25% Notes due through 1997                      15.0       20.0
12.35% Note due 1997                               20.0       20.0
8.31% - 9.92% Medium term notes due                47.5       32.8
 through 1999
                                               $   87.5   $   77.8

Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:


                                                 Long-Term   Capital
(Dollars in millions)                              Debt       Leases
1995                                             $ 247.4    $    15.1
1996                                               116.8         15.1
1997                                               111.8         15.1
1998                                               163.2         15.1
1999                                               104.3         12.4
2000 and thereafter                                290.9         49.6
                                                 1,034.4        122.4
Deferred debt expenses                              (4.9)        (0.7)
Imputed interest                                       -        (39.9)
                                                 $1,029.5    $   81.8

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $51.9 million of the Company's income retained for growth was available for dividends at December 31, 1994.

Interest payments totaled $110.8 million in 1994, $116.3 million in 1993 and $154.0 million in 1992.


Note 8 - Commitments and Contingencies

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's financial condition or earnings.

At December 31, 1994 and 1993, the Company had unused credit lines available to customers totaling $3.1 million and $6.6 million; and commitments to provide leasing and other financing totaling $94.4 million and $43.6 million.

In conjunction with prior asset dispositions, at December 31, 1994, the Company is subject to a maximum recourse of $35.8 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.


Note 9 - Transactions with MDC and MDFS

Accounts with MDC and MDFS consist of the following at December 31:

(Dollars in millions)                             1994      1993
Notes receivable                              $     23.4 $    47.9
Federal income tax receivable                       35.7      25.8
State income tax receivable                          1.3         -
Other payables                                     (15.5)     (3.3)
                                              $     44.9 $    70.4


The Company has arrangements with MDC, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from MDC and MDC may borrow from the Company, funds for 30-day periods at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1994 and 1993.

Under a similar arrangement, the Company may borrow from MDFS and MDFS may borrow from the Company, funds for 30-day periods at the Company's cost of funds for short-term borrowings. Under these arrangements, borrowings of $0.8 million and receivables of $18.3 million were outstanding at December 31, 1994 and 1993.

On September 28, 1993, the Company sold, at estimated fair value, real estate owned properties to McDonnell Douglas Realty Company, a wholly-owned subsidiary of MDC, and financed the sale by taking a $28.9 million note. The Company recorded a pretax loss of $5.7 million on the transfer, which is included in other expenses in the consolidated statement of income. The note is payable on demand and accrues interest at a rate equal to a market rate of interest. At December 31, 1994 and 1993, $23.4 million and $29.6 million was outstanding under this note.

During 1994, 1993 and 1992, the Company purchased aircraft and aircraft related notes from MDC in the amount of $227.1 million, $400.2 million and $160.5 million, respectively. In addition, during 1994, 1993 and 1992, the Company recorded pre-tax income from MDC aggregating $14.8 million, $13.1 million and $15.5 million, respectively.

At December 31, 1994 and 1993, $281.8 million and $270.0 million of the commercial aircraft financing portfolio was guaranteed by MDC. This represents 21.1% of the total commercial aircraft financing portfolio at December 31, 1994 and 1993. During 1994, 1993 and 1992, the Company collected $1.7 million, $0.2 million and $0.6 million, respectively, under these guaranties.

The Series A Preferred Stock is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1994 and 1993.

Substantially all employees of MDC and its subsidiaries are members of defined benefit pension plans and insurance plans. MDC also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. MDC generally charges the Company with the actual cost of these plans which are included with other MDC charges for support services and reflected in operating expenses. MDC charges for services provided during 1994, 1993 and 1992 totaled $0.9 million, $1.1 million and $2.1 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $0.2 million, $1.8 million and $2.5 million in 1994, 1993 and 1992, respectively.

Prior to 1992, Company-paid retiree health care benefits were included in costs as covered expenses were actually incurred. In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement required companies to change, by 1993, their method of accounting for the costs of these benefits to one that accelerates the recognition of costs by causing their full accrual over the employees' years of service up to their date of full eligibility. MDC, and therefore the Company, elected to implement this Statement for 1992 by immediately recognizing the January 1, 1992 accumulated postretirement benefit obligation of $3.1 million ($1.9 million after-tax).

On October 8, 1992, effective January 1, 1993, MDC terminated Company-paid retiree health care for both current and future non-union retirees and their survivors and replaced it with a new arrangement that will be funded entirely by participant contributions. The Company recorded a pretax curtailment gain of $2.8 million ($1.7 million after-tax) in the fourth quarter of 1992, reflecting the termination of Company-paid retiree health care for both current and future non-union retirees.


Note 10 - Fair Value of Financial Instruments

The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents Because of the short maturity of these instruments, the carrying amount approximates fair value.

Notes Receivable For variable rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed rate notes are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Short and Long-Term Debt The carrying amount of the Company's short-term borrowings approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Instruments Fair values for the Company's off-balance sheet instruments (swaps and financing commitments) are based on quoted market prices of comparable instruments (interest rate swaps); and the counterparties' credit standing, taking into account the remaining terms of the agreements (financing commitments).

The estimated fair values of the Company's financial instruments consist of the following at December 31:

(Dollars in millions)
                                             1994                1993
                                      Carrying    Fair    Carrying    Fair
Asset (Liability)                      Amount     Value    Amount     Value
ASSETS
 Cash and cash equivalents             $   13.1$   13.1   $   65.5   $  65.5
 Notes receivable                         351.7   347.5      350.0     351.1


LIABILITIES
 Short-term notes payable to banks       (103.8) (103.8)    (203.3)   (203.3)
 Long-term debt:
   Senior, excluding capital lease       (959.4) (965.6)  (1,014.0) (1,090.3)
obligations
   Subordinated                           (90.8)  (92.3)     (80.7)    (89.1)

OFF BALANCE SHEET INSTRUMENTS
 Commitments to extend credit             (97.5)  (97.5)     (50.2)    (50.2)
 Interest rate swaps                          -       -       (0.2)     (0.7)


Note 11 - Segment Information

The Company provides a diversified range of financing and leasing arrangements to customers and industries. The Company's operations include three financial reporting segments: commercial aircraft financing, commercial equipment leasing and non-core businesses. The commercial aircraft financing segment provides customer financing services to MDC components, primarily Douglas Aircraft Company, and also provides financing for the acquisition of non-MDC aircraft. The commercial equipment leasing segment is principally involved in large financing and leasing transactions for a diversified range of equipment. Non-core businesses represent market segments in which the Company is no longer active. The non-core businesses consist primarily of the remaining assets of two business units: receivable inventory financing and real estate financing. Receivable inventory financing provides financing to dealers of rent-to-own products. Real estate financing previously specialized in fixed rate, medium term commercial real estate loans.

The Company's financing and leasing portfolio consists of the following at December 31:

(Dollars in millions)                            1994              1993

Commercial aircraft financing:
 MDC aircraft financing                    $1,140.8   62.8%  $1,035.1   56.5%
 Other commercial aircraft financing          192.2   10.6      202.4   11.0
                                            1,333.0   73.4    1,237.5   67.5
Commercial equipment leasing:

 Transportation services                       56.3    3.1       69.3    3.8
 Transportation equipment                      38.2    2.1       42.7    2.3
 Food stores                                   33.8    1.9       25.0    1.4
 Other                                        241.1   13.2      285.3   15.5
                                              369.4   20.3      422.3   23.0

Non-core businesses:
 Real estate                               $   88.5    4.9      123.6    6.7
 Furniture and home furnishings stores         20.8    1.1       31.0    1.7

 Other                                          4.6    0.3       19.1    1.1
                                              113.9    6.3      173.7    9.5
Total portfolio                            $1,816.3  100.0% $ 1,833.5  100.0%

A substantial portion of the Company's aircraft financings are to airlines which either have recently emerged from bankruptcy or are in poor financial health. The Company's first and third largest customers emerged from bankruptcy in 1993. Company financings to its largest customer accounted for $287.9 million (15.9% of total Company portfolio) and $253.2 million (13.8% of total Company portfolio) at December 31, 1994 and 1993. This customer is currently negotiating deferrals of rent and other payments with its lessors and other creditors (including the Company and MDC) and has failed to make any payments to the Company during the fourth quarter of 1994. At December 31, 1994, this customer was in arrears on an aggregate of $11.9 million in payments (not including interest and late fees thereon) payable to the Company and has publicly stated that it may be necessary to file for bankruptcy protection if it cannot reach agreement in 1995 with its creditors. In that event, if this customer were to reject a substantial number of the aircraft presently leased by the Company and if the Company could not promptly re-lease such aircraft at comparable lease rates, the Company's future earnings could suffer an adverse impact. Company financings to its third largest customer accounted for $107.4 million (5.9% of total Company portfolio) and $116.5 million (6.4% of total Company portfolio) at December 31, 1994 and 1993. Pursuant to the terms of supplemental guaranties executed by MDC in favor of the Company, up to an additional $25.0 million of the Company's financings to its largest customer and up to an additional $15.0 million of the Company's financings to its third largest customer are guaranteed by MDC. These guaranties supplement individual guaranties, aggregating $72.7 million at December 31, 1994, provided by MDC with respect to certain of the Company's financings to its first and third largest customers to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1996, but may be extended under certain circumstances.

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The Company's second largest customer accounted for $186.4 million (10.3% of the total Company portfolio) and $181.0 million (9.9% of total Company portfolio) at December 31, 1994 and 1993. The five largest commercial aircraft financing customers accounted for $748.6 million (41.2% of total Company portfolio) and $718.5 million (39.2% of Company total portfolio) at December 31, 1994 and 1993. There were no significant concentrations by customer within the commercial equipment leasing and non-core businesses portfolios.

In 1994, the Company's largest customer accounted for 19.8% of its operating income; no other customer accounted for more than 10% of the Company's operating income.

The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years is as follows:

(Dollars in millions)                   1994      1993       1992

Operating income:
 Commercial aircraft financing      $  121.4   $ 107.4     $107.7
 Commercial equipment leasing           49.8      64.0       79.1
 Non-core businesses                    15.7      24.4       56.1
 Corporate                               0.7       2.7       11.8

                                    $  187.6   $ 198.5     $254.7

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change:

 Commercial aircraft financing      $   27.2   $  26.3     $ 28.3
 Commercial equipment leasing           27.9      30.8       31.1
 Non-core businesses                    (5.3)    (10.7)     (11.4)
 Corporate                              (7.9)     (5.6)         -
                                    $   41.9   $  40.8     $ 48.0

Identifiable assets at December 31:

 Commercial aircraft financing       $1,364.1  $1,361.4   $1,085.2
 Commercial equipment leasing           382.7     420.2      590.5
 Non-core businesses                    160.2     247.6      301.2
 Corporate                               22.6      26.3       22.1
                                     $1,929.6  $2,055.5   $1,999.0

Depreciation expense - equipment under operating leases:

 Commercial aircraft financing       $   17.2    $  10.1    $   5.9
 Commercial equipment leasing            22.2       28.2       31.8
 Non-core businesses                      0.5        0.7       11.1
                                     $   39.9    $  39.0    $  48.8

Equipment acquired for operating leases, at cost:

 Commercial aircraft financing	     $  15.7	 $ 34.5     $  53.5
 Commercial equipment leasing           24.3       22.9        18.2
 Non-core businesses                      -          -          0.1
                                     $  40.0     $  57.4    $  71.8

The Company's operations were classified into two geographic segments, the United States and the United Kingdom. United Kingdom operations consisted of MD Bank. Information about the Company's operations in its different geographic segments for the past three years is as follows:

(Dollars in millions)                   1994      1993     1992

Operating income:
 United States                      $  185.1   $ 194.1    $ 227.7
 United Kingdom                          2.5       4.4       27.0
                                    $  187.6   $ 198.5    $ 254.7


Income (loss) from continuing operations before
  income taxes and cumulative effect of
  accounting change:
 United States                      $   43.0   $  41.2    $  41.0
 United Kingdom                         (1.1)     (0.4)       7.0
                                    $   41.9   $  40.8    $  48.0
Identifiable assets at December 31:
 United States                      $1,929.6   $2,026.0   $1,950.0
 United Kingdom                            -       29.5       49.0
                                    $1,929.6   $2,055.5   $1,999.0


Operating income from financing of assets located outside the United States by the Company's United States geographic segment totaled $41.7 million, $20.9 million and $21.6 million in 1994, 1993 and 1992, respectively.

McDonnell Douglas Finance Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(Dollars in millions)

                    Balance     Charged
                      at           to                                 Balance
                   Beginning     Costs                                 at end
                      of          and                 Deductions        of
                    Year        Expenses      Other       (1)          Year

      1994        $   35.6     $    9.9     $   0.1     $   40.7     $  (4.9)

      1993        $   37.4     $    8.6     $      -    $  (10.4)    $  35.6

      1992        $   46.7     $   19.1     $  (1.0)    $  (27.4)    $  37.4


   (1) Write-offs net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                        Page Number
                                                        in Form 10-K
   (a)  1. Financial Statements
             Report of Independent Auditors                25
             Consolidated Balance Sheet at
               December 31, 1994 and 1993                  27
             Consolidated Statement of Income and
              Income Retained for Growth for the Years
              Ended December 31, 1994, 1993 and 1992       29
             Consolidated Statement of Cash Flows for
               the Years Ended December 31, 1994, 1993
               and 1992                                    30
             Notes to Consolidated Financial Statements   32-46

       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts   47

       Schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission (the "SEC"), except Schedule II, which is included herein, have been omitted because they are not required, or the information is set forth in the financial statements or notes thereto.

   3.   Exhibits

   3.1  Restated Certificate of Incorporation of the Company dated June 29,
        1989.

   3.2  By-Laws of the Company, as amended to date.

   4.4 Form of Indenture, dated as of April 1, 1983, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to the Form S-3 Registration Statement of the Company effective April 22, 1983.

   4.5 Form of Subordinated Indenture, dated as of June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to Exhibit 4(b) to the Form S-3 Registration Statement of the Company, as filed with the SEC on June 24, 1988.

   4.6 Form of Indenture, dated as of April 15, 1987, incorporated herein by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company as filed with the SEC on April 24, 1987.

   4.7 Form of Series I Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Form S-3 Registration Statement of the Company effective April 22, 1983.

   4.8 Form of Series II Medium Term Note, incorporated herein by reference to Exhibit 4(c) to the Form 8-K of the Company dated August 22, 1983.

   4.9 Form of Series III Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Form S-3 Registration Statement of the Company effective June 17, 1985.

   4.10 Form of Series IV Medium Term Note, incorporated herein by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company effective June 17, 1985.

   4.11 Form of Series V Medium Term Note, incorporated herein by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company , as filed with the SEC on April 24, 1987.

   4.12 Form of Series VI Medium Term Note, incorporated herein by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company, as filed with the SEC on April 24, 1987.

   4.13 Form of Series VII Medium Term Note, incorporated herein by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company, as filed with the SEC on April 24, 1987.

   4.14 Form of Series VIII Senior Medium Term Note, incorporated herein by reference to Exhibit 4(c) to the Form S-3 Registration Statement of the Company, as filed with the SEC on June 24, 1988.

   4.15 Form of Series VIII Subordinated Medium Term Note, incorporated herein by reference to Exhibit 4(d) to the Form S-3 Registration Statement of the Company, as filed with the SEC on June 24, 1988.

   4.16 Form of Series IX Senior Medium Term Note, incorporated herein by reference to Exhibit 4(c) to the Form S-3 Registration Statement of the Company, as filed with the SEC on October 4, 1989.

   4.17 Form of Series IX Subordinated Medium Term Note, incorporated herein by reference to Exhibit 4(d) to the Form S-3 Registration Statement of the Company, as filed with the SEC on October 4, 1989.

   4.18 Form of General Term Note(R), incorporated herein by reference to
        Exhibit 4(c) to Form 8-K of the Company dated May 26, 1993.

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the Company is not filing certain instruments with respect to its long-term debt because the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   10.1 Amended and Restated Operating Agreement among MDC, the Company and MDFS dated as of April 12, 1993, incorporated herein by reference to

        Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1993.

   10.2 Operating Agreement by and between the Company and MDFS effective as of February 8, 1989, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1989.

   10.3 By-Laws of MDC as amended January 29, 1993, incorporated by reference from MDC's Exhibit 3.2 to its Form 8-K Report filed February 1, 1993 (file No. 1-3685).

   10.4 Supplemental Guaranty Agreement by and between the Company and MDC, dated as of December 30, 1993, incorporated herein by reference to
        Exhibit 10.4 to the Company's Form 10-K for the year ended
        December 31, 1993.

   10.5 Supplemental Guaranty Agreement by and between the Company and MDC, dated as of December 30, 1993.

   10.6 Agreement by and between the Company and MDC, dated as of December 30, 1994.

   10.7 Credit Agreement dated as of September 29, 1994 among the Company, MDFS and the banks listed therein.

   23.1 Consent of Ernst & Young LLP.

   27  Financial Data Schedule.

   99  Statement regarding computation of ratio of earnings to fixed charges.

                                  Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    McDonnell Douglas Finance Corporation


                                    By    /s/ Thomas J. Lawlor, Jr.
March 30, 1995				Sr. Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Title                   Date


   /s/ Herbert J. Lanese         Chairman and Director    March 30, 1995



  /s/ Thomas J. Motherway        President and Director   March 30, 1995
(Principal Executive Officer)



 /s/ Thomas J. Lawlor, Jr.       Sr. Vice President	  March 30, 1995
(Principal Financial Officer)    Finance and Director


                                 Director		  _____________
      F. Mark Kuhlmann



     /s/ Robert H. Hood          Director                 March 30, 1995



   /s/ Stephen J. Barker         Controller               March 30, 1995
(Principal Accounting Officer)