Form 10-Q
period 1995-03-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1995-05-15
CIK 711513

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
		             ______________________

                                   Form 10-Q


X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 1995

                                      OR

   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ________________ to _________________

			     ______________________


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

			    ______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Common shares outstanding at May 15, 1995:            50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                            Page



Part I   Financial Information

  Item 1. Financial Statements					3

  Item 2. Management's Analysis of Results of Operations   	9

Part II  Other Information

  Item 1. Legal Proceedings   					9

  Item 2. Changes in Securities *

  Item 3. Defaults Upon Senior Securities *

  Item 4. Submission of Matters to a Vote of Security Holders *

  Item 5. Other Information   					 9

  Item 6. Exhibits and Reports on Form 8-K			13










- ---------------
* Omitted pursuant to General Instruction H (1)(a) and (b) to Form 10-Q.

                                    Part I

Item 1.		Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet
                                                 March 31,  December 31,
(Dollars in millions, except stated value          1995         1994
 and par value amounts)

ASSETS
  Financing receivables:

    Investment in finance leases                $1,092.1    $ 1,090.3
    Notes receivable                               332.6        351.7
						----------------------
                                                 1,424.7      1,442.0
    Allowance for losses on financing
    receivables                                    (40.0)       (40.7)
						----------------------
    Financing receivables, net                   1,384.7      1,401.3
  Cash and cash equivalents                         23.7         13.1

  Equipment under operating leases, net            451.7        374.3
  Equipment held for sale or re-lease               23.9         12.1
  Accounts with MDC and MDFS                        35.5         44.9
  Other assets                                      93.7         83.9
						----------------------
                                                $2,013.2    $ 1,929.6
						======================
LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable                      $  177.7    $   103.8
  Accounts payable and accrued expenses             18.4         44.0
  Other liabilities                                 89.5         92.5

  Deferred income taxes                            308.4        306.1
  Long-term debt:
   Senior                                        1,062.7      1,023.8
   Subordinated                                     84.8         87.5
						----------------------
                                                 1,741.5      1,657.7
						----------------------

Commitments and contingencies - Note 3

Shareholder's equity:
   Preferred stock - no par value; authorized
     100,000 shares:
   Series A; $5,000 stated value; authorized,
     issued and outstanding 10,000 shares           50.0         50.0
   Common stock - $100 par value; authorized
     100,000 shares; issued and outstanding
     50,000 shares                                   5.0          5.0
   Capital in excess of par value                   89.5         89.5
   Income retained for growth                      127.2        127.4
						----------------------
                                                   271.7        271.9
						----------------------
                                                $2,013.2    $ 1,929.6
						======================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth



                                                     Three months ended
                                                         March 31,
 (Dollars in millions)                                 1995      1994

OPERATING INCOME
  Finance lease income                              $  26.0    $ 25.3
  Interest on notes receivable                          8.4       7.6
  Operating lease income, net of
    depreciation expense                                9.6       9.8
  Net gain on disposal or re-lease of
    assets                                              1.6       2.5
  Other                                                 1.3       2.8
						    ------------------
                                                       46.9      48.0
						    ------------------

EXPENSES
  Interest expense                                     25.7      28.2
  Provision for losses                                  2.7       1.8
  Operating expenses                                    3.1       4.4
  Other                                                 0.9       0.4
						    ------------------
                                                       32.4      34.8
						    ------------------
Income before taxes on income                          14.5      13.2
Provision for income taxes                              4.8       5.0
						    ------------------
Net income                                              9.7       8.2
Income retained for growth at beginning
  of year                                             127.4     129.6
Dividends                                              (9.9)     (6.4)
						    ------------------
Income retained for growth at end of
  period                                            $ 127.2    $131.4
						    ==================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows



                                                        Three months ended
                                                             March 31,
(Dollars in millions)                                     1995     1994

OPERATING ACTIVITIES
  Net income                                              $ 9.7     $ 8.2
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation expense - equipment under                  10.6       9.2
     operating leases
   Net gain on disposal or re-lease of assets              (1.6)     (2.5)
   Provision for losses                                     2.7       1.8

  Change in assets and liabilities:
   Accounts with MDC and MDFS                               9.4      31.3
   Other assets                                            (9.8)    (12.3)
   Accounts payable                                       (26.5)    (26.6)
   Other liabilities                                       (3.0)     (4.0)

   Deferred income taxes                                    2.3       4.2
  Other, net                                                5.3       3.0
							  ----------------
                                                           (0.9)     12.3
							  ----------------
INVESTING ACTIVITIES
  Net change in short-term notes and leases
    receivable                                             34.9    (143.2)
  Purchase of equipment for operating leases              (85.0)     (7.0)

  Proceeds from disposition of equipment, notes and
    leases receivable                                       6.0      19.5
  Collection of notes and leases receivable                 6.8      87.3
  Acquisition of notes and leases receivable              (45.4)    (50.1)
							  ----------------
                                                          (82.7)    (93.5)
							  ----------------

FINANCING ACTIVITIES
  Net change in short-term borrowings                      73.9      89.9
  Debt having maturities more than 90 days:
   Proceeds                                               117.0      56.2
   Repayments                                             (87.7)   (104.0)
  Payment of cash dividends                                (9.0)     (5.5)
							  ----------------
                                                           94.2      36.6
							  ----------------
Increase (decrease) in cash and cash equivalents           10.6     (44.6)
Cash and cash equivalents at beginning of year             13.1      65.5
							  ----------------
Cash and cash equivalents at end of period                $23.7     $20.9
							  ================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("MDC"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1994.

Certain  1994  amounts  have   been  reclassified  to  conform  to   the  1995
presentation.


Note 2 - Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $51.7 million of the Company's income retained for growth was available for dividends at March 31, 1995.


Note 3 - Commitments and Contingencies

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.

At March 31, 1995 and December 31, 1994, the Company had unused credit lines available to customers totaling $4.4 million and $3.1 million; and commitments to provide leasing and other financing totaling $163.8 million and $94.4 million.

In conjunction with prior asset dispositions, at March 31, 1995, the Company was subject to a maximum recourse of $51.7 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The  Company leases aircraft under capital leases which have been subleased to
others.   At March 31, 1995, the Company  had guaranteed the repayment of $8.8 million in capital lease obligations associated with a 50% partner.

On March 31, 1995, MDC, the Company and the Company's largest customer signed a term sheet agreement under which the Company is to be paid, over a 28-month period, amounts due from this customer aggregating $29.1 million, which had been deferred from October 1, 1994 through March 31, 1995. This customer is current on its payments under this agreement, but no assurance can be given that this customer will be able to perform its obligations thereunder. MDC has increased by $11.5 million the aggregate amount of its guaranties of this customer's obligations to the Company.


Item 2.		Management's Analysis of Results of Operations

Net gain on disposal or re-lease of assets decreased $0.9 million (38.0%) from the first quarter of 1994, primarily attributable to a 1994 sale of an executive jet within the commercial equipment leasing portfolio.

Other income was $1.5 million (52.5%) lower than the first quarter of 1994, attributable primarily to decreased short-term investment income.

Operating expenses decreased $1.3 million (29.7%) from the first quarter of 1994, attributable primarily to closing the offices of McDonnell Douglas Capital Corporation, McDonnell Douglas Bank Limited and the Company's
receivable  inventory  financing  group,   and  reductions  in  the  Company's
personnel.


                                    Part II

Item 1.		Legal Proceedings

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.


Item 5.		Other Information

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; receivable writeoffs, net of recoveries by business unit; and commercial aircraft financing are summarized below.

Portfolio Balances

Portfolio balances for the Company's various business segments is summarized as follows:

                                                    March 31,  December 31,
(Dollars in millions)                                  1995        1994

MDC aircraft financing:
  Finance leases                                   $   749.4    $  748.2
  Operating leases                                     258.5       197.8
  Notes receivable                                     174.9       194.8
						   ----------------------
                                                     1,182.8     1,140.8
						   ----------------------
Other commercial aircraft financing:
  Finance leases                                       124.0       125.2
  Operating leases                                      50.0        43.1
  Notes receivable                                      22.7        23.9
						   ----------------------
                                                       196.7       192.2
						   ----------------------
Commercial equipment leasing:
  Finance leases                                       218.6       216.8
  Operating leases                                     143.3       133.4
  Notes receivable                                      23.6        18.5
  Preferred and preference stock          	           -	     0.7
           					   ----------------------
                                                       385.5       369.4
						   ----------------------
Non-core businesses:
  Finance leases                                           -           -
  Operating leases                                         -           -
  Notes receivable                                     111.4       113.9
						   ----------------------
                                                       111.4       113.9
						   ----------------------
                                                   $ 1,876.4    $1,816.3
						   ======================


New Business Volume

New business volume for the Company's various business segments are summarized as follows:
                                                   Three months    Year ended
                                                  ended March 31, December 31,
(Dollars in millions)                                  1995           1994

MDC aircraft financing                             $      85.5    $   110.0
Other commercial aircraft financing                          -          7.9
Commercial equipment leasing                              37.6         84.1

Non-core businesses                                          -            -
						   -------------------------
                                                   $     123.1    $   202.0
						   =========================

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
                                                     March 31,  December 31,
(Dollars in millions)                                   1995        1994

Allowance for losses on financing receivables at
  beginning of year                                  $  40.7    $    35.6
Provision for losses                                     2.7          9.9
Write-offs, net of recoveries                           (3.4)        (4.9)
Other                                                      -          0.1
						     ---------------------
Allowance for losses on financing receivables at
  end of period                                      $  40.0    $    40.7
						     =====================

Allowance as percent of total portfolio                  2.1%         2.2%

Net write-offs as percent of average portfolio           0.3%         0.3%

More than 90 days delinquent:
  Amount of delinquent installments                  $   4.1    $     2.8
  Total receivables due from delinquent obligors     $  42.2    $    43.2
  Total receivables due from delinquent obligors
   as a percentage of total portfolio                    2.3%         2.4%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the business units:

                                                  Three months    Year ended
                                                 ended March 31, December 31,
(Dollars in millions)                                 1995           1994

Commercial aircraft financing                     $       1.6     $   (1.9)
Commercial equipment leasing                              0.9          2.5
Non-core businesses                                       0.9          4.3
						  -------------------------
                                                  $       3.4     $    4.9
						  =========================

Commercial Aircraft Financing

On March 31, 1995, MDC, the Company and Trans World Airlines, Inc. ("TWA") signed a term sheet agreement under which the Company is to be paid, over a 28-month period, amounts due from TWA aggregating $29.1 million, which have been deferred from the period from October 1, 1994 thorough March 31, 1995. TWA is current on its payments under this agreement, but no assurance can be given that TWA will be able to perform its obligations thereunder. On account of the increased amount owing from TWA to the Company caused by the foregoing payment deferrals, MDC has increased by $11.5 million the aggregate amount of its guaranties of TWA's obligations to the Company.

Item 6.		Exhibits and Reports on Form 8-K

A. Exhibits

   Exhibit 12 Computation of ratio of income to fixed charges.

   Exhibit 27 Financial Data Schedule.

B.Reports on Form 8-K

   None.



                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                              McDonnell Douglas Finance Corporation



May 15, 1995                  /s/ Thomas J. Lawlor, Jr.
                              __________________________________
                              Thomas J. Lawlor, Jr.
                              Senior Vice President and Chief Financial
                              Officer (Principal Financial Officer) and
                              Registrant's Authorized Officer





                              /s/ Stephen J. Barker
                              __________________________________
                              Stephen J. Barker
                              Controller (Principal
                              Accounting Officer)