Form 10-Q
period 1995-06-30
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1995-08-14
CIK 711513

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-Q

   _X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

   Common shares outstanding at August 10, 1995:        50,000 shares


   Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Table of Contents


                                                              Page

   Part I   Financial Information

     Item 1.  Financial Statements   . . . . . . . . . . . . . . 3

     Item 2.  Management's Analysis of Results of Operations *   7

   Part II    Other Information

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .  8

     Item 2.  Changes in Securities **

     Item 3.  Defaults Upon Senior Securities **

     Item 4.  Submission of Matters to a Vote of Security Holders **

     Item 5.  Other Information  . . . . . . . . . . . . . . .  8

     Item 6.  Exhibits and Reports on Form 8-K   . . . . . . .  11



   ________________

    * Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

    ** Omitted pursuant to General Instruction H(1)(b) to Form 10-Q.

                                     Part I

   Item 1. Financial Statements

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Balance Sheet


   (Dollars in millions, except stated value     June 30,      December 31,
   and par value amounts)                          1995            1994


   ASSETS
     Financing receivables:
       Investment in finance leases             $ 1,096.2      $ 1,090.3
       Notes receivable                             296.3          351.7

                                                  1,392.5        1,442.0
       Allowance for losses on financing
       receivables                                  (41.0)         (40.7)
       Financing receivables, net                 1,351.5        1,401.3
     Cash and cash equivalents                       19.1           13.1
     Equipment under operating leases, net          458.6          374.3

     Equipment held for sale or re-lease             13.3           12.1
     Accounts with MDC and MDFS                      42.9           44.9
     Other assets                                   112.0           83.9
                                                $ 1,997.4      $ 1,929.6


   LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                    $   131.6      $   103.8
    Accounts payable and accrued expenses            29.9           44.0
    Other liabilities                                93.8           92.5
    Deferred income taxes                           304.2          306.1
    Long-term debt:

      Senior                                      1,081.1        1,023.8
      Subordinated                                   84.8           87.5
                                                  1,725.4        1,657.7
   Commitments and contingencies - Note 3
   Shareholder's equity:
    Preferred stock - no par value; authorized
      100,000 shares:
    Series A; $5,000 stated value; authorized,
      issued and outstanding 10,000 shares           50.0           50.0
    Common stock - $100 par value; authorized
      100,000 shares; issued and outstanding
      50,000 shares                                   5.0            5.0
    Capital in excess of par value                   89.5           89.5
    Income retained for growth                      127.5          127.4
                                                    272.0          271.9
                                                $ 1,997.4      $ 1,929.6

   See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Statement of Income and Income Retained for Growth


                                                Three months    Six months
                                                   ended           ended
                                                  June 30,	  June 30,

    (Dollars in millions)                      1995     1994     1995     1994

    OPERATING INCOME
     Finance lease income                     $ 26.4   $ 24.9   $ 52.4   $ 50.2
     Interest income on notes receivable         5.9      7.8     14.3     15.4
     Operating lease income, net of
      depreciation expense                      10.3     10.1     19.9     19.9

     Net gain on disposal or re-lease of
      assets                                     3.2      3.6      4.8      6.1
     Other                                       3.2      1.9      4.5      4.7
                                                49.0     48.3     95.9     96.3


    EXPENSES
     Interest expense                           25.6     28.6     51.3     56.8

     Provision for losses                        1.7      2.0      4.4      3.8
     Operating expenses                          2.9      3.4      6.0      7.8
     Other                                       0.5      2.7      1.4      3.1
                                                30.7     36.7     63.1     71.5

    Income before taxes on income               18.3     11.6     32.8     24.8
    Provision for income taxes                   7.2      4.4     12.0      9.4
    Net income                                  11.1      7.2     20.8     15.4

    Income retained for growth at beginning    127.2    131.4    127.4    129.6
     of period
    Dividends                                  (10.8)    (6.3)   (20.7)   (12.7)
    Income retained for growth at end of                        $127.5   $132.3
     period                                   $127.5   $132.3


    See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Statement of Cash Flows

                                                 Six months ended June 30,
   (Dollars in millions)                            1995          1994
   OPERATING ACTIVITIES
    Net income                                    $   20.8    $     15.4
    Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Depreciation expense - equipment under
      operating leases                                23.1          19.1
     Net gain on disposal or re-lease of
      assets                                          (4.8)         (6.1)
     Provision for losses                              4.4           3.8

    Change in assets and liabilities:
     Accounts with MDC and MDFS                        2.0          16.6
     Other assets                                    (28.1)        (17.3)
     Accounts payable                                (14.1)        (18.2)

     Other liabilities                                 1.3          13.9
     Deferred income taxes                            (1.9)          2.0
    Other, net                                         6.5         (13.9)
                                                       9.2          15.3

   INVESTING ACTIVITIES
    Net change in short-term notes and
     lease receivables                                64.1        (113.2)
    Purchase of equipment for operating
     leases                                         (104.2)        (12.7)

    Proceeds from disposition of equipment,
     notes and leases receivable                      74.0          48.0
    Collection of notes and leases receivable         28.3         139.5
    Acquisition of notes and leases receivable      (119.0)        (72.5)
                                                     (56.8)        (10.9)

   FINANCING ACTIVITIES
    Net change in short-term borrowings               27.8        (116.3)
    Debt having maturities more than 90 days:
     Proceeds                                        210.0         209.9

     Repayments                                     (163.5)       (135.1)
    Payment of cash dividends                        (20.7)        (12.7)
                                                      53.6         (54.2)

   Increase (decrease) in cash and cash                6.0         (49.8)
    equivalents
   Cash and cash equivalents at beginning of          13.1          65.5
    year
   Cash and cash equivalents at end of period     $   19.1    $     15.7

   See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Notes to Consolidated Financial Statements


   Note 1 - Basis of Presentation

   McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation, a wholly-owned subsidiary of McDonnell Douglas Corporation ("MDC"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1994.

   Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


   Note 2 - Credit Agreements and Long-Term Debt

   The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $51.8 million of the Company's income retained for growth was available for dividends at June 30, 1995.


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

   At June 30, 1995 and December 31, 1994, the Company had commitments to provide leasing and other financing totaling $112.0 million and $94.4 million.

   In conjunction with prior asset dispositions, at June 30, 1995, the Company was subject to a maximum recourse of $28.5 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

   The Company leases aircraft under capital leases which have been subleased to others. At June 30, 1995, the Company had guaranteed the repayment of $8.4 million in capital lease obligations associated with a 50% partner.

   On March 31, 1995, MDC, the Company and the Company's largest customer signed a term sheet agreement under which the Company is to be paid, over a 28-month period, amounts due from this customer aggregating $29.1 million, which had been deferred from October 1, 1994 through March 31, 1995. This customer is current on its payments under this agreement, but no assurance can be given that this customer will be able to perform its obligations thereunder. Due to the increased amount owing from this customer to the Company, caused by the foregoing payment deferrals since December 31, 1994, MDC has increased the aggregate amount of its guaranties of this customer's obligations to the Company. On June 30, 1995, this customer filed a prepackaged plan under Chapter 11 of the U.S. bankruptcy laws, under which most agreements with its creditors, including those with MDC discussed above, were negotiated in advance. On August 4, 1995, the prepackaged plan was confirmed by the bankruptcy court and the agreements with MDC have been assumed in accordance with their terms.


   Item 2.  Management's Analysis of Results of Operations

   Net gain on disposal or re-lease of assets for the first half of 1995 decreased $1.3 million (21.3%) from the first half of 1994, primarily attributable to a 1994 sale of an executive jet within the commercial equipment leasing portfolio.

   Operating expenses for the first half of 1995 decreased $1.8 million (23.1%) from the first half of 1994, attributable primarily to closing the offices of McDonnell Douglas Capital Corporation, McDonnell Douglas Bank Limited and the Company's receivable inventory financing group, and reductions in the Company's personnel.

   Interest expense for the first half of 1995 decreased $5.5 million (9.7%) from the first half of 1994, primarily due to the Company refinancing its high coupon debt with lower coupon debt.

   Other expenses for the first half of 1995 decreased $1.7 million (54.8%) from the first half of 1994, attributable to a 1994 writedown of real estate owned properties.

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

   Portfolio Balances

   Portfolio  balances  for   the  Company's  various  business  segments  is
   summarized as follows:

                                                 June 30,      December 31,
   (Dollars in millions)                           1995            1994

   MDC aircraft financing:
    Finance leases                              $   753.2       $   748.2
    Operating leases                                253.8           197.8
    Notes receivable                                109.1           194.8

                                                  1,116.1         1,140.8
   Other commercial aircraft financing:
    Finance leases                                  129.1           125.2
    Operating leases                                 48.9            43.1
    Notes receivable                                 23.0            23.9

                                                    201.0           192.2
   Commercial equipment leasing:
    Finance leases                                  213.9           216.8
    Operating leases                                155.8           133.4
    Notes receivable                                 57.7            18.5
    Preferred and preference stock                    0.7             0.7

                                                    428.1           369.4
   Non-core businesses:
    Notes receivable                                105.9           113.9
                                                $ 1,851.1       $ 1,816.3

   New Business Volume

   New business volume for the Company's various business segments are summarized as follows:

                                                 Six months       Year ended
                                               ended June 30,    December 31,
   (Dollars in millions)                            1995             1994

   MDC aircraft financing                       $    109.4      $    110.0
   Other commercial aircraft financing                 7.6             7.9
   Commercial equipment leasing                      104.5            84.1
                                                $    221.5      $    202.0


   Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
                                                        June 30,    December31,
   (Dollars in millions)                                  1995          1994

   Allowance for losses on financing receivables at
    beginning of year                                  $   40.7      $    35.6
   Provision for losses                                     4.4            9.9

   Write-offs, net of recoveries                           (4.1)          (4.9)
   Other                                                      -            0.1
   Allowance for losses on financing receivables at
    end of period                                      $   41.0      $    40.7

   Allowance as percent of total portfolio                  2.2%           2.2%

   Net write-offs as percent of average portfolio           0.4%           0.3%

   More than 90 days delinquent:
    Amount of delinquent installments                  $    5.6      $     2.8
    Total receivables due from delinquent obligors     $   44.6      $    43.2

    Total receivables due from delinquent obligors
      as a percentage of total portfolio                    2.4%           2.4%

   Receivable Write-offs, Net of Recoveries by Business Unit

   The following table summarizes the loss experience of each of the business units:

                                                 Six months       Year ended
                                               ended June 30,    December 31,
   (Dollars in millions)                            1995             1994

   Commercial aircraft financing                $      1.6      $     (1.9)
   Commercial equipment leasing                        1.2             2.5
   Non-core businesses                                 1.3             4.3
                                                $      4.1      $      4.9


   Commercial Aircraft Financing

   On March 31, 1995, MDC, the Company and Trans World Airlines, Inc. ("TWA") signed a term sheet agreement under which the Company is to be paid, over a 28-month period, amounts due from TWA aggregating $29.1 million, which have been deferred from the period from October 1, 1994 through March 31, 1995. TWA is current on its payments under this agreement, but no assurance can be given that TWA will be able to perform its obligations thereunder. Due to the increased amount owing from TWA to the Company, caused by the foregoing payment deferrals since December 31, 1994, MDC has increased the aggregate amount of its guaranties of TWA's obligations to the Company. On June 30, 1995, TWA filed a prepackaged plan under Chapter 11 of the U.S. bankruptcy laws, under which most agreements with its creditors, including those with MDC discussed above, were negotiated in advance. On August 4, 1995, the prepackaged plan was confirmed by the bankruptcy court and the agreements with MDC have been assumed in accordance with their terms.


   Borrowing Operations

   In May 1995, Duff & Phelps Credit Rating Co. raised the rating of the Company's senior debt to BBB+ and subordinated debt to BBB and assigned an initial rating to its commercial paper of D2.

   During the second quarter of 1995, the Company filed a shelf registration statement relating to up to $750 million aggregate principal amount of debt securities with the Securities and Exchange Commission (the "SEC"). On June 15, 1995, the SEC declared such registration statement effective and the Company established a $500 million medium-term note program. The interest rate applicable to each note and certain other variable terms are established at the date of issue.

   Item 6.  Exhibits and Reports on Form 8-K

   A.  Exhibits

     Exhibit 12 Computation of ratio of income to fixed charges.

     Exhibit 27 Financial Data Schedule.

   B.  Reports on Form 8-K

     On May 16, 1995, the Company filed a Current Report on Form 8-K, which included as Exhibit 4(b) a form of the Company's Federal Funds Medium-Term Note.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.



                                 McDonnell Douglas Finance Corporation


   August 10, 1995               /s/ Thomas J. Lawlor, Jr.
                                 __________________________________
                                 Thomas J. Lawlor, Jr.
                                 Senior Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)    and    Registrant's   Authorized
   Officer

   McDonnell Douglas Finance Corporation and Subsidiaries
   Computation of Ratio of Income to Fixed Charges



                                                 Six months ended June 30,
   (Dollars in millions)                            1995           1994

   Income:
     Income before taxes on income               $      32.8    $      24.8

     Fixed charges                                      53.0           58.5
     Income before taxes on income and fixed
     charges                                     $      85.8    $      83.3


   Fixed charges:
     Interest expense                            $      51.3    $      56.8
     Preferred stock cash dividends                      1.7            1.7

                                                 $      53.0    $      58.5


   Ratio of income before taxes on income and
     fixed charges to fixed charges                    1.62           1.42









                                   Exhibit 12