Form 10-Q
period 1995-09-30
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1995-11-14
CIK 711513

==============================================================================
                                 United States
                      Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-Q

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

                                      OR

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Common shares outstanding at November 14, 1995:    50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

==============================================================================

                               Table of Contents
                                                           Page

Part I  Financial Information

  Item 1 Financial Statements . . . . . . . . . . . . . . .  3

  Item 2 Management's Analysis of Results of Operations * .  8

Part II Other Information

  Item 1 Legal Proceedings  . . . . . . . . . . . . . . . .  8

  Item 2 Changes in Securities **

  Item 3 Defaults Upon Senior Securities **

  Item 4 Submission of Matters to a Vote of Security Holders **

  Item 5 Other Information  . . . . . . . . . . . . . . . .  9

  Item 6 Exhibits and Reports on Form 8-K . . . . . . . . . 11


















--------------
       * Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

     **   Omitted pursuant to General Instruction H(1)(b) to Form 10-Q

                                    Part I

Item 1.  Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

                                                September 30,    December 31,
(Dollars in millions, except stated                 1995             1994
value and par value amounts)

ASSETS
  Financing receivables:
    Investment in finance leases                $  1,078.7       $ 1,090.3
    Notes receivable                                 283.7           351.7
                                                   1,362.4         1,442.0
    Allowance for losses on financing
      receivables                                    (42.8)          (40.7)
    Financing receivables, net                     1,319.6         1,401.3
  Cash and cash equivalents                           10.9            13.1
  Equipment under operating leases, net              457.1           374.3
  Equipment held for sale or re-lease                  6.0            12.1
  Accounts with MDC and MDFS                          28.8            44.9
  Other assets                                        99.7            83.9

                                                 $ 1,922.1       $ 1,929.6


LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable                          $ 30.4          $103.8
  Accounts payable and accrued expenses     	         19.4	           44.0
  Other liabilities     	                             81.3            92.5
  Deferred income taxes                     	        308.7           306.1
  Long-term debt:
    Senior                                     	   1,121.9         1,023.8
    Subordinated	                                     89.7            87.5
       	                                           1,651.4         1,657.7


Commitments and contingencies - Note 3

Shareholder's equity:
  Preferred stock - no par value; authorized 100,000 shares:
  Series A; $5,000 stated value;
    authorized, issued and           		      50.0           50.0
    outstanding 10,000 shares
  Common stock   $100 par value;
    authorized 100,000 shares;        		       5.0            5.0
    issued and outstanding 50,000 shares

  Capital in excess of par value                      89.5       89.5
  Income retained for growth                         126.2      127.4
                                                     270.7      271.9
                                                 $ 1,922.1   $1,929.6

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth



                                     Three months      Nine months
                                         ended             ended
                                     September 30,     September 30,
 (Dollars in millions)              1995     1994     1995    1994


OPERATING INCOME
 Finance lease income           $   25.8  $  25.3   $   78.2   $   75.5
 Interest income on notes            7.0      7.0       21.3       22.4
     receivable
 Operating lease income, net        10.5     10.2       30.4       30.1
     of depreciation expense
 Net gain on disposal or re          0.5      2.5        5.3        8.6
     -lease of assets
 Other                               2.1      1.5        6.6        6.2
                                    45.9     46.5      141.8      142.8

 EXPENSES
   Interest expense                 25.3     26.4       76.6       83.2
   Provision for losses              3.0      2.1        7.4        5.9
   Operating expenses                2.5      3.7        8.5       11.5
   Other                             2.5      3.0        3.9        6.1
                                    33.3     35.2       96.4      106.7
 Income before taxes on income      12.6     11.3       45.4       36.1
 Provision for income taxes          4.4      4.2       16.4       13.6
 Net income                          8.2      7.1       29.0       22.5
 Income retained for growth at     127.4    132.3      127.4      129.6
   beginning of period
 Dividends                          (9.4)    (5.9)     (30.2)     (18.6)
 Income retained for growth at  $  126.2  $ 133.5   $  126.2   $  133.5
 end of period

 See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows


                                             Nine months ended September 30,
(Dollars in millions)                                  1995           1994


OPERATING ACTIVITIES
  Net income                                        $    29.0     $     22.5
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation expense   equipment under               35.6           30.2
      operating leases
    Net gain on disposal or re-lease of assets          (5.3)          (8.6)
    Provision for losses                                 7.4            5.9
  Change in assets and liabilities:
    Accounts with MDC and MDFS                           16.1           23.2
    Other assets                                        (15.8)           4.5
    Accounts payable                                    (25.5)         (32.1)
    Other liabilities                                   (11.2)          10.7
    Deferred income taxes                                 2.6            1.8
  Other, net                                              5.6            2.5
                                                         38.5           60.6
INVESTING ACTIVITIES
  Net change in short-term notes and lease               67.5          (25.8)
     receivables
  Purchase of equipment for operating leases           (124.8)         (34.2)
  Proceeds from disposition of equipment, notes          91.8           60.4
     and leases receivable
  Collection of notes and leases receivable              83.4          169.1
  Acquisition of notes and leases receivable           (148.6)         (97.5)
                                                        (30.7)          72.0

FINANCING ACTIVITIES
  Net change in short-term borrowings                   (73.4)        (202.6)
  Debt having maturities more than 90 days:
    Proceeds                                            351.5          229.9
    Repayments                                         (258.8)        (185.2)
  Payment of cash dividends                             (29.3)         (17.8)
                                                        (10.0)        (175.7)
Decrease in cash and cash equivalents                   (2.2)          (43.1)
Cash and cash equivalents at beginning of year           13.1           65.5
Cash and cash equivalents at end of period          $    10.9     $     22.4


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


Note 2 - Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $50.7 million of the Company's income retained for growth was available for dividends at September 30, 1995.


Note 3 - Commitments and Contingencies

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $25.0 million plus punitive damages based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. Discovery has just begun in these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend and prosecute such respective claims. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.

At September 30, 1995 and December 31, 1994, the Company had commitments to provide leasing and other financing totaling $342.4 million and $94.4 million.

In conjunction with prior asset dispositions, at September 30, 1995, the Company was subject to a maximum recourse of $39.5 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 1995, the Company had guaranteed the repayment of $8.4 million in capital lease obligations associated with a 50% partner.

As part of a restructuring of certain indebtedness and leasehold obligations of Trans World Airlines, Inc. ("TWA") with its creditors, MDC and the Company agreed to defer certain payments due from TWA for the period of October 1, 1994 through March 31, 1995. Under this agreement, amounts due to the Company, aggregating $29.1 million, are to be paid over a 28-month period which commenced in April 1995. As a result of such payment deferrals, MDC has increased the aggregate amount of its guaranties of TWA s obligations to the Company. In August 1995, such agreement was assumed under a prepackaged plan of reorganization under Chapter 11 of the U.S. bankruptcy laws which was confirmed by the U.S. Bankruptcy Court. TWA is current on its payments under its agreement with the Company, but no assurance can be given that TWA will be able to continue to perform its obligations thereunder.


Item 2.   Management's Analysis of Results of Operations

Net gain on disposal or re-lease of assets for the first nine months of 1995 decreased $3.3 million (38.4%) from the first nine months of 1994, primarily attributable to a $1.3 million gain in 1994 from a sale of an executive jet within the commercial equipment leasing portfolio and a $1.2 million loss in 1995 due to a prepayment of an aircraft note.

Provision for losses for the first nine months of 1995 increased $1.5 million (25.4%) from the first nine months of 1994, primarily attributable to one time write-offs realized in the nine months ended September 30, 1995.

Interest expense for the first nine months of 1995 decreased $6.6 million (7.9%) from the first nine months of 1994, primarily due to the Company s refinancing of a portion of its high coupon debt with lower coupon debt.

Operating expenses for the first nine months of 1995 decreased $3.0 million (26.1%) from the first nine months of 1994, primarily attributable to closing the offices of McDonnell Douglas Capital Corporation, McDonnell Douglas Bank Limited and the Company's receivable inventory financing group, and reductions in the Company's personnel.

Other expenses for the first nine months of 1995 decreased $2.2 million (36.1%) from the first nine months of 1994, primarily attributable to a 1994 writedown of real estate owned properties.


                                    Part II

Item 1.   Legal Proceedings

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $25.0 million plus punitive damages based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. Discovery has just begun in these actions. At this early stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend and prosecute such respective claims against the Company. Based on information currently available, the Company believes it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.

Item 5.   Other Information

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; receivable writeoffs, net of recoveries by business unit; and commercial aircraft financing are summarized below.

Portfolio Balances

Portfolio balances for the Company's various business segments are summarized as follows:

                                 September 30,      December 31,
                              				    1995       	        1994
(Dollars in millions)

MDC aircraft financing:
  Finance leases                 $    738.8        $    748.2
  Operating leases                    261.9             197.8
  Notes receivable                    110.5             194.8
                                    1,111.2           1,140.8
Other commercial aircraft
financing:
  Finance leases                      128.4             125.2
  Operating leases                     48.0              43.1
  Notes receivable                     21.3              23.9
                                      197.7             192.2
Commercial equipment leasing:
  Finance leases                      211.5             216.8
  Operating leases                    147.1             133.4
  Notes receivable                     60.0              18.5
  Preferred and preference              0.7               0.7
      stock
                                      419.3             369.4
Non-core businesses:
  Notes receivable                     91.3             113.9
                                 $  1,819.5        $  1,816.3


New Business Volume

New business volume for the Company's various business segments are summarized as follows:

                                        Nine months         Year ended
                            				    ended September 30,     December 31,
(Dollars in millions)                      1995              1994

MDC aircraft financing                 $      134.2         $      110.0
Other commercial aircraft financing             8.5                  7.9
Commercial equipment leasing                  124.5                 84.1
                                       $      267.2         $      202.0

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                       September 30,    December 31,
(Dollars in millions)                      1995             1994

Allowance for losses on financing
  receivables at beginning of year     $    40.7      $     35.6
Provision for losses                        7.4              9.9
Write-offs, net of recoveries              (5.3)            (4.9)
Other                                         -              0.1
Allowance for losses on financing
  receivables at end of period         $    42.8      $     40.7

Allowance as percent of total               2.4%             2.2%
  portfolio

Net write-offs as percent of average        0.4%             0.3%
  portfolio

More than 90 days delinquent:
  Amount of delinquent installments    $    4.7       $      2.8
  Total receivables due from           $    28.8      $     43.2
        delinquent obligors
  Total receivables due from
        delinquent obligors as a            1.6%             2.4%
        percentage of total portfolio


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the business units:

                                        Nine months      Year ended
                                           ended        December 31,
                                       September 30,
(Dollars in millions)                      1995             1994

Commercial aircraft financing           $    2.4          $    (1.9)
Commercial equipment leasing                 1.5                2.5
Non-core businesses                          1.4                4.3
                                        $    5.3          $     4.9

Commercial Aircraft Financing

As part of a restructuring of certain indebtedness and leasehold obligations of TWA with its creditors, MDC and the Company agreed to defer certain payments due from TWA for the period of October 1, 1994 through March 31, 1995. Under this agreement, amounts due to the Company, aggregating $29.1 million, are to be paid over a 28-month period which commenced in April 1995. As a result of such payment deferrals, MDC has increased the aggregate amount of its guaranties of TWA s obligations to the Company. In August 1995, such agreement was assumed under a prepackaged plan of reorganization under Chapter 11 of the U.S. bankruptcy laws which was confirmed by the U.S. Bankruptcy Court. TWA is current on its payments under its agreement with the Company, but no assurance can be given that TWA will be able to continue to perform its obligations thereunder.


Borrowing Operations

In October 1995, Moody s Investors Service Inc. upgraded its rating of the Company's senior debt to Baa2 from Baa3, subordinated debt to Baa3 from Ba2, and short-term debt rating for commercial paper to Prime-2 from Prime-3.

In November 1995, Standard & Poor s ("S&P") placed the Company s BBB rated senior debt and BBB- rated subordinated debt on CreditWatch with positive implications and S&P also affirmed its A-2 rating of the Company s commercial paper.


Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

Exhibit 10 - Amendment No. 1, dated as of August 31, 1995, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein.

Exhibit 12 - Computation of ratio of income to fixed charges.

Exhibit 27   Financial Data Schedule.

B.   Reports on Form 8-K

   None.



                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.


                              McDonnell Douglas Finance Corporation

November 14, 1995             /s/ Steven W. Vogeding
                              __________________________________
                              Steven W. Vogeding
                              Vice President and Chief Financial
                              Officer (Principal Financial Officer) and
                              Registrant's Authorized Officer