Form 10-K
period 1995-12-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1996-04-01
CIK 711513

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the year ended December 31, 1995

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

                                 (310) 627-3000
              (Registrant's telephone number, including area code

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

   Indicate  by check  mark if  disclosure of  delinquent filers  pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

   As of March 29, 1996, there were 50,000 shares of the Company's common stock outstanding.

   Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                            Table of Contents


   Page


   Part I

   Item 1. Business  . . . . . . . . . . .  4
   Item 2. Properties  . . . . . . . . . . 19
   Item 3. Legal Proceedings . . . . . . . 19
   Item 4. Submission of Matters to a Vote of Security Holders *

   Part II


   Item 5. Market for Registrant s Common Equity and Related Stockholder
           Matters . . . . . . . . . . . . 19
   Item 6. Selected Financial Data . . . . 20
   Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . 22
   Item 8. Financial Statements and Supplementary Data. . . . . .  23
   Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure  . . . . .  42

   Part III

   Item 10.Directors and Executive Officers of the Registrant *
   Item 11.Executive Compensation *
   Item 12.Security Ownership of Certain Beneficial Owners and Management *
   Item 13.Certain Relationships and Related Transactions *


   Part IV

   Item 14.Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . 43
           Signatures . . . . . . . . . . .  47
           Exhibits . . . . . . . . . . . .  48

   ____________________
   *Omitted pursuant to General Instruction J(2)(c)of Form 10-K.

                                     Part I

   Item 1.  Business

   General

   McDonnell Douglas Finance Corporation (together with its subsidiaries the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The Company was incorporated in Delaware in 1968 and originally financed only McDonnell Douglas manufactured commercial jet transport aircraft. While this continues to represent a significant portion of the Company s business, the Company also provides a diversified range of financing including loans, finance leases and operating leases, primarily involving equipment for commercial and industrial customers. At December 31, 1995, the Company had 74 employees.

   The Company now operates in principally two segments: commercial aircraft financing and commercial equipment leasing ("CEL"). Prior to 1995, the Company operated in three segments: commercial aircraft financing, CEL and non-core businesses. Non-core businesses represents market segments in which the Company is no longer active and continues to liquidate and manage the remaining non-core businesses as market opportunities occur. Based on trends to date, the Company does not expect to incur significant losses related to the disposal of its non-core businesses. At
   December 31, 1995 and 1994, the portfolio balances for non-core businesses totaled $80.6 million and $113.9 million.

   Information on the Company's continuing businesses is included in the following tables.

   New Business Volume
                                        Years ended December 31,
   (Dollars in millions)          1995    1994     1993    1992    1991
   Commercial aircraft financing$ 349.7  $117.9  $411.4  $153.2  $ 100.9
   Commercial equipment leasing   241.1    84.1    41.5    50.7     91.8
                                $ 590.8  $202.0  $452.9  $203.9  $ 192.7



   Portfolio Balances
                                                 December 31,
   (Dollars in millions)           1995     1994     1993     1992      1991
   Commercial aircraft financing$ 1,405.7 $1,333.0 $1,237.5 $ 1,001.1 $  907.8
   Commercial equipment leasing     502.4    369.4    422.3     557.4    668.9
                                $ 1,908.1 $1,702.4 $1,659.8 $ 1,558.5 $1,576.7$

   For financial information about the Company's segments, see Notes to Consolidated Financial Statements included in Item 8.

   Commercial Aircraft Financing Segment

   The Company's commercial aircraft financing group, located in Long Beach, California, provides financing for customers purchasing aircraft. The Company primarily purchases aircraft from McDonnell Douglas and provides airline customers financing alternatives, including lease transactions and secured and unsecured notes receivable financing. A substantial majority of the commercial aircraft portfolio is comprised of aircraft manufactured by McDonnell Douglas. Additionally, this group assists the McDonnell Douglas aircraft financing group with respect to financing of some of McDonnell Douglas aircraft by others.

   Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

   Commercial Aircraft Portfolio by Aircraft Type

                                                 December 31,
      (Dollars in millions)          1995     1994    1993     1992    1991
      McDonnell Douglas aircraft financing:
       Finance leases             $857.4     $748.2     $732.3   $506.2 $465.6
       Operating leases            256.8      197.8      176.9     93.7   30.0
       Notes receivable            110.9      194.8      125.9    169.4  107.4

                                 1,225.1    1,140.8    1,035.1    769.3  603.0
      Other commercial aircraft
      financing:
       Finance leases            126.1      125.2      123.0    149.9    214.6
       Operating leases           49.6       43.1       55.9     57.6     62.3
       Notes receivable            4.9       23.9       23.5     24.3     27.9
                                 180.6      192.2      202.4    231.8    304.8
                              $1,405.7   $1,333.0   $1,237.5 $1,001.1 $  907.8


   Commercial Aircraft Portfolio by Product Type

                                               December 31,
   (Dollars in millions)          1995    1994    1993      1992    1991
   Aircraft leases:
     Finance leases
      Domestic                  $ 776.2  $653.3 $ 638.9   $601.5  $ 609.2
      Foreign                     207.3   220.1   216.5     54.6     70.9
     Operating leases
      Domestic                   183.5    161.9    149.7    111.4    81.5
      Foreign                    122.9     79.0     83.0     39.9    10.9
                               1,289.9  1,114.3  1,088.1    807.4   772.5
   Aircraft related notes
     receivable:
      Domestic obligors           31.2     53.4     51.4     88.0    61.6
      Foreign obligors            84.6    165.3     98.0    105.7    73.7
                                 115.8    218.7    149.4    193.7   135.3
                              $1,405.7 $1,333.0 $1,237.5 $1,001.1 $ 907.8

   At December 31, 1995, the Company's commercial aircraft portfolio was comprised of finance leases to 25 customers (22 domestic and three foreign) with a carrying amount of $983.5 million (49.5% of total Company portfolio), notes receivable from six customers (three domestic and three foreign) with a carrying amount of $115.8 million (5.8% of total Company portfolio) and operating leases to 12 customers (eight domestic and four foreign) with a carrying amount of $306.4 million (15.4% of total Company portfolio).

   At December 31, 1995, 61.6% of the Company's total portfolio consisted of financings related to McDonnell Douglas aircraft, compared with 62.8% and 56.5% in 1994 and 1993.

   -  Factors Affecting the Commercial Aircraft Financing Portfolio

      A substantial portion of the Company's total portfolio is concentrated among the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer, Trans World Airlines, Inc. ("TWA"), accounted for $279.9 million (14.1% of total Company portfolio) and $287.9 million (15.9% of total Company portfolio) at December 31, 1995 and 1994. The Company agreed to defer six months of lease and other payments as part of a restructuring of certain indebtedness of TWA with its creditors in March 1995. The agreement calls for TWA to pay deferred amounts, aggregating $29.1 million, over a 28-month period which commenced in April 1995. As a result of such payment deferrals, McDonnell Douglas has agreed to increase the aggregate amount of its guaranties of TWA s obligations to the Company. In addition, McDonnell Douglas provides supplemental guaranties in favor of the Company for up to an additional $25.0 million of the Company's financings to TWA. These guaranties supplement individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate on June 30, 1996, but may be extended under certain limited circumstances. See "Aircraft Financing Guaranties." The Company's agreement with TWA was assumed under a prepackaged plan of reorganization under Chapter 11 of the U.S. bankruptcy laws which was confirmed by the U.S. Bankruptcy Court in August 1995. Although TWA is current on its payments under the agreement with the Company and the reorganization plan is not expected to have a significant effect on the Company's earnings, cash flow or financial position, no assurance can be given that TWA will be able to continue to perform its obligations under the agreement.

      The Company's second largest customer, Federal Express Corporation, accounted for $220.4 million (11.1% of the total Company portfolio) and $78.1 million (4.3% of total Company portfolio) at December 31, 1995 and 1994. The five largest commercial aircraft financing customers accounted for $865.2 million (43.5% of total Company portfolio) and $748.6 million (41.2% of Company total portfolio) at December 31, 1995 and 1994.

      A commercial aircraft customer of the Company, located in Venezuela, has filed for bankruptcy protection in a Venezuelan bankruptcy court. Such customer is in default under a loan secured by an MD-83 aircraft.

   The amount due to the Company under the loan is approximately $13.6 million, which approximately equals the estimated value of the aircraft securing the loan, net of maintenance reserves held by the Company of $2.4 million. The aircraft is currently in possession of the Venezuelan bankruptcy trustee and the Company has retained outside counsel in Venezuela in connection with a foreclosure and repossession of the aircraft or a potential settlement. Although Venezuelan bankruptcy law provides for compensation to privileged creditors, to date, the Company has been unsuccessful in its attempts to repossess the aircraft. No assurance can be given as to whether the Company will be successful in its attempt to repossess the aircraft or the amount, if any, otherwise recoverable by the Company in connection with such loan. The Company does not expect any impact to have a material adverse effect on earnings, cash flow or financial position.


   -  Current Commercial Aircraft Market Conditions

      The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business. The economic downturn in the commercial airline industry, which contributed to an oversupply of aircraft through the early 1990 s is now considered within the industry to be over. Currently, domestic load factors have improved, resulting in increasing demand for new and used equipment and firming of narrowbody aircraft values. Although airlines have experienced stronger than expected earnings growth, industry-wide balance sheets remain weak resulting in a continuing focus on cost control and cautious fleet planning decisions. Difficulties in the commercial airline industry have resulted in and may again result in airlines declining deliveries of aircraft, requesting change in delivery schedules, defaulting on contracts for firm orders, or not exercising options or reserves. While new orders are expected to remain modest over the next year, the Company believes that there will be a continued demand for older aircraft and that the prices for this equipment should continue to increase. The Company also believes that realizable values for its aircraft at lease maturity will remain above the values actually booked. Although the Company continues to have a substantial portion of its total portfolio concentrated among a small number of customers, the Company anticipates that a combination of the improved earnings results of the airline industry and the increasing demand for equipment will have a positive effect on portfolio performance. The Company continues to look for opportunities to expand its commercial aircraft portfolio while taking advantage of improving market conditions to reduce exposure levels to a small number of its customers. If aircraft values decline and the Company is required as a result of customer defaults to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

   -  Aircraft Leasing

      The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 1995, the Company owned or participated in the ownership of 128 leased commercial aircraft, including 71 that were manufactured by McDonnell Douglas.

   -  Factors Affecting Aircraft Financing Volume

      As in the past, the Company anticipates continued fluctuations in the volume of its aircraft financing transactions. Difficulties in the commercial aircraft industry have resulted and may again result in limiting many airlines' ability to access financing and present more opportunities to the Company. At December 31, 1995, the Company had unused credit lines available to a customer totaling $91.3 million. The Company had no other commitments to provide aircraft related financing at December 31, 1995 and had outstanding commitments of $10.8 million at December 31, 1994. See "Competition and Economic Factors."

      The following lists information on new business volume for the Company's commercial aircraft financing segment:

                                       Years ended December 31,
     (Dollars in millions)      1995    1994     1993   1992     1991
     McDonnell Douglas aircraft
      financing volume:
       Finance leases         $220.6   $53.0   $357.3  $ 95.0   $19.2
       Operating leases         81.9    15.7     33.8    53.5    30.0
       Notes receivable         36.2    41.3     19.1     4.7    21.5
                               338.7   110.0    410.2   153.2    70.7
     Other commercial aircraft
       financing volume:
        Finance leases           7.7     7.9       -      -      23.9
        Operating leases         3.3      -       0.7     -       6.3
       Notes receivable           -       -       0.5     -        -

                                11.0     7.9      1.2     -      30.2
                              $349.7  $117.9   $411.4  $153.2  $100.9

   -  Aircraft Financing Guaranties

      At December 31, 1995, the Company had $332.7 million of guaranties in its favor with respect to its commercial aircraft financing portfolio relating to transactions with a carrying amount of $1,405.7 million (23.7% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:

                                             Domestic  Foreign
     (Dollars in millions)                   Airlines  Airlines Total
     Amounts guaranteed by:
      McDonnell Douglas                       $139.5   $ 145.7 $ 285.2
      Foreign governments                         -        8.3     8.3
      Other                                     26.0      13.2    39.2

     Total guaranties                         $165.5    $167.2  $332.7

     The Company has no reason to believe that any such guaranteed amounts will be ultimately unenforceable or uncollectible. See "Relationship With McDonnell Douglas."


   Commercial Equipment Leasing Segment

   CEL provides single-investor, tax-oriented lease financing as its primary product. CEL, which maintains its principal operations in Long Beach, California and has marketing offices in Chicago, Illinois and Detroit, Michigan, obtains its business primarily through direct solicitation by its marketing personnel. CEL specializes in leasing equipment such as machine tools, executive aircraft, highway vehicles, containers and chassis, and printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The lease term is generally between three and ten years and transaction sizes usually range between $2.0 million and $15.0 million. In addition to financing transactions for the Company, CEL also arranges third party financings of equipment.

   Portfolio balances for the Company's CEL segment are summarized as follows:
                                              December 31,
   (Dollars in millions)                          1993     1992    1991
                                 1995     1994
   Finance leases               $266.3  $216.8    235.2  $325.9  $425.9
   Operating leases              169.1   133.4    157.5   179.9   198.7
   Notes receivable               67.0    18.5     28.8    50.7    41.5
   Preferred and preference
   stock                           -       0.7      0.8     0.9     2.8
                                $502.4  $369.4   $422.3  $557.4  $668.9

   -  Factors Affecting CEL Volume

      As the Company's borrowing costs have declined in recent years, CEL s ability to compete more effectively has increased significantly. In 1995, CEL booked $241.1 million of new business volume, almost tripling that of 1994. Additionally, at year end, CEL s backlog of business was $116.6 million, surpassing the 1994 backlog of $83.6 million.

     The following lists information on new business volume for the Company's CEL segment:

                                       Years ended December 31,
     (Dollars in millions)      1995    1994    1993    1992    1991
     Finance leases           $102.0   $53.9   $15.3   $24.9    $55.6
     Operating leases           70.5    24.3    22.9    18.2     30.3
     Notes receivable           68.6     5.9     3.3     7.6      5.9
                              $241.1   $84.1   $41.5   $50.7    $91.8

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

   The countries in which the Company's cross border outstandings exceeded 1% of consolidated assets consist of the following at December 31, 1995, 1994 and 1993:

   (Dollars in millions)                      December 31,
                                  Finance    Notes   Operating
   Country                        Leases  Receivable  Leases    Total
   1995
   Indonesia                     $132.6   $   -     $  -      $ 132.6
   Italy                            -         -       48.8       48.8
                                 $132.6   $   -     $ 48.8    $ 181.4

   1994
   Indonesia                    $ 144.8   $   -     $  -     $ 144.8
   Japan                            -        35.1      -        35.1
   Mexico                          21.4       -       23.9      45.3
                                $ 166.2   $  35.1   $ 23.9   $ 225.2
   1993
   Indonesia                    $ 154.8   $   -     $  -      $154.8
   Mexico                          23.0       -       23.6      46.6
   United Kingdom                  14.3      23.0      -        37.3
                                $ 192.1   $  23.0   $ 23.6    $238.7

   At December 31, 1995, the Company had equipment in Mexico under both a finance lease and an operating lease agreement with an aggregate net carrying amount of $15.6 million and equipment in Belgium under an operating lease agreement with a net carrying amount of $16.0 million.

   At December 31, 1993, the Company had equipment in the Netherlands under an operating lease agreement with a net carrying amount of $18.0 million, representing outstandings between 0.75% and 1% of the Company's total assets. At December 31, 1994, there were no countries whose outstandings were between 0.75% and 1% of the Company's total assets.

   Maturities and Sensitivity to Interest Rate Changes

   The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1995:

   (Dollars in millions)                      Domestic  Foreign  Total
   Maturity Distribution
     1996                                    $  265.7 $ 38.6   $  304.3
     1997                                       182.2   39.2      221.4
     1998                                       164.1   26.1      190.2
     1999                                       181.1   27.8      208.9
     2000                                       133.5   28.1      161.6
     2001 and thereafter                        650.9   211.4     862.3
                                             $1,577.5 $ 371.2  $1,948.7


   Financing Receivables Due 1997 and Thereafter

     Fixed interest rates                    $1,249.3 $  83.9  $1,333.2
     Variable interest rates                     62.5   248.7     311.2
                                             $1,311.8 $ 332.6  $1,644.4


   Allowance for Losses on Financing Receivables and Credit Loss Experience

   Analysis of Allowance for Losses on Financing Receivables

                                              December 31,
   (Dollars in millions)        1995    1994     1993   1992      1991
   Allowance for losses on
     financing receivables     $40.7    $35.6   $37.4   $46.7    $61.6
     at beginning of year
   Provision for losses         12.2      9.9     8.6    19.1     47.2
   Write-offs, net of          (10.6)    (4.9)  (10.4)  (27.4)   (56.7)
   recoveries
   Other                         -        0.1     -      (1.0)    (5.4)
   Allowance for losses on
     financing receivables     $42.3    $40.7   $35.6   $37.4    $46.7
     at end of year

   Allowance as percent of       2.1%     2.2%    1.9%    2.1%     2.2%
   total portfolio

   Net write-offs as percent of
     average portfolio           0.6%     0.3%    0.6%    1.4%     2.0%

   More     than     90    days
   delinquent:

     Amount of delinquent      $10.0    $ 2.8   $ 3.7   $ 4.6    $19.0
       installments
     Total receivables due from
      delinquent obligors      $12.1    $43.2   108.4$  $10.5    $42.8
     Total receivables due from
      delinquent obligors as a
      percentage of total        0.6%     2.4%    5.9%    0.6%     2.0%
      portfolio

   The portfolio at December 31, 1995 includes five CEL obligors and three airline obligors to which payment extensions have been granted. At December 31, 1995, payments so extended amounted to $22.5 million ($17.7 million airline-related), and the aggregate carrying amount of the related receivables was $406.4 million ($378.6 million airline-related).

   Receivable Write-offs, Net of Recoveries by Business Unit

   The following table summarizes the loss experience for the Company's continuing businesses:

                                        Years ended      % of Respective
                                        December 31,         Average
                                                            Portfolio
   (Dollars in millions)                1995    1994      1995    1994
   Commercial aircraft financing      $ 5.0   $ (1.9)     0.37%  (0.14)%
   Commercial equipment leasing         1.7     2.5       0.41    0.66
                                      $ 6.7   $ 0.6


   In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $12.2 million and $9.9 million in 1995 and 1994 for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1995 to cover potential losses in the Company's total portfolio. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

   The Company's receivable write-offs, net of recoveries, increased in 1995 as compared to 1994 primarily attributable to certain aircraft that were repossessed during 1995.


   Nonaccrual and Past Due Financing Receivables

   Financing receivables accounted for on a nonaccrual basis consisted of the following at December 31:

   (Dollars in millions)                                 1995    1994
   Domestic                                            $ 13.6  $ 8.8

   Foreign                                               17.0   21.4
                                                       $ 30.6  $30.2


   Financing receivables being accrued which are contractually past due 90 days or more as to principal and interest payments consisted of domestic financings of $0.6 million and $16.5 million at December 31, 1995 and 1994.


   Borrowing Operations

   The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt, and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 6 of Notes to Consolidated Financial Statements.

   The Company has a joint revolving credit agreement under which the Company may borrow up to $220 million, reduced by borrowings of up to $16 million that can be made by MDFS under this agreement. Commercial paper, when outstanding, is fully supported by unused commitments under this agreement. At December 31, 1995, there was no commercial paper outstanding. The Company also has available approximately $120 million in uncommitted, short-term bank credit facilities. At December 31, 1995, there were no amounts outstanding under the revolving credit agreement and $10 million under the short-term bank facilities.

   The Company has an effective shelf registration statement relating to up to $750 million aggregate principal amount of debt securities. The Company established a $500 million medium-term note program under the shelf registration and, as of December 31, 1995, has issued and sold $135 million in aggregate principal amount of securities under the program.

   The following table sets forth the average debt of the Company by borrowing classification:

   (Dollars in millions)
                          Average            Average            Average
    Years ended         Short-Term          Long-Term            Total
    December 31,           Debt               Debt                Debt
        1995             $  71.4           $ 1,183.6          $ 1,255.0
        1994                108.0            1,167.3            1,275.3
        1993                113.0            1,153.7            1,266.7
        1992                118.2            1,513.1            1,631.3
        1991                341.1            1,750.4            2,091.5

   The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                       Weighted           Weighted           Weighted
    Years ended         Average            Average            Average
   December 31,       Short-Term          Long-Term         Total Debt
                     Interest Rate      Interest Rate      Interest Rate
       1995              6.34%          8.19%                 8.12%
       1994              5.27           8.76                  8.50
       1993              5.97           9.53                  9.19
       1992             12.38           8.75                  9.00
       1991             10.28           9.73                  9.82

   The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt. All three credit rating agencies, recognizing the Company's improved financial performance, have upgraded the Company's credit ratings:

   - In March 1996, Standard & Poor's ("S&P") upgraded the Company's senior debt to A- and upgraded the Company's subordinated debt to BBB+ and S&P also affirmed its A-2 rating of the Company s commercial paper.
   - In March 1996, Duff & Phelps Credit Rating Co. raised the rating of the Company's senior debt to A-, subordinated debt to BBB+, and commercial paper to D1-.

   - In October 1995, Moody's Investors Service Inc. upgraded its rating of the Company's senior debt to Baa2, subordinated debt to Baa3, and short-term debt rating for commercial paper to Prime-2.

   Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.


   Competition and Economic Factors

   The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial equipment leasing and commercial aircraft financing segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and to the ability of the Company to utilize tax benefits attendant to leasing. See "Borrowing Operations" and "Relationship With McDonnell Douglas." Competitive factors also include, among other things, the Company s ability to be relatively flexible in its financing arrangements with new and existing customers.

   The Company has in the past obtained a significant portion of its leasing business and notes receivable in connection with the lease or sale of McDonnell Douglas aircraft. The Company's relationship with McDonnell

   Douglas has in many cases presented opportunities for such business and has caused McDonnell Douglas to offer to the Company substantially all of the notes receivable taken by McDonnell Douglas upon the sale of its aircraft. See "Relationship With McDonnell Douglas." In past years many customers have obtained their financing for McDonnell Douglas aircraft through sources other than the Company or McDonnell Douglas, reflecting a broader range of competitive financing alternatives available to McDonnell Douglas customers. The consolidation in the United States airline industry as a result of bankruptcies and mergers has resulted in an increase in the concentration of the Company's McDonnell Douglas aircraft financings in a smaller number of larger airlines at the same time that the Company's decision to exit its non-core businesses has resulted in a greater concentration of the Company's portfolio in commercial aircraft financing. With a larger portion of the portfolio concentrated in McDonnell Douglas aircraft financings, the risk to the Company resulting from the declining creditworthiness of many airlines has increased. See "Commercial Aircraft Financing Segment" and "Allowance for Losses on Financing Receivables and Credit Loss Experience."

   Aircraft owned or financed by the Company may become significantly less valuable because of the introduction of new aircraft models, which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation for noise abatement which will over time prohibit the use of older, noisier (Stage
   2) aircraft in the United States by year end 2000, or an oversupply of aircraft for sale. In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value, which would result in recognition of a loss to the Company. At December 31, 1995, the Company's carrying amount of Stage 2 aircraft totaled $72.9 million (5.1% of the Company's total aircraft portfolio, including any aircraft held for sale or re-lease), however, all of the Company's Stage 2 aircraft will have book values approximating the aircraft s scrap value by the year 2000.

   Although the Company is particularly subject to risks attendant to the airline and aircraft manufacturing industries, the ability of the Company to generate new business also is dependent upon, among other factors, the capital equipment requirements of U.S. businesses and the availability of capital.


   Relationship With McDonnell Douglas

   McDonnell Douglas is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 1995, McDonnell Douglas recorded revenues of $14.3 billion and net earnings of $707 million, excluding the effect of the accounting charge of $1.1 billion related to the MD-11 trijet. At December 31, 1995, McDonnell Douglas had assets of $10.5 billion and shareholders equity of $3.0 billion.

   The financial well-being of McDonnell Douglas is vital to the Company's ability to enter into significant amounts of new business in the future. Two of the principal industry segments in which McDonnell Douglas operates, military aircraft and commercial aircraft, are especially competitive and have a limited number of customers. As the Company focuses on its core businesses, and primarily aircraft financing, its future business prospects become more closely tied to the success of McDonnell Douglas, and especially the ability of McDonnell Douglas's commercial aircraft business to generate additional sales. The commercial aircraft business is market sensitive, which causes disruptions in production and procurement and attendant costs, and requires large investments to develop new derivatives of existing aircraft or new aircraft. McDonnell Douglas s market share of firm order backlog for new commercial aircraft has declined significantly in the past several years.

   At December 31, 1995, approximately 20.3% of the Company's total aircraft portfolio are supported by guaranties from McDonnell Douglas. In the event a substantial portion of the guaranties become payable and in the unlikely event that McDonnell Douglas is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the Company's earnings, cash flow or financial position. In addition, McDonnell Douglas participates as an intermediary in financings to a small number of the Company's commercial aircraft customers and largely as a result thereof, at December 31, 1995, McDonnell Douglas is the fifth largest commercial aircraft financing customer of the Company.

   For a further description of these and other significant factors which may affect McDonnell Douglas s financial condition, see McDonnell Douglas s Form 10-K for the year ended December 31, 1995 (Securities and Exchange Commission file number 1-3685).

   -  Operating Agreement

     The relationship between the Company and McDonnell Douglas is governed by an operating agreement (the "Operating Agreement"), which formalizes certain aspects of the relationship between the companies, principally those relating to the purchase and sale of McDonnell Douglas aircraft receivables, the leasing of McDonnell Douglas aircraft, the resale of McDonnell Douglas aircraft returned to, or repossessed by, the Company under leases or secured notes, and the allocation of federal income taxes between the companies.

     Under the Operating Agreement, McDonnell Douglas is required to offer to the Company all promissory notes, conditional sales contracts and certain other receivables obtained by McDonnell Douglas in connection with the sale of its commercial transport aircraft, except for any receivable that McDonnell Douglas acquires in a transaction which, in its opinion, involves unusual or exceptional circumstances or which it acquires with the expressed intention of selling to a purchaser other than the Company.

     The Company is obligated under the Operating Agreement to purchase all aircraft receivables offered by McDonnell Douglas, unless (a) it is unable or deems it inappropriate to obtain or allocate funds for the acquisition, (b) the receivables do not meet the Company's customary standards as to terms and conditions or creditworthiness, or (c) the amount of the receivable offered, when added to the amount of receivables of the same obligor then held by the Company, would exceed the amount that the Company deems prudent to hold.

     The prices to be paid for notes receivable purchased from McDonnell Douglas are intended to produce reasonable returns to the Company, taking into account the rates of return realized by independent finance companies, the Company's assessment of the credit risk and the Company's projected borrowing costs and expenses. In cases where credit risks associated with a note receivable are not acceptable to the Company, the Company may refuse to accept the note receivable or may condition its acceptance upon receipt of a guaranty from McDonnell Douglas with a negotiated fee to be paid by the Company for the guaranty. See "Commercial Aircraft Financing Segment - Aircraft Financing Guaranties."

     With respect to aircraft leasing activities, unlike the purchase of other aircraft receivables which are acquired by McDonnell Douglas and sold to the Company, the Company may make lease proposals directly to the prospective customers. If a lease proposal is accepted, the Company enters into a lease with the customer and purchases the aircraft from McDonnell Douglas on the terms negotiated between McDonnell Douglas and the customer. Under the Operating Agreement the Company may make a lease proposal to any customer desiring to lease an aircraft for two years or more, but the Company may decline to make a proposal or may condition its proposal upon a full or partial guaranty from McDonnell Douglas, with a negotiated fee, if any, to be paid by the Company for the guaranty.

     The Company has the option under the Operating Agreement to tender to McDonnell Douglas any McDonnell Douglas aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include McDonnell Douglas aircraft leased under a partnership arrangement in which the Company is one of the partners, or McDonnell Douglas aircraft subject to third party liens or other security interests, unless the Company and McDonnell Douglas determine that purchase by McDonnell Douglas is desirable. At December 31, 1995, the carrying amount of McDonnell Douglas aircraft potentially excluded by this provision amounted to approximately $65.2 million.

   -  Federal Income Taxes

     The Company and McDonnell Douglas presently file consolidated federal income tax returns, with the consolidated tax payments, if any, being made by McDonnell Douglas. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by McDonnell Douglas to the Company or by the Company to McDonnell Douglas, as appropriate, equal to the difference between the consolidated tax liability and McDonnell
     Douglas s tax liability computed without consolidation with the Company. If, subsequent to any such payments by McDonnell Douglas, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to McDonnell Douglas any portion of such payments.

     The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of McDonnell Douglas allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the current arrangement, McDonnell Douglas presently charges or credits the Company for the corresponding increase or decrease in McDonnell Douglas's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of McDonnell Douglas. Intercompany payments are made when such taxes are due or tax benefits are realized by McDonnell Douglas based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts in excess of such forecast due in the year realized by McDonnell Douglas.

     The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. In some cases, the yields on receivables, without regard to tax benefits, may be less than the Company's related financing costs. To the extent that McDonnell Douglas would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them profitable without regard to McDonnell Douglas s utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. No assurances can be given that the Company would be successful in restructuring its financing activities. See "Competition and Economic Factors."

   -  Intercompany Services

     McDonnell Douglas provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays McDonnell Douglas the actual cost. See Note 8 of Notes to Consolidated Financial Statements.

   -  Intercompany Credit Arrangements

      The Company and McDonnell Douglas maintain separate borrowing facilities and there are no arrangements for joint use of credit lines by the companies. Bank credit and other borrowing facilities are negotiated by the Company on its own behalf. There are no provisions in the Company's debt instruments that provide that a default by McDonnell Douglas on McDonnell Douglas debt constitutes a default on Company debt. There are no guaranties, direct or indirect, by McDonnell Douglas of the payment of any debt of the Company.

     The Company has an arrangement with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for 30-day periods at a market rate of interest.

     Under this arrangement, there were no outstanding balances at December 31, 1995 and 1994. During 1995, the Company did not borrow under this agreement and the highest level loaned to McDonnell Douglas was $50.0 million.

     Under a similar arrangement, the Company may borrow from MDFS and MDFS may borrow from the Company, funds for 30-day periods at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $3.7 million and $0.8 million were outstanding at December 31, 1995 and 1994. During 1995, the Company's highest level of borrowings from MDFS and highest level of loans to MDFS were $67.8 million and $22.0 million, respectively.

     Under another arrangement, McDonnell Douglas Realty Company, a wholly-owned subsidiary of McDonnell Douglas, owed the Company $14.6 million and $23.4 million at December 31, 1995 and 1994.


   Item 2.  Properties

   The Company leases all of its office space and other facilities. The Company's principal office is subleased from McDonnell Douglas, at fair market value. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


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



                                    Part II


   Item 5.  Market  for Registrant s  Common Equity  and Related  Stockholder
   Matters.

   All of the Company's preferred and common stock is owned by MDFS. In 1995 and 1994, the Company declared dividends of $27.5 million and $27.0 million to MDFS on its common stock. The Company paid $3.5 million in dividends on its preferred stock in 1995 and 1994. Preferred stock dividends of $0.6 million payable to MDFS were accrued at December 31, 1995.

   The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $60.1 million of the Company's income retained for growth was available for dividends at December 31, 1995.


   Item 6.  Selected Financial Data

   The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1995 and for the year then ended and with "Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

                                           Years Ended December 31,
   (Dollars in millions)            1995     1994    1993     1992     1991

   Financing volume             $590.8   $ 202.0   $453.0    $206.5   $231.3


   Operating income:
     Finance lease income       $104.3   $ 100.7   $ 90.1    $113.0   $179.3
     Interest on notes
       receivable                 27.2      29.4     38.9      47.9     61.5
     Operating lease income,
       net                        41.1      38.5     35.9      33.3     34.1
     Net gain on disposal or
       re-lease of assets          8.7      11.1     23.7      37.1     45.8
     Postretirement  benefit
       curtailment                  -         -        -        2.8       -
     Other                        10.2       7.9      9.9      20.6     21.6
                                 191.5     187.6    198.5     254.7    342.3
   Expenses:
     Interest expense           101.9     108.3    116.4     145.9    198.5
     Provision for losses        12.2       9.9      8.6      19.1     47.2
     Operating expenses          11.3      15.2     20.3      27.4     35.6
     Other                        4.9      12.3     12.4      14.3      3.8
                                130.3     145.7    157.7     206.7    285.1
   Income from continuing
     operations before
     income taxes and
      cumulative effect
     of accounting change        61.2      41.9     40.8      48.0     57.2
   Provision for taxes  on
     income                      21.9      13.6     24.0      15.9     19.1
   Income from continuing
     operations before
     cumulative effect  of
     accounting change           39.3      28.3     16.8      32.1     38.1

   Discontinued  operations,
   net                           -         -        -       (2.5)     (1.4)
   Cumulative effect of
   accounting change             -         -        -       (1.9)      -
   Net income                 $ 39.3   $  28.3   $ 16.8    $ 27.7   $ 36.7

   Dividends declared         $ 31.0   $  30.5   $  3.6    $105.8   $ 59.0

   Ratio of income to  fixed    1.58       1.37     1.34      1.32     1.28
   charges(1)

   Balance sheet data:
     Total assets           $2,049.6  $1,929.6 $2,055.5  $1,999.0 $2,582.3
     Total debt              1,339.7   1,215.1  1,361.2   1,330.4  1,730.7
     Shareholder's equity      280.2     271.9    269.4     256.4    340.5

   Dividends accrued on
     preferred stock at     $    0.6  $    0.6  $   0.6   $   0.5  $   0.5
     year end
   _______________
   (1) For the purpose of computing the ratio of income to fixed charges, income consists of income from continuing operations before income taxes, cumulative effect of accounting change and fixed charges; and fixed charges consist of interest expense and preferred stock dividends.

   Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations

   The following should be read in conjunction with the consolidated financial statements included in Item 8.

   Capital Resources and Liquidity

   The Company has significant liquidity requirements. The Company has traditionally attempted to match-fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has a $220 million revolving credit agreement which is reduced by borrowings of up to $16 million made by MDFS. The Company's commercial paper program is fully supported by this credit agreement. The Company also has been accessing the public debt market since mid-1993 and anticipates using proceeds from the issuance of additional public debt to fund future growth. In 1995, the Company issued $135.0 million of public senior and subordinated unsecured notes. See "Item 1. Business - Borrowing Operations."


   1995 vs. 1994

   Portfolio income (lease and interest income) increased $4.0 million (2.4%), primarily attributable to increased financing volume.

   Net gain on disposal or re-lease of assets decreased $2.4 million (21.6%) during 1995 compared to 1994, primarily attributable to a $1.3 million gain in 1994 from a sale of an executive jet within the CEL portfolio and $1.2 million of losses in 1995 due to a prepayment of a commercial aircraft financing note.

   Other income increased $2.3 million (29.1%) during 1995 compared to 1994, primarily attributable to a $1.0 million gain recognized in 1995 related to a debt maturity, and $0.6 million recognized in 1995 related to certain arrangements in connection with the Company's deferred agreement with TWA.

   Interest expense decreased $6.4 million (5.9%) during 1995 compared to 1994, primarily attributable to the Company's refinancing of a portion of its high coupon debt with lower coupon debt.

   Provision for losses increased $2.3 million (23.2%) during 1995 compared to 1994, primarily attributable to the overall increase in the Company's portfolio balances. The allowance for losses on financing receivables as a percent of the portfolio at December 31, 1995 and December 31, 1994 was

   2.1% and 2.2%, respectively.

   Operating expenses decreased $3.9 million (25.7%) during 1995 compared to 1994, attributable primarily to the closing of certain of the Company's former non-core businesses.

   Other expenses decreased $7.4 million (60.2%) during 1995 compared to 1994, attributable primarily to a decrease of $3.2 million related to real estate owned expenses and the 1994 realization of the Company's $3.5 million foreign translation loss.

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

   The provision for losses increased $1.3 million (15.1%) during 1994 compared to 1993, attributable primarily to concerns with certain credits within the aircraft portfolio.

   Operating expenses decreased $5.1 million (25.1%) during 1994 compared to 1993, attributable primarily to the closings of certain business units within the non-core businesses segment portfolio.


   Item 8.  Financial Statements and Supplementary Data

   The following pages include the consolidated financial statements of the Company as described in Item 14 (a) 1 and (a) 2 of Part IV herein.

   Report of Independent Auditors


   Shareholder and Board of Directors
   McDonnell Douglas Finance Corporation

   We have audited the accompanying consolidated balance sheet of McDonnell Douglas Finance Corporation (a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonnell Douglas Finance Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income and income retained for growth, and cash flows for the years ended December 31, 1992 and 1991 (none of which are presented separately herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1995, appearing on pages ? - ? is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.


   /s/ ERNST & YOUNG LLP

   Orange County, California

   January 17, 1996

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Balance Sheet


                                                        December 31,

   (Dollars in millions, except stated value       1995              1994
   and par value)

   ASSETS
     Financing receivables:
       Investment in finance leases            $ 1,249.7          $1,090.3
       Notes receivable                            263.5            351.7
                                                 1,513.2          1,442.0
       Allowance for losses on financing           (42.3)           (40.7)
         receivables
       Financing receivables, net                1,470.9          1,401.3
     Cash and cash equivalents                      12.6             13.1
     Equipment under operating leases, net         475.5            374.3
     Equipment held for sale or re-lease            28.6             12.1
     Accounts with McDonnell Douglas and MDFS       18.5             44.9
     Other assets                                   43.5             83.9
                                               $ 2,049.6          $1,929.6


   LIABILITIES AND SHAREHOLDER S EQUITY
     Short-term notes payable                  $    13.7          $ 103.8
     Accounts payable and accrued expenses          41.8             44.0
     Other liabilities                              82.5             92.5
     Deferred income taxes                         305.4            306.1
     Long-term debt:
       Senior                                    1,206.3          1,023.8
       Subordinated                                119.7             87.5
                                                 1,769.4          1,657.7

     Commitments and contingencies   Note 7

     Shareholder's equity:
       Preferred stock no par value;
         authorized 100,000 shares:
        Series A; $5,000 stated value;
          authorized, issued and outstanding        50.0            50.0
          10,000 shares
       Common stock $100 par value; authorized
         100,000 shares; issued and                  5.0             5.0
         outstanding 50,000 shares
       Capital in excess of par value               89.5            89.5
       Income retained for growth                  135.7           127.4
                                                   280.2           271.9
                                               $ 2,049.6       $ 1,929.6

   See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Statement of Income and Income Retained for Growth



                                                 Years Ended December 31,
      (Dollars in millions)                       1995      1994     1993

      OPERATING INCOME
         Finance lease income                 $    104.3 $ 100.7     $90.1
         Interest income on notes receivable        27.2    29.4      38.9
         Operating lease income, net of
           depreciation expense of $48.2,
           $39.9 and $39.0 in 1995, 1994            41.1    38.5      35.9
           and 1993, respectively
         Net gain on disposal or re-lease of         8.7    11.1      23.7
           assets
         Other                                      10.2     7.9       9.9
                                                   191.5   187.6     198.5

      EXPENSES
         Interest expense                          101.9   108.3     116.4
         Provision for losses                       12.2     9.9       8.6
         Operating expenses                         11.3    15.2      20.3
         Other                                       4.9    12.3      12.4

                                                   130.3   145.7     157.7
      Income before taxes on income                 61.2    41.9      40.8
      Provision for income taxes                    21.9    13.6      24.0
      Net income                                    39.3    28.3      16.8
      Income retained for growth at beginning      127.4   129.6     116.4
        of year
      Dividends                                    (31.0)  (30.5)    (3.6)
      Income retained for growth at end of       $ 135.7 $ 127.4    $129.6
        year

   See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Consolidated Statement of Cash Flows


                                                  Years Ended December 31,
   (Dollars in millions)                         1995      1994        1993

   OPERATING ACTIVITIES
     Net income				                            $  39.3	  $ 28.3      $  16.8
     Adjustments to reconcile net income
	     to net cash provided by (used in)
	     operating activities:
       Depreciation expense - equipment under
	         operating leases	                  		   48.2	    39.9	        39.0
	  Net gain on disposal or re-lease of assets     (8.7)   (11.1)      	(23.7)
	  Provision for losses			                        12.2      9.9	         8.6
	  Change in assets and liabilities:
	    Accounts with McDonnell Douglas and MDFS 	   26.4     25.5       	(29.5)
	  Other assets				                               40.4	     5.8	        51.2
	  Accounts payable and accrued
	    liabilities				                               8.8	   (18.5)	       10.3
	  Other liabilities			                          (10.0)    18.0       	  0.6
	  Deferred income taxes			                       (0.7)     7.2          1.8
	Other, net				                                    0.4	     9.2       	  3.3
                                         						  156.3	   114.2	        78.4

  INVESTING ACTIVITIES
	Net change in short-term notes and
  leases receivable                           	   60.6	   (58.6)        88.5
	Purchase of equipment for operating
	  leases			                                  	 (155.7)   (40.0)	      (57.4)
	Proceeds from disposition of
   equipment, notes and leases
	  receivable				                                109.6    109.0        139.5
	Collection of notes and leases
   receivable  		                                181.6    170.5        164.1
	Acquisition of notes and leases
	  receivable				                               (435.6)  (179.0)      (385.7)
						                                          (239.5)     1.9        (51.0)

  FINANCING ACTIVITIES
	Net change in short-term borrowings	            (90.1)   (98.8)        69.1
	Debt having maturities more than 90 days:
	  Proceeds			 	                                 572.8     229.9	      183.0
	  Repayments				                               (358.0)   (280.1)	    (222.0)
	Payment of cash dividends		                     (42.0)    (19.5)	      (3.6)
						                                            82.7    (168.5)	      26.5
  Increase (decrease) in cash and cash
    equivalents					                              (0.5)    (52.4)	      53.9
  Cash and cash equivalents at beginning
    of year					                                  13.1      65.5        11.6
  Cash and cash equivalents at end of year   	$   12.6   $  13.1	    $  65.5



  See notes to consolidated financial statements.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Notes to Consolidated Financial Statements
   December 31, 1995


   Note 1   Organization and Summary of Significant Accounting Policies

   Organization   McDonnell Douglas Finance Corporation (the "Company") is a
   wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing. The commercial aircraft financing segment provides customer financing services to McDonnell Douglas components, primarily Douglas Aircraft Company, and also provides financing for the acquisition of non-McDonnell Douglas aircraft. The commercial equipment leasing segment is principally involved in large financing and leasing transactions for a diversified range of equipment.

   Consolidation   The consolidated financial statements include the
   accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

   Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating income and expenses during the reporting period. Actual results could differ from those estimates.

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

   Cash Equivalents   The Company considers all cash investments with
   original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1995 and 1994 were $10.0 million and $11.7 million. At December 31, 1995 and 1994, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $37.2 million and $37.0 million for specific lease rents and contractual purchase options related to certain aircraft leased by the

   Company under capital lease obligations, and security against recourse provisions related to certain note and lease receivable sales.

   Allowance for Losses on Financing Receivables   The allowance for losses
   on financing receivables includes consideration of such factors as the risk rating of individual credits, economic and political conditions, guaranties, prior loss experience and results of periodic credit reviews.

   Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease at its estimated fair value. Subsequent to such transfer, these assets are carried at the lower of the former loan amount or estimated net realizable value.

   Payments from a few of the Company's commercial aircraft customers are delinquent and, as a result, the Company may be required to repossess aircraft from such customers. Losses from repossession of aircraft from these delinquent customers in the currently depressed aircraft market could have an adverse affect on future earnings. However, based on its current assessment of probable credit losses, management believes its loss reserves are adequate and does not believe that these matters would have a material adverse affect on the Company's earnings, cash flow or financial position.

   Equipment Under Operating Leases   Rental equipment subject to operating
   leases is recorded at cost and depreciated over its useful life or lease term to an estimated salvage value, primarily on a straight-line basis.

   Income Taxes   The operations of the Company and its subsidiaries are
   included in the consolidated federal income tax return of McDonnell Douglas. McDonnell Douglas presently charges or credits the Company for the corresponding increase or decrease in McDonnell Douglas s taxes resulting from such inclusion. Intercompany payments are made when such taxes are due or tax benefits are realized by MDC based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts in excess of such forecast due in the year realized by McDonnell Douglas.

   Investment tax credits (which were repealed by the Tax Reform Act of 1986) related to property subject to financing transactions are deferred and amortized over the terms of the financing transactions.

   Taxes on income is computed at current tax rates and adjusted for items that do not have tax consequences. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the carrying amounts recognized for tax purposes.

   Future Accounting and Reporting Requirements   Statement of Financial
   Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. SFAS No. 121, which is effective beginning in 1996, addressed accounting for the impairment of long-lived assets to be disposed of or that will be held and used in operations. The impact of the Company's adoption of this standard is not expected to be material.

   Note 2   Investment in Finance Leases

   The following lists the components of the investment in finance leases at December 31:

   (Dollars in millions)                                1995       1994
   Minimum lease payments receivable                 $1,687.0  1,466.9$
   Estimated residual value of leased assets            309.4    261.1
   Unearned income                                     (749.6)  (640.9)
   Deferred initial direct costs                          2.9      3.2
                                                     $1,249.7  1,090.3$


   The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:

   (Dollars in millions)                              1995      1994
   Minimum lease payments receivable                $417.4   $  74.3
   Estimated residual value of leased assets          54.6      15.0
   Unearned income                                  (217.8)    (36.6)
   Deferred initial direct costs                       0.6       0.2
                                                    $254.8   $  52.9

   At December 31, 1995, finance lease receivables of $71.4 million serve as collateral to senior long-term debt.

   At December 31, 1995, finance lease receivables are due in installments as follows: 1996, $206.4 million; 1997, $181.9 million; 1998, $171.2 million; 1999, $189.9 million; 2000, $142.4 million; 2001 and thereafter, $795.2 million.

   Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1995 and 1994, the carrying amount of this aircraft was $30.1 million and $31.6 million.


   Note 3   Notes Receivable

   The following lists the components of notes receivable at December 31:

   (Dollars in millions)                              1995      1994
   Principal                                         $261.7   $ 349.2
   Accrued interest                                    2.1        2.3
   Unamortized discount                               (0.9)      (0.6)
   Deferred initial direct costs                       0.6        0.8
                                                     $263.5   $ 351.7

   At December 31, 1995, notes receivables are due in installments as follows: 1996, $97.8 million; 1997, $39.4 million; 1998, $19.1 million;
   1999, $19.1 million; 2000, $19.2 million; 2001 and thereafter, $67.1 million.

   During November 1995, the Company agreed to provide an aircraft financing customer with a credit facility of $100.0 million for the purpose of purchasing used McDonnell Douglas aircraft. This facility expires upon delivery of the first scheduled new McDonnell Douglas aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). At December 31, 1995, receivables outstanding pursuant to this agreement totaled $8.7 million.


   Note 4   Equipment Under Operating Leases

   Equipment under operating leases consists of the following at December
   31:

   (Dollars in millions)                              1995     1994
   Commercial aircraft                              $364.1    $275.3
   Executive aircraft                                99.5      67.9
   Highway vehicles                                  70.9      73.0
   Printing equipment                                34.1      28.6
   Machine tools and production equipment            30.2      25.9
   Medical equipment                                  8.5      14.0
   Computers and related equipment                    2.6       6.2
   Other                                              7.1       3.8
                                                    617.0     494.7
   Accumulated depreciation                        (132.7)   (114.7)
   Rentals receivable                                 7.3       6.1
   Deferred lease income                            (17.3)    (13.0)
   Deferred initial direct costs                      1.2       1.2
                                                   $475.5    $374.3


   At December 31, 1995, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 1996, $93.7 million; 1997, $74.4 million; 1998, $66.0 million; 1999, $53.0 million; 2000, $31.9 million; 2001 and thereafter, $70.8 million.

   At December 31, 1995, equipment under operating leases of $26.7 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $13.4 million at December 31, 1995, relate to commercial aircraft leased by the Company under capital lease obligations.

   Under an operating lease agreement, the Company leases four MD-82 aircraft to McDonnell Douglas. The leases require quarterly rent payments of $2.1 million through May 31, 2002. At December 31, 1995 and 1994, the carrying amount of these aircraft was $54.0 million and $57.2 million.

   During January 1995, under a separate operating lease agreement, the Company leased a corporate aircraft to McDonnell Douglas. The lease requires monthly rent payments of $0.2 million through January 27, 2002. At December 31, 1995, the carrying amount of this aircraft was $16.2 million.


   Note 5   Income Taxes

   The components of the provision (benefit) for taxes on income for the year ended December 31 are as follows:

   (Dollars in millions)                     1995     1994      1993
   Current:
        Federal                            $19.4    $ 3.8     $ 19.8
        State                                3.2       2.6       2.4
                                            22.6      6.4       22.2
   Deferred:
        Federal                             (0.7)     7.2       1.0
        Foreign                               -        -        0.8
                                            (0.7)     7.2       1.8

                                           $21.9   $ 13.6    $ 24.0

   Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consist of the following at December 31:

   (Dollars in millions)                               1995      1994
   Deferred tax assets:
     Allowance for losses                            $14.8     $ 14.2
     Deferred installment sales                        -          3.5
     Other                                             5.2       16.6
                                                      20.0       34.3
   Deferred tax liabilities:
     Leased assets                                   (322.8)   (316.9)
     Other                                             (2.6)    (23.5)
                                                     (325.4)    (340.4)
   Net deferred tax liability                       $(305.4)  $ (306.1)

   Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the year ended December 31:

   (Dollars in millions)                    1995     1994     1993
   Tax computed at federal statutory      $21.4    $ 14.7    $14.3
   rate
   State income taxes, net of federal       2.1       1.7      1.5
   tax benefit
   Foreign sales corporation benefit       (2.1)      -        -
   Effect of foreign tax rates              -         1.6      0.9
   U.S. tax effect from the sale of MD      -        (3.2)     -
   Bank
   Effect of investment tax credits        (0.3)     (0.3)    (0.6)
   Effect of tax rate change                -         -        8.4
   Other                                    0.8      (0.9)    (0.5)
                                          $21.9    $ 13.6    $24.0


   During December 1994, the Company disposed of its investment in McDonnell Douglas Bank Limited, a former United Kingdom company and an indirect wholly-owned subsidiary of the Company, for $23.8 million and recognized a loss on disposition totaling $3.2 million. The cumulative foreign currency translation adjustment was recognized and charged to other expenses. In addition, tax benefits totaling $3.2 million were recognized as a result of this sale.

   During the third quarter of 1993, the Company's effective tax rate was affected by an additional tax provision of $8.4 million associated with the tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.

   MDFS is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1990 through 1992. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

   Income tax refunds received by the Company from McDonnell Douglas totaled $2.9 million in 1995. Income taxes paid by the Company to McDonnell Douglas totaled $15.2 million in 1994 and $54.0 million in 1993.

   Note 6   Indebtedness

   Short-term notes payable consist of the following at December 31:

                                                        Weighted
                                                         Average
                                 Balance at End of    Interest Rate
                                        Year            at End of
                                                          Year
   (Dollars in millions)           1995     1994       1995   1994
   Commercial paper               $ -      $103.0      -  %  6.55 %
   Uncommitted credit facilities   10.0      -       6.05    -
   MDFS                             3.7      0.8     6.38    6.64
                                  $13.7    $103.8


   At December 31, 1995, MDFS and the Company had a joint revolving credit agreement under which the Company may borrow a maximum of $220.0 million, reduced by MDFS borrowings under this same agreement. By the terms of this agreement, which expires in August 1999, MDFS can borrow no more than $16.0 million. The interest rate, at the option of MDFS or the Company, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1995 and 1994. Commercial paper, when outstanding, is fully supported by unused commitments under this agreement.

   The Company has available approximately $120.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At
   December 31, 1995, borrowings on these credit facilities totaled $10.0 million.

   The Company has an effective shelf registration statement relating to up to $750.0 million aggregate principal amount of debt securities. The Company established a $500.0 million medium-term note program under a shelf registration and, as of December 31, 1995, has issued and sold $135.0 million in aggregate principal amount of securities under the program.

   Senior long-term debt consists of the following at December 31:

   (Dollars in millions)                                      1995       1994
   8.46% Note due 1995                                      $  -      $    8.0
   10.52% Note due 1995                                        -          58.8
   7.0% Notes due through 1996                                 0.3         1.2
   7.0% Notes due through 1998, net of discount based on
     imputed interest rate of 10.88%                           1.8         2.6
   3.9% Notes due through 1999, net of discount based on
     imputed interest rates of 9.15% - 10.6%                   6.3         7.9
   5.75% - 6.875% Notes due through 2000, net of discount
     based on imputed interest rates of 9.75% - 11.4%          8.4        10.2
   6.263% - 17.5% Notes due through 2001                      84.8        80.3
   5.0% - 8.375% Retail medium term notes due through 2011    84.5        88.9
   5.48% - 13.55% Medium term notes due through 2005         773.8       684.1
   Capital lease obligations due through 2003                246.4        81.8
                                                           1,206.3$   $1,023.8


   Subordinated long-term debt consists of the following at December 31:

   (Dollars in millions)                               1995       1994
   9.26% Note due 1996                               $  5.0    $   5.0
   10.25% Notes due through 1997                        -         15.0
   12.35% Note due 1996                                10.0       20.0
   5.97% - 9.85% Medium term notes due through 1999   104.7       47.5
                                                     $119.7    $  87.5

   The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. At
   December 31, 1995, the Company had interest rate swap agreements outstanding as follows:

   (Dollars in millions)
                         Contract   Notional
                         Maturity  Principal  Receive Rate     Pay Rate
    Capital lease         2007   $168.4      Floating(1)   6.65% - 6.885%
      obligations
    Medium term notes     1997   $20.0       Floating(1)        6.65%
    Medium term notes     2000   $20.0     8.59% - 8.61%    Floating(1)
   _____________
     (1) Floating rates are based on LIBOR or Federal Funds.

   As of December 31, 1995, $87.0 million of senior long-term debt was collateralized by equipment. This debt is composed of the 7.0% Notes due through 1996, 7.0% Notes due through 1998, and the 6.263% - 17.5% Notes due through 2001.

   Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:

                                                   Long-Term  Capital
   (Dollars in millions)                             Debt      Leases
   1996                                            $172.7     $ 33.4
   1997                                             160.0       37.3
   1998                                             176.3       37.3
   1999                                             145.3       34.5
   2000                                             138.6       53.0
   2001 and thereafter                              291.8      181.5
                                                  1,084.7      377.0
   Deferred debt expenses                            (5.1)      (0.6)
   Imputed interest                                   -       (130.0)
                                                  1,079.6$    $246.4


   The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $60.1 million of the Company's income retained for growth was available for dividends at December 31, 1995.

   Interest payments totaled $99.2 million in 1995, $110.8 million in 1994 and $116.3 million in 1993.


   Note 7   Commitments and Contingencies

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

   A certain commercial aircraft customer of the Company, located in Venezuela, has filed for bankruptcy protection in a Venezuelan bankruptcy court. Such customer is in default under a loan secured by an MD-83 aircraft. The amount due to the Company under the loan is approximately $13.6 million, which approximately equals the estimated value of the aircraft securing the loan, net of maintenance reserves held by the Company of $2.4 million. The aircraft is currently in possession of the Venezuelan bankruptcy trustee and the Company has retained outside counsel in Venezuela in connection with a foreclosure and repossession of the aircraft or a potential settlement. Although Venezuelan bankruptcy law provides for compensation to privileged creditors, to date, the Company has been unsuccessful in its attempts to repossess the aircraft. The Company does not expect any impact to have a material adverse effect on earnings, cash flows or financial position.

   Trans World Airlines, Inc. ("TWA"), the Company's largest customer, completed a restructuring of its indebtedness and leasehold obligations to its creditors via a prepackaged reorganization plan confirmed by the U.S. Bankruptcy Court in August 1995. As part of the reorganization plan, McDonnell Douglas and the Company agreed to defer six months of lease and other payments. The plan calls for TWA to pay deferred amounts over a 28-month period which commenced in April 1995. The reorganization plan is not expected to have a significant adverse effect on the Company's earnings, cash flow or financial position.

   At December 31, 1995 and 1994, the Company had commitments to provide leasing and other financing totaling $116.6 million and $94.4 million.

   In conjunction with prior asset dispositions, at December 31, 1995, the Company is subject to a maximum recourse of $37.8 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

   The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1995, the Company had guaranteed the repayment of $7.9 million in capital lease obligations associated with a 50% partner.

   The Company's principal office is leased from McDonnell Douglas under an operating lease agreement, expiring in 1999. Rent expense in 1995, 1994 and 1993 totaled $0.9 million, $1.1 million, and $1.3 million. At December 31, 1995, the minimum future rental commitments under noncancelable leases payable over the remaining lives of the leases aggregate $3.4 million.


   Note 8   Transactions with McDonnell Douglas and MDFS

   Accounts with McDonnell Douglas and MDFS consist of the following at December 31:

   (Dollars in millions)                            1995      1994
   Notes receivable                              $ 14.6    $   23.4
   Federal income tax receivable                    0.7        35.7
   State income tax receivable (payable)           (0.7)        1.3
   Other payables                                   3.9       (15.5)
                                                 $ 18.5    $   44.9


   The Company has arrangements with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for 30-day periods at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1995 and 1994.

   Under a similar arrangement, the Company may borrow from MDFS and MDFS and its subsidiaries may borrow from the Company, funds for 30-day periods at the Company's cost of funds for short-term borrowings. Under these arrangements, borrowings of $3.7 million and $0.8 million were outstanding at December 31, 1995 and 1994.

   On September 28, 1993, the Company sold, at estimated fair value, real estate owned properties to McDonnell Douglas Realty Company, a wholly-owned subsidiary of McDonnell Douglas, and financed the sale by taking a $28.9 million note. The Company recorded a pretax loss of $5.7 million on the transfer, which is included in other expenses in the consolidated statement of income. The note is payable on demand and accrues interest at a rate equal to a market rate of interest. At December 31, 1995 and 1994, $14.6 million and $23.4 million was outstanding under this note.

   During 1995, 1994 and 1993, the Company purchased aircraft and aircraft related notes from McDonnell Douglas in the amount of $276.8 million, $227.1 million and $400.2 million, respectively. During 1995, 1994 and 1993, the Company recorded operating income from McDonnell Douglas relating to financings aggregating $16.2 million, $14.8 million and $13.1 million, respectively.

   At December 31, 1995 and 1994, $285.2 million and $281.8 million of the commercial aircraft financing portfolio was guaranteed by McDonnell Douglas. This represents 20.3% and 21.1% of the Company's total commercial aircraft financing portfolio at December 31, 1995 and 1994. Fees related to these guaranties that were paid to McDonnell Douglas totaled $1.9 million, $0.9 million, and $0.4 million in 1995, 1994 and 1993, respectively. During 1995, 1994 and 1993, the Company collected $0.5 million, $1.7 million and $0.2 million, respectively, under these guaranties.

   The Series A Preferred Stock is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1995 and 1994.

   Substantially all employees of McDonnell Douglas and its subsidiaries are members of defined benefit pension plans and insurance plans. McDonnell Douglas also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. McDonnell Douglas generally charges the Company with the actual cost of these plans which are included with other McDonnell Douglas charges for support services and reflected in operating expenses. McDonnell Douglas charges for services provided during 1995, 1994 and 1993 totaled $1.1 million, $0.9 million and $1.1 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $1.2 million, $0.2 million and $1.8 million in 1995, 1994 and 1993, respectively.


   Note 9   Fair Value of Financial Instruments

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

   Short and Long-Term Debt   The carrying amount of the Company's short-
   term borrowings approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   Off-Balance Sheet Instruments   Fair values for the Company's off-balance
   sheet instruments (swaps and financing commitments) are based on quoted market prices of comparable instruments (interest rate swaps); and the counterparties' credit standing, taking into account the remaining terms of the agreements (financing commitments).

   The estimated fair values of the Company's financial instruments consist of the following at December 31:

   (Dollars in millions)                   1995               1994
                                     Carrying   Fair   Carrying   Fair
   Asset (Liability)                  Amount    Value   Amount    Value

   ASSETS
      Cash and cash equivalents     $ 12.6    $   12.6   $ 13.1   $ 13.1
      Notes receivable               263.5       270.0    351.7    347.5

   LIABILITIES
      Short-term notes payable to    (13.7)      (13.7)  (103.8)  (103.8)
      Long-term debt:
        Senior, excluding capital   (976.8)   (1,025.7)  (959.4)  (965.6)
        Subordinated                (123.5)     (127.8)   (90.8)   (92.3)

   OFF BALANCE SHEET INSTRUMENTS
      Commitments to extend credit  (116.6)     (116.6)   (97.5)   (97.5)
      Interest rate swaps             (1.5)      (11.8)     -        -


   Note 10   Segment Information

   The Company's financing and leasing portfolio consists of the following at December 31:

   (Dollars in millions)                   1995             1994
   Commercial aircraft financing:

      MDC aircraft financing      $1,225.1    61.6% $1,140.8   62.8%
      Other commercial aircraft      180.6     9.1     192.2    10.6
   financing
                                   1,405.7    70.7   1,333.0    73.4
   Commercial equipment leasing:
      Transportation services         69.3      3.5     56.3     3.1
      Transportation equipment        58.3      2.9     38.2     2.1
      Printing and publishing         35.7      1.8     16.0     0.9
      Other                          339.1     17.0    258.9    14.1
                                     502.4     25.2    369.4    20.2
   Other                              80.6      4.1    113.9     6.4

   Total portfolio                $1,988.7    100.0% $1,816.3  100.0%

   A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $279.9 million (14.1% of total Company portfolio) and $287.9 million (15.9% of total Company portfolio) at December 31, 1995 and 1994. The five largest commercial aircraft financing customers accounted for $865.2 million (43.5% of total Company portfolio) and $748.6 million (41.2% of total Company portfolio) at December 31, 1995 and 1994. There were no significant concentrations by customer within the commercial equipment leasing portfolio.

   In 1995 and 1994, a single aircraft financing customer accounted for 21.6% and 19.8% of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income.

   The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

   Information about the Company's operations in its different financial reporting segments for the past three years is as follows:

   (Dollars in millions)                  1995       1994      1993
   Operating income:
    Commercial aircraft financing       $124.3    $121.4    $107.4
    Commercial equipment leasing          52.8      49.8      64.0
    Other                                 12.4      15.7      24.4
    Corporate                              2.0       0.7       2.7
                                        $191.5    $187.6    $198.5
   Income (loss) before taxes on
   income:
    Commercial aircraft financing       $37.0      $27.2    $  26.3
    Commercial equipment leasing         27.3       27.9       30.8
    Other                                1.4        (5.3)     (10.7)
    Corporate                            (4.5)      (7.9)      (5.6)
                                        $61.2      $41.9    $  40.8

   Identifiable assets at December 31:
    Commercial aircraft financing  $  1,443.6   $1,364.1   $1,361.4

    Commercial equipment leasing             507.3        382.7     420.2
    Other                                     97.3        160.2     247.6
    Corporate                                  1.4         22.6      26.3
                                        $  2,049.6     $1,929.6  $2,055.5


   Depreciation expense - equipment
    under operating
    leases:
    Commercial aircraft financing       $ 26.2     $17.2     $ 10.1
    Commercial equipment leasing          22.0      22.2       28.2
    Other                                  -         0.5        0.7
                                        $ 48.2     $39.9     $ 39.0

   Equipment acquired for operating
   leases, at cost:
    Commercial aircraft financing       $ 85.2    $ 15.7    $  34.5
    Commercial equipment leasing          70.5      24.3       22.9
                                        $155.7    $ 40.0    $  57.4

   Operating income from financing of assets located outside the United States totaled $45.7 million, $41.7 million and $20.9 million in 1995, 1994 and 1993, respectively.

   McDonnell Douglas Finance Corporation and Subsidiaries
   Schedule II   Valuation and Qualifying Accounts



    (Dollars in millions)
      Allowance     Balance   Charged
      For Losses     at       to                             Balance
        on          Beginning Costs                          at End
      Financing      of       and                  (1)        of
     Receivables    Year      Expenses   Other   Deductions  Year

       1995    $   40.7     $   12.2    $   -    $   (10.6)      $  42.3

       1994    $   35.6     $   9.9     $  0.1   $   (4.9)        $  40.7

       1993    $   37.4     $   8.6     $   -    $   (10.4)       $  35.6
   _____________
   (1)   Write-offs net of recoveries



   Item 9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure

        None.

                                Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K

                                                                    Page
   Number
                                                                    in Form
   10-K

   (a)    1.  Financial Statements:
              Report of Independent Auditors                              ?
              Consolidated Balance Sheet at December 31, 1995 and 1994 ? Consolidated Statement of Income and Income Retained for Growth for the Years Ended December 31, 1995,
              1994 and 1993                                               ?
              Consolidated Statement of Cash Flows for the Years Ended
              December 31, 1995, 1994 and 1993                            ?
              Notes to Consolidated Financial Statements                  ?

          2.  Financial Statement Schedules:

              Schedule II   Valuation and Qualifying Accounts             ?

           Schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission (the "SEC"), except Schedule II, which is included herein, have been omitted because they are not required, or the information is set forth in the financial statements or notes thereto.

      3.   Exhibits:

      3.1 Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993.

      3.2 By-Laws of the Company, as amended to date, incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993.

      4.1 Indenture, dated as of April 1, 1983, between the Company and Bankers Trust Company, incorporated herein by reference to
           Exhibit 4(a) to the Company's Form S-3 Registration
           Statement(File No. 2-83007).

      4.2 First Supplemental Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement (File No. 33-58989).

      4.3 Subordinated Indenture, dated as of June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to
           Exhibit 4(b) to the Company's Form S-3 Registration Statement

           (File No. 33-26674).

      4.4 First Supplemental Subordinated Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, as successor Trustee to Bankers Trust Company of California, N.A., incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3 Registration Statement (File No. 33-58989).

      4.5 Indenture, dated as of April 15, 1987, incorporated herein by reference to Exhibit 4 to the Company's Form S-3 Registration Statement (File No. 33-26674).

      4.6  Form of Series II Medium Term Note.

      4.7 Form of Series III Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement (File No. 2-98001).

      4.8 Form of Series V Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Company's Form S-3 Registration (File No. 33-13735).

      4.9  Form of Series VI Medium Term Note.

      4.10 Form of Series VII Medium Term Note.

      4.11 Form of Series VIII Senior Medium Term Note, incorporated herein by reference to Exhibit 4(c) to the Company's Form S-3
           Registration Statement (File No. 33-26674).

      4.12 Form of Series VIII Subordinated Medium Term Note, incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3 Registration Statement (File No. 33-26674).

      4.13 Form of Series IX Senior Medium Term Note, incorporated herein by reference to Exhibit 4(c) to the Company's Form S-3 Registration Statement(File No. 33-31419).

      4.14 Form of Series IX Senior Federal Funds Medium Term Note, incorporated herein by reference to Exhibit 4(d) of the Company's Form 8-K dated May 16, 1995.

      4.15 Form of Series IX Subordinated Medium Term Note, incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3 Registration (File No. 33-31419).

      4.16 Form of General Term Note(R), incorporated herein by reference to
           Exhibit 4(c) to the Company's Form 8-K dated May 26, 1993.

      4.17 Form of Series X Senior Fixed Rate Medium Term Note, incorporated herein by reference to Exhibit 4(e) to the Company's Form S-3 Registration Statement (File No. 33-58989).

      4.18 Form of Series X Senior Floating Rate Medium Term Note, incorporated herein by reference to Exhibit 4(h) to the Company's Form S-3 Registration Statement (File No. 33-58989.)

      4.19 Form of series X Subordinated Fixed Rate Medium Term Note, incorporated herein by reference to Exhibit 4(f) to the Company's Form S-3 Registration Statement (File No. 33-58989).

      4.20 Form of Series X Subordinated Floating Rate Medium Term Note, incorporated herein by reference to Exhibit 4(g) to the Company's Form S-3 Registration Statement (File No. 33-58989).

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

      10.1 Amended and Restated Operating Agreement, dated as of April 12, 1993, among McDonnell Douglas, the Company and MDFS, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1993.

      10.2 Operating Agreement, effective as of February 8, 1989, by and between the Company and MDFS.

      10.3 By-Laws of McDonnell Douglas, as amended March 6, 1996, incorporated by reference from McDonnell Douglas s Exhibit 3.2 to its Form 10-K Report for the year ended December 31, 1995 (file No. 1-3685).

      10.4 Supplemental Guaranty Agreement, dated as of December 30, 1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1993.

      10.5 Supplemental Guaranty Agreement, dated as of December 30,1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994.

      10.6 Agreement, dated as of December 30, 1994, by and between the Company and McDonnell Douglas incorporated herein by reference to
           Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1994.

      10.7 Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.

      10.8 Amendment No. 1, dated as of August 31, 1995, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

      12 Statement regarding computation of ratio of earnings to fixed charges.

      23.1   Consent of Ernst & Young LLP.

      27  Financial Data Schedule.

   (b)    Reports on Form 8-K

          On February 27, 1996, the Company filed a Current Report on Form 8-K, which included the Company's Consolidated Balance Sheet at December 31, 1995 and 1994 and Consolidated Statement of Income and Income Retained for Growth for each of the years ended December 31, 1995, 1994 and 1993.

                                   Signatures


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                McDonnell Douglas Finance Corporation
                                By  /s/ STEVEN W. VOGEDING
                                   Steven W. Vogeding
   March 29, 1996                  Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                   Date


     /s/ JAMES F. PALMER       Chairman and Director      March 29, 1996
       James F. Palmer

        /s/ THOMAS J.
          MOTHERWAY
     Thomas J. Motherway       President and Director     March 29, 1996
     (Principal Executive
           Officer)

    /s/ STEVEN W. VOGEDING

      Steven W. Vogeding      Vice President and Chief
                                 Financial Officer        March 29, 1996
     (Principal Financial
           Officer)

                                      Director
       F. Mark Kuhlmann

                                      Director
        Robert H. Hood

    /s/ MAURA R. MIZUGUCHI           Controller           March 29, 1996
      Maura R. Mizuguchi
    (Principal Accounting
           Officer)


    /s/ DANIEL O. ANDERSON  Vice President - Operations
                                    and Director          March 29, 1996
      Daniel O. Anderson