Form 10-Q
period 1996-03-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1996-05-10
CIK 711513

                                        United States
                             Securities and Exchange Commission
                                   Washington, D.C. 20549



                                          Form 10-Q

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1996

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Common shares outstanding at May 9, 1996:                     50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                      Table of Contents


                                                                       Page



Part I    Financial Information

  Item 1. Financial Statements  . . . . . . . . . . . . . . . . . . . . .3

  Item 2. Management's Analysis of Results of Operations *  . . . . . . .8

Part II   Other Information

  Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .8

  Item 2. Changes in Securities **

  Item 3. Defaults Upon Senior Securities **

  Item 4. Submission of Matters to a Vote of Security Holders **

  Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . .9

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . ..10









- ---------------
* Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

**Omitted pursuant to General Instruction H (1)(b) to Form 10-Q.

                                           Part I

Item 1.   Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions, except stated                  March 31,     December 31,
 value and par value amounts)                          1996            1995


ASSETS
   Financing receivables:
     Investment in finance leases                   $  1,309.9     $  1,249.7
     Notes receivable                                    277.2          263.5
                                                       1,587.1        1,513.2
     Allowance for losses on financing receivables       (43.6)         (42.3)
     Financing receivables, net                        1,543.5        1,470.9
  Cash and cash equivalents                               15.5           12.6
  Equipment under operating leases, net                  678.3          475.5
  Equipment held for sale or re-lease                     21.7           28.6
  Accounts with McDonnell Douglas and MDFS                22.0           18.5
  Other assets                                            48.9           43.5
                                                    $  2,329.9     $  2,049.6

LIABILITIES AND SHAREHOLER'S EQUITY
  Short-term notes payable                          $     103.1    $     13.7
  Accounts payable and accrued expenses                    16.7          41.8
  Other liabilities                                        82.9          82.5
  Deferred income taxes                                   310.9         305.4
  Long-term debt:
    Senior                                              1,403.5       1,206.3
    Subordinated                                          119.7         119.7
                                                        2,036.8       1,769.4

Commitments and contingencies - Note 3

Shareholder's equity:
  Preferred stock - no par value; authorized
    100,000 shares:
    Series A; $5,000 stated value; authorized, issued
      and outstanding 10,000 shares                        50.0         50.0
  Common stock - $100 par value; authorized 100,000
      shares; issued and outstanding 50,000 shares          5.0          5.0
  Capital in excess of par value                           89.5         89.5
  Income reained for growth                               148.6        135.7
                                                          293.1        280.2
                                                     $  2,329.9   $  2,049.6

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth




                                                       Three months ended
                                                           March 31,
(Dollars in millions)                                1996            1995

OPERATING INCOME
  Finance lease income                             $  28.2         $   26.0
  Interest on notes receivable                         5.9              8.4
  Operating lease income, net of                      12.0              9.6
    depreciation expense
  Net gain on disposal or re-lease of assets           8.1              1.6
  Other                                                1.2              1.1
                                                      55.4             46.7

EXPENSES
  Interest expense                                    26.9             25.7
  Provision for losses                                 3.4              2.7
  Operating expenses                                   3.1              3.1
  Other                                                0.5              0.9
                                                      33.9             32.4
Income before taxes on income                         21.5             14.3
Provision for income taxes                             7.7              4.6
Net income                                            13.8              9.7
Income retained for growth at beginning of year      135.7            127.4
Dividends                                             (0.9)            (9.9)
Income retained for growth at end of period       $  148.6         $  127.2

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries Consolidated Statement of Cash Flows



                                      Three months ended March 31,
(Dollars in millions)                      1996           1995

OPERATING ACTIVITIES
  Net income                            $   13.7       $   9.7
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Depreciation expense - equipment
     under operating leases                 13.2             10.6
    Net gain on disposal or re-lease
     of assets    	                         (8.1)            (1.6)
    Provision for losses                     3.4              2.7
  Change in assets and liabilities:
    Accounts with McDonnell Douglas
      and MDFS                              (3.5)             9.4
    Other assets                            (5.4)            (9.8)
    Accounts payable                       (25.9)           (26.5)
    Other liabilities                        0.4             (3.0)
    Deferred income taxes                    5.5              2.3
    Other, net                   		         (1.1)             5.3
                                            (7.8)           (0.9)

INVESTING ACTIVITIES
  Net change in short-term notes
    and leases receivable                  (29.5)            34.9
  Purchase of equipment for operating
    leases  		                            (224.0)           (85.0)
  Proceeds from disposition of equipment,
    notes and leases receivable             53.0              6.0
  Collection of notes and leases
    receivable                              29.8              6.8
  Acquisition of notes and leases
     receivable                           (104.9)           (45.4)
                                    				  (275.6)           (82.7)

FINANCING ACTIVITIES
  Net change in short-term borrowings       89.4              73.9
  Debt having maturities more than 90 days:
    Proceeds 	         	                   262.2             117.0
    Repayments                             (65.3)            (87.7)
    Payment of cash dividends                 -               (9.0)
                                           286.3              94.2

Increase in cash and cash equivalents        2.9            10.6
 Cash and cash equivalents at
   beginning of year                        12.6            13.1
 Cash and cash equivalents at
   end of period                            $15.5          $23.7


See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell
Douglas"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
 The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1995.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


Note 2 - Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $66.6 million of the Company's income retained for growth was available for dividends at March 31, 1996.


Note 3 - Commitments and Contingencies

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on information currently available, the Company believes that it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.

A certain commercial aircraft customer of the Company, located in Venezuela, has filed for bankruptcy protection in a Venezuelan bankruptcy court. Such customer is in default under a loan secured by an MD-83 aircraft. The amount due to the Company under the loan at March 31, 1996, is approximately $13.1 million, which approximately equals the estimated value of the aircraft securing the loan, net of maintenance reserves held by the Company of $1.7 million. The aircraft is currently in possession of the Venezuelan bankruptcy trustee and the Company has retained outside counsel in Venezuela in connection with a foreclosure and repossession of the aircraft or a potential settlement. Although Venezuelan bankruptcy law provides for compensation to privileged creditors, to date, the Company has been unsuccessful in its attempts to repossess the aircraft. No assurance can be given as to whether the Company will be successful in its attempt to repossess the aircraft or the amount, if any, otherwise recoverable by the Company in connection with such loan. The Company does not expect any loss to have a material adverse effect on earnings, cash flows or financial position.

At March 31, 1996, the Company had commitments to provide leasing and other financing totaling $179.7 million.

In November 1995 the Company agreed to provide a commercial aircraft financing customer with a credit facility of $100.0 million for the purpose of purchasing used McDonnell Douglas aircraft. This facility expires upon delivery of the first new McDonnell Douglas aircraft, presently scheduled to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate. At March 31, 1996 and December 31, 1995, receivables outstanding pursuant to this agreement totaled $39.6 million and $8.7 million.

In conjunction with prior asset dispositions and certain guarantees, at March 31, 1996, the Company was subject to a maximum recourse of $33.2 million. Based on trends to date, the Company's loss related to such exposure is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At March 31, 1996, the Company had guaranteed the repayment of $7.9 million in capital lease obligations associated with a 50% partner.


Item 2.  Management's Analysis of Results of Operations

Interest on notes receivable decreased $2.5 million (29.8%) from the first quarter of 1995, primarily attributable to aircraft-related notes that matured in March 1995.

Operating lease income increased $2.4 million (25.0%) from the first quarter of 1995, primarily attributable to the March 1996 financing of two MD-11s and the March 1995 financing of two MD-82s under operating lease agreements.

Net gain on disposal or re-lease of assets increased $6.5 million (greater than 100%) from the first quarter of 1995, attributable primarily to the 1996 additional volume of equipment sales within the commercial equipment leasing portfolio.


                               Part II

Item 1.  Legal Proceedings

In 1994, certain debtors of the Company commenced actions against the Company seeking damages in excess of $14.0 million based on various contractual and tort claims arising out of financing and loan agreements. Concurrently, the Company brought actions against the debtors to collect overdue amounts under the loans provided by the Company. No response to discovery has taken place in any of these actions. At this stage of the legal proceedings it is not possible to predict with any certainty the ultimate outcome of these related legal proceedings. The Company intends to vigorously defend such claims. Based on informationcurrently available, the Company believes that it has meritorious defenses to all of the allegations of wrongdoing and that there will be no material adverse effect on the Company's earnings, cash flow or financial position.

Item 5.  Other Information

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; receivable writeoffs, net of recoveries by business unit; and borrowing operations are summarized below.

Portfolio Balances

Portfolio balances for the Company's various business segments are summarized as follows:

                                            March 31,       December 31,
(Dollars in millions)                         1996              1995
McDonnell Douglas aircraft financing
   Finance leases 			   $     914.2       $     857.4
   Operating leases                              446.2             256.8
   Notes receivable                              138.8             110.9
				   	       1,499.2           1,225.1
Other commercial aircraft financing
   Finance leases                                124.9             126.1
   Operating leases                               53.8              49.6
   Notes receivable                                4.8               4.9
  	                                         183.5             180.6
Commercial equipment leasing
   Finance leases                                270.7            266.3
   Operating leases                              178.4            169.1
   Notes receivable                               64.8             67.0
                                                 513.9            502.4
Other                                             68.8             80.6
                                             $ 2,265.4       $  1,988.7



New Business Volume

New business volume for the Company's various business segments is summarized as follows:

                                              Three months        Year ended
                                            ended March 31,      December
31, (Dollars in millions)                             1996               1995

McDonnell Douglas aircraft financing            $    269.9       $    338.7
Other commercial aircraft financing                    -               11.0
Commercial equipment leasing                          72.1            241.1
                                                $    342.0       $    590.8


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience
					           March 31,      December 31,
(Dollars in millions)                              1996             1995

Allowance for losses on financing receivables
   at beginning of year                          $     42.3       $      40.7
Provision for losses                                    3.4              12.2
Write-offs, net of recoveries                          (0.9)            (10.6)
Other	                                               (1.2)               -
Allowance for losses on financing receivables
   at end of period                     	 $     43.6       $      42.3

Allowance as percent of total portfolio                1.9%              2.1%
Net write-offs as percent of average
    portfolio                                          0.2%              0.6%
More than 90 days delinquent:
  Amount of delinquent installments             $      2.1       $      10.0
  Total receivables due from delinquent         $      5.0       $      12.1
  obligors
Total receivables due from delinquent
   obligors as a percentage of total portfolio         0.2%             0.6%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the Company's continuing businesses:

                                             Three months       Year ended
                                             ended March 31,    December 31,
(Dollars in millions)                            1996              1995

Commercial aircraft financing                $      -          $      5.0
Commercial equipment leasing                        0.5               1.7
                                             $      0.5        $      6.7

Borrowing Operations

The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt. Two of the credit rating agencies, recognizing the Company's improved financial performance, have upgraded the Company's credit ratings:

- - In March 1996, Standard & Poor's ("S&P") upgraded the Company's senior debt to A- and upgraded the Company's subordinated debt to BBB+ and S&P also affirmed its A-2 rating of the Company's commercial paper.

- - In March 1996, Duff & Phelps Credit Rating Co. raised the rating of the Company s senior debt to A-, subordinated debt to BBB+, and commercial paper to D1-.


Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

      Exhibit 12 Computation of ratio of income to fixed charges.

      Exhibit 27 Financial Data Schedule.

B. Reports on Form 8-K

  On February  27,  1996, the Company filed a Current Report on Form
  8-K, which included the  Company's  Consolidated   Balance  Sheet  at
  December 31,  1995  and   1994  and Consolidated Statement  of Income
  and Income Retained for Growth for each of the years ended December 31, 1995, 1994 and 1993.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                 McDonnell Douglas Finance Corporation


May 9, 1996                          /s/ STEVEN W. VOGEDING
		                    __________________________________
              			    Steven W. Vogeding
			            Vice President and Chief Financial
	                            Officer
				    (Principal Financial Officer) and
				    Registrant's Authorized Officer




                                     /s/ MAURA R. MIZUGUCHI
		                    __________________________________
			            Maura R. Mizuguchi
				    Controller (Principal Accounting Officer)

McDonnell Douglas Finance Corporation and Subsidiaries Computation of Ratio of Income to Fixed Charges



                                               Three months ended March 31,
(Dollars in millions)                                     1996      1995

Income:
  Income before taxes on income                          $   21.5   $    14.5
  Fixed charges                                              27.7        26.6
  Income before taxes on income and fixed charges        $   49.2   $    41.1

Fixed charges:
  Interest expense                                       $  26.9    $    25.7
   Preferred stock dividends                                 0.8          0.9
                                                         $  27.7    $    26.6

Ratio of income before taxes on income and fixed
   charges to fixed charges                                  1.78         1.55



















Exhibit 12