Form 10-Q
period 1996-09-30
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1996-11-14
CIK 711513

===============================================================================

                         Securities and Exchange Commission

                               Washington, D.C.  20549
                                      Form 10-Q
                                    _____________

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996

                                         OR

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________________ to ________________

                                    _____________

                        McDONNELL DOUGLAS FINANCE CORPORATION
               (Exact name of registrant as specified in its charter)
          Delaware                 95-2564584                   0-10795
       (State or other          (I.R.S. Employer         (Commission File No.)
       jurisdiction of         Identification No.)
      Incorporation or
        Organization)
                                    _____________

            4060 Lakewood Boulevard, 6th Floor - Long Beach, California
                                     90808-1700
                      (Address of principal executive offices)
                                   _____________

                                   (310) 627-3000
                (Registrant's telephone number, including area code)

                                    _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Common shares outstanding at November 13, 1996:       50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


==============================================================================

                                  Table of Contents


                                                           Page

Part I.  Financial Information

  Item 1. Financial Statements  . . . . . . . . . . . . . .  3

  Item 2. Management's Analysis of Results of Operations *

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . .  8

  Item 2. Changes in Securities **

  Item 3. Defaults Upon Senior Securities **

  Item 4. Submission of Matters to a Vote of Security Holders **

  Item 5. Other Information . . . . . . . . . . . . . . . .  8

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . .  9

   * Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(2)(a) to Form 10-Q.

   **     Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

                           Part I.  Financial Information

Item 1.  Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet


(Dollars in millions, except
stated value and par value amounts)

                                         September 30,   December 31,
                                   					     1996	          1995
ASSETS
 Financing receivables:
   Investment in finance leases             $1,376.4      $1,249.7
   Notes receivable                            294.3         263.5
                                             1,670.7       1,513.2
   Allowance for losses on
     financing receivables                     (46.3)        (42.3)
   Financing receivables, net                1,624.4       1,470.9
 Cash and cash equivalents                      15.4          12.6
 Equipment under operating leases, net         706.5         475.5
 Equipment held for sale or re-lease            16.2          28.6
 Accounts with McDonnell Douglas and MDFS	         -	         18.5
 Other assets                                   42.3          43.5
                                            $2,404.8      $2,049.6

LIABILITIES AND SHAREHOLDER'S EQUITY

 Short-term notes payable		                 $   84.3	      $  13.7
 Accounts payable and accrued expenses          23.1          41.8
 Other liabilities                              86.7          82.5
 Deferred income taxes                         333.8         305.4
 Long-term debt:
   Senior                                    1,451.5       1,206.3
   Subordinated		                     		       114.8	        119.7
                                             2,094.2       1,769.4

Commitments and contingencies - Note 3

Shareholder's equity:
  Preferred stock - no par value;
    authorized 100,000 shares:
    Series A; $5,000 stated value;
    authorized, issued and
    outstanding 10,000 shares                   50.0          50.0
  Common stock - $100 par value;
    authorized 100,000 shares;
    issued and outstanding 50,000 shares         5.0           5.0
  Capital in excess of par value                89.5          89.5
  Income retained for growth                   166.1         135.7
                                               310.6         280.2
                                   					    $2,404.8	     $2,049.6

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth



                                 Three months ended   Nine months ended
                                    September 30,       September 30,

(Dollars in millions)              1996     1995        1996     1995

OPERATING INCOME

  Finance lease income              $ 30.0  $ 25.8      $ 87.3   $ 78.2
  Interest income on notes
    receivable                         6.2     7.0        17.7     21.3
  Operating lease income, net of
    depreciation expense              14.9    10.5        41.2     30.4
  Net an on disposal or re-lease
    of assets                          0.8     0.5        11.1      5.3
  Other                                0.5     1.9         3.1      5.9
                                      52.4    45.7       160.4    141.1
 EXPENSES
   Interest expense                   30.1    25.3        87.1     76.6
   Provision for losses                3.5     3.0        10.8      7.4
   Operating expenses                  3.0     2.5         9.1      8.5
   Other                               1.4     2.5         2.6      3.9
                                      38.0    33.3       109.6     96.4
 Income before taxes on
   income                             14.4    12.4	       50.8	    44.7
 Provision for income taxes            4.8     4.2        17.8     15.7
 Net income                            9.6     8.2        33.0     29.0
 Income retained for growth          157.4   127.4       135.7    127.4
   at beginning of period
 Dividends                            (0.9)   (9.4)       (2.6)   (30.2)
 Income retained for growth
   at end of period                $ 166.1 $ 126.2     $ 166.1  $ 126.2

 See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows


                                    Nine months ended September 30,
(Dollars in millions)                     1996             1995

OPERATING ACTIVITIES
  Net income                         $         33.0     $    29.0
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation expense -
     equipment under operating leases		        42.9          35.6
    Net gain on disposal or re-               (11.1)         (5.3)
      lease of assets
    Provision for losses                       10.8           7.4
  Change in assets and
    liabilities:
    Accounts with MDC and MDFS                 18.5          16.1
    Other assets                                1.2         (15.8)
    Accounts payable                          (19.6)        (25.5)
    Other liabilities                           4.2         (11.2)
    Deferred income taxes                      28.4           2.6
  Other, net                                   (3.1)          5.6
                                              105.2          38.5
INVESTING ACTIVITIES
  Net change in short-term notes
    and lease receivables	                   		10.4	         67.5
  Purchase of equipment for
    operating leases			                      (267.2)       (124.8)
  Proceeds from disposition of
    equipment, notes and leases
    receivable	                            				41.5	         91.8
  Collection of notes and leases
    receivable     		                         139.6          83.4
  Acquisition of notes and leases
    receivable            		                 (335.4)       (148.6)
                                             (411.1)        (30.7)

FINANCING ACTIVITIES
  Net change in short-term                     70.6         (73.4)
    borrowings
  Debt having maturities more than
    90 days:
    Proceeds                                  408.3         351.5
    Repayments                               (168.5)       (258.8)
  Payment of cash dividends                    (1.7)        (29.3)
                                              308.7         (10.0)
Increase (decrease) in cash and
  cash equivalents			                          	2.8	         (2.2)
Cash and cash equivalents at
  beginning of year			                         12.6          13.1
Cash and cash equivalents at end
  of period			                        $        15.4     $    10.9

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements


Note 1   Basis of Presentation

McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information
and footnotes  required  by  generally   accepted  accounting  principles  for
complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1995.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


Note 2   Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $90.6 million of the Company's income retained for growth was available for dividends at September 30, 1996.


Note 3   Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a Complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas Corporation, McDonnell Douglas Aerospace - Middle East Limited and The Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A certain commercial aircraft customer of the Company, which filed for bankruptcy protection in Venezuela, was in default under a loan from the Company secured by an MD-83 aircraft. The amount due and payable to the Company under the loan at June 30, 1996, was approximately $12.1 million, net of maintenance reserves held by the Company of $1.0 million. During the third quarter of 1996, the Company successfully negotiated the return of the MD-83 aircraft, which had been in the possession of a Venezuelan bankruptcy trustee. The Company has accepted return of the aircraft, together with the maintenance reserve payments held by the Company, in settlement of the borrower's obligations under the loan agreement.

The $100.0 million aircraft purchase bridge facility made available by the Company to ValuJet Airlines, Inc. ("ValuJet") in 1995 was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. As of September 30, 1996, there were no outstanding receivables under this facility, which had been utilized for a number of transactions by
ValuJet during  the   first  half  of  1996.  On  September 27,  1996,  the
Company loaned approximately $10.4 million to ValuJet for a five-year term, secured by two used DC-9-32 aircraft which had previously been held under the aircraft purchase bridge facility.

Certain scheduled rental payments under the lease of a used DC-10 aircraft to a Mexican charter operator are past due and the Company is pursuing legal action to repossess the aircraft. The net asset value of the aircraft at September 30, 1996, was $13.6 million. Although it is too early to determine the ultimate outcome, the Company does not expect to suffer a material adverse impact on its earnings, cash flow or financial condition on account of this transaction.

In conjunction with prior asset dispositions and certain guarantees, at September 30, 1996 the Company was subject to a maximum recourse of $28.6 million. Based on trends to date, the Company's loss related to such exposure is not expected to be significant.

At September 30, 1996, the Company had commitments to provide leasing and other financing totaling $201.4 million.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 1996, the Company had guaranteed the repayment of $7.5 million in capital lease obligations associated with a 50% partner.


Item 2.   Management's Analysis of Results of Operations

Finance lease income increased $9.1 million (11.6%) for the first nine months of 1996, primarily attributable to increased volume for 1996.

Interest on notes receivable decreased $3.6 million (16.9%) for the first nine months of 1996, primarily attributable to aircraft-related notes and real estate notes that matured in 1995.

Operating lease income increased $10.8 million (35.5%) for the first nine months of 1996, primarily attributable to the March 1996 financing of two MD-11s and the March 1995 financing of two MD-82s under operating lease agreements.

Net gain on disposal or re-lease of assets increased $5.8 million (greater than 109.4%) for the first nine months of 1996, attributable primarily to equipment sales within the commercial equipment leasing portfolio.

Interest expense increased $10.5 million (13.7%) for the first nine months of 1996, primarily attributable to a higher level of debt borrowings in 1996, resulting from increased financing activity.

Provision for losses increased $3.4 million (45.9%) for the first nine months of 1996, primarily attributable to increased financing activity.

Part II.  Other Information


Item 1.   Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a Complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas Corporation, McDonnell Douglas Aerospace
 - Middle East Limited and The Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations.


Item 5.   Other Information

Information on the Company's portfolio balances; new business volume; analysis of allowance for losses on financing receivables and credit loss experience; and receivable write-offs, net of recoveries by business unit are summarized below.

Portfolio Balances

Portfolio balances are summarized as follows:

                                       September 30,     December 31,
(Dollars in millions)                     1996              1995

McDonnell Douglas aircraft financing
 Finance leases                       $     938.8    $     857.4
 Operating leases                           443.5          256.8
 Notes receivable                            89.2          110.9
                                          1,471.5        1,225.1
Other commercial aircraft financing
 Finance leases                             141.5          126.1
 Operating leases                            57.1           49.6
 Notes receivable                             4.6            4.9
                                            203.2          180.6
Commercial equipment leasing
 Finance leases                             296.0          266.3
 Operating leases                           205.9          169.1
 Notes receivable                           143.2           67.0
                                            645.1          502.4
Other                                        57.4           80.6
                                      $   2,377.2    $   1,988.7

New Business Volume

New business volume summarized is as follows:

                                       Nine months    Year ended
                                          ended        December
                                      September 30,       31,
(Dollars in millions)                     1996           1995

McDonnell Douglas aircraft financing  $    338.8      $    338.7
Other commercial aircraft financing         20.1            11.0
Commercial equipment leasing               236.6           241.1
                                      $    595.5      $    590.8


Analysis of Allowance for Losses on Financing Receivables
and Credit Loss Experience
                                       Nine months    Year ended
                                          ended        December
                                      September 30,       31,
(Dollars in millions)                     1996           1995

Allowance for losses on financing
  receivables at beginning            $     42.3      $     40.7
  of year
Provision for losses                        10.8            12.2
Write-offs, net of recoveries              (4.9)           (10.6)
Other                                      (1.9)               -

Allowance for losses on financing
   receivables at end of period       $    46.3       $     42.3

Allowance as percent of total
  portfolio                                 2.0%             2.1%

Net write-offs as percent of average
portfolio                                   0.3%             0.6%

More than 90 days delinquent:
  Amount of delinquent installments   $     1.4       $     10.0
  Total receivables due from
     delinquent obligors	             $     4.2       $     12.1
  Total receivables due from
     delinquent obligors
     as a percentage of total
     portfolio			                           0.2%             0.6%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the Company's continuing businesses:

                                       Nine months
                                          ended		     Year ended
                           				       September 30,   December 31,
(Dollars in millions)                     1996           1995

Commercial aircraft financing         $      -        $    5.0
Commercial equipment leasing                3.3            1.7
                                      $     3.3       $    6.7

Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

   Exhibit 10 Amendment No. 2, dated as of August 16, 1996, to Credit
	      Agreement, dated as of September 29, 1994, among the Company and MDFS and the banks listed therein.

   Exhibit 12 Computation of ratio of income to fixed charges.

   Exhibit 27 Financial Data Schedule.

B.   Reports on Form 8-K

   None.


                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and principal accounting officer, thereunto duly authorized.

                                   McDonnell Douglas Finance Corporation


November 13, 1996                  /s/ STEVEN W. VOGEDING
                                   __________________________________
                            				   Steven W. Vogeding
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer) and
                                   Registrant's Authorized Officer




                                   /s/ MAURA R. MIZUGUCHI
                                   __________________________________
                                   Maura R. Mizuguchi
                                   Controller (Principal Accounting Officer)