Form 10-K
period 1996-12-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1997-03-31
CIK 711513

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

-------------------------------------------------------------------------------

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

-------------------------------------------------------------------------------

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

                                 (562) 627-3000
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 31, 1997, there were 50,000 shares of the Company's common stock outstanding.

Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                   Table of Contents


                                                                           Page


Part I

   Item 1.  Business.......................................................3
   Item 2.  Properties....................................................17
   Item 3.  Legal Proceedings.............................................18
   Item 4.  Submission of Matters to a Vote of Security Holders *

Part II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................18
   Item 6.  Selected Financial Data.......................................18
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................20
   Item 8.  Financial Statements and Supplementary Data...................22
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................40

Part III

   Item 10. Directors and Executive Officers of the Registrant *
   Item 11. Executive Compensation *
   Item 12. Security Ownership of Certain Beneficial Owners and Management *
   Item 13. Certain Relationships and Related Transactions *


Part IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..40
            Signatures.......................................................44
            Exhibits.........................................................45


---------------------------------
*Omitted pursuant to General Instruction J(2)(c)of Form 10-K.

                                                           Part I

Item 1.  Business

General

McDonnell Douglas Finance Corporation (together with its subsidiaries the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The Company was incorporated in Delaware in 1968 and originally financed only McDonnell Douglas manufactured commercial jet transport aircraft. While this continues to represent a significant portion of the Company's business, the Company also provides a diversified range of financing including loans, finance leases and operating leases, primarily involving equipment for commercial and industrial customers. At December 31, 1996, the Company had 70 employees.

On December 14, 1996, McDonnell Douglas and The Boeing Company ("Boeing") entered into a definitive agreement whereby a wholly-owned subsidiary of Boeing will merge into McDonnell Douglas in a stock-for-stock transaction with McDonnell Douglas surviving as a wholly-owned subsidiary of Boeing. The transaction is subject to approval by the shareholders of both companies and certain regulatory agencies; it is expected to close as early as mid-1997. The following discussions throughout this Form 10-K do not consider any effects the merger may have on the Company or on its relationship with McDonnell Douglas. See "Relationship with McDonnell Douglas."

The Company now operates in principally two segments: commercial aircraft financing and commercial equipment leasing ("CEL"). Prior to 1995, the Company operated in three segments: commercial aircraft financing, CEL and non-core businesses. Non-core businesses represented market segments in which the Company is no longer active, and the Company continues to manage and liquidate the remaining non-core businesses as market opportunities occur. Based on trends to date, the Company does not expect to incur significant losses related to the disposal of its non-core businesses. At December 31, 1996 and 1995, the portfolio balances for non-core businesses totaled $44.9 million and $80.6 million.

Information on the Company's continuing businesses is included in the following tables.

New Business Volume
                                                                             Years ended December 31,
                                                   -----------------------------------------------------------------------------
(Dollars in millions)                                    1996           1995           1994           1993           1992
Commercial aircraft financing                         $    475.3      $    349.7     $    117.9     $    411.4     $    153.2
Commercial equipment leasing                               392.0           241.1           84.1           41.5           50.7
                                                   -----------------------------------------------------------------------------
                                                      $    867.3      $    590.8     $    202.0     $    452.9     $    203.9
                                                 =============================================================================

Portfolio Balances
                                                                                    December 31,
                                                  -----------------------------------------------------------------------------
(Dollars in millions)                                    1996           1995           1994           1993           1992

Commercial aircraft financing                         $  1,814.9      $  1,405.7     $  1,333.0     $  1,237.5     $  1,001.1
Commercial equipment leasing                               769.8           502.4          369.4          422.3          557.4
                                                   -----------------------------------------------------------------------------
                                                      $  2,584.7      $  1,908.1     $  1,702.4     $  1,659.8     $  1,558.5
                                                   =============================================================================

For  financial   information  about  the  Company's   segments,   see  Notes  to
Consolidated Financial Statements included in Item 8.


Commercial Aircraft Financing Segment

The Company's commercial aircraft financing group, located in Long Beach, California, provides financing for customers purchasing aircraft. The Company primarily purchases aircraft from McDonnell Douglas and provides airline customers financing alternatives, including lease transactions and secured and unsecured notes receivable financing. A substantial majority of the commercial aircraft portfolio is comprised of aircraft manufactured by McDonnell Douglas. Additionally, this group assists the McDonnell Douglas aircraft financing group with respect to financing some McDonnell Douglas aircraft by others.

Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

Commercial Aircraft Portfolio by Aircraft Type
                                                                                     December 31,
                                                       --------------------------------------------------------------------------
   (Dollars in millions)                                   1996           1995            1994           1993           1992
   McDonnell Douglas aircraft financing:
      Finance leases                                     $   1,132.6    $     857.4    $     748.2     $     732.3    $     506.2
      Operating leases                                         402.0          256.8          197.8           176.9           93.7
      Notes receivable                                          82.9          110.9          194.8           125.9          169.4
                                                       -------------- -------------- --------------- -------------- --------------
                                                             1,617.5        1,225.1        1,140.8         1,035.1          769.3
                                                       -------------- -------------- --------------- -------------- --------------
   Other commercial aircraft financing:
      Finance leases                                           136.9          126.1          125.2           123.0          149.9
      Operating leases                                          56.0           49.6           43.1            55.9           57.6
      Notes receivable                                           4.5            4.9           23.9            23.5           24.3
                                                       -------------- -------------- --------------- -------------- --------------
                                                               197.4          180.6          192.2           202.4          231.8
                                                       -------------- -------------- --------------- -------------- --------------
                                                         $   1,814.9    $   1,405.7    $   1,333.0     $   1,237.5    $   1,001.1

                                                       ============== ============== =============== ============== ==============


Commercial Aircraft Portfolio by Product Type
                                                                                    December 31,
                                                     ----------------------------------------------------------------------------
(Dollars in millions)                                     1996           1995           1994            1993           1992
Aircraft leases:
   Finance leases
      Domestic                                         $     950.0    $     776.2    $     653.3    $     638.9     $     601.5
      Foreign                                                319.5          207.3          220.1          216.5            54.6
   Operating leases
      Domestic                                               357.2          183.5          161.9          149.7           111.4
      Foreign                                                100.8          122.9           79.0           83.0            39.9
                                                     -----------------------------------------------------------------------------
                                                           1,727.5        1,289.9        1,114.3        1,088.1           807.4
                                                     -----------------------------------------------------------------------------
Aircraft related notes receivable:
      Domestic obligors                                       22.6           31.2           53.4           51.4            88.0
      Foreign obligors                                        64.8           84.6          165.3           98.0           105.7
                                                     -----------------------------------------------------------------------------
                                                              87.4          115.8          218.7          149.4           193.7
                                                     -----------------------------------------------------------------------------
                                                       $   1,814.9    $   1,405.7    $   1,333.0    $   1,237.5     $   1,001.1
                                                     =============================================================================

At December 31, 1996, the Company's commercial aircraft portfolio was comprised of finance leases to 27 customers (24 domestic and three foreign) with a carrying amount of $1,269.5 million (48.3% of total Company portfolio), notes receivable from six customers (three domestic and three foreign) with a carrying amount of $87.4 million (3.3% of total Company portfolio) and operating leases to 14 customers (ten domestic and four foreign) with a carrying amount of $458.0 million (17.4% of total Company portfolio).

At December 31, 1996, 61.5% of the Company's total portfolio consisted of financings related to McDonnell Douglas aircraft, compared with 61.6% and 62.8% in 1995 and 1994.

o  Factors Affecting the Commercial Aircraft Financing Portfolio

   A substantial portion of the Company's total portfolio is concentrated among the Company's largest commercial aircraft financing customers. The five largest commercial aircraft financing customers accounted for $1,172.4 million (44.6% of total Company portfolio) and $865.2 million (43.5% of Company total portfolio) at December 31, 1996 and 1995.

   The Company's largest customer, Federal Express Corporation, accounted for $316.1 million (12.0% of the total Company portfolio) and $220.4 million (11.1% of total Company portfolio) at December 31, 1996 and 1995.

   The Company's second largest customer, P. T. Garuda Indonesia ("Garuda"), accounted for $279.4 million (10.6% of the total Company portfolio) and $182.7 million (9.2% of the total Company portfolio) at December 31, 1996 and 1995. At December 31, 1996, $101.6 million of Garuda's outstandings were represented by an aircraft which the Company has the right to sell to McDonnell Douglas in June of 1997 at the Company's original purchase price.

   Trans World Airlines, Inc. ("TWA") accounted for $249.5 million (9.5% of total Company portfolio) and $279.9 million (14.1% of total Company portfolio) at December 31, 1996 and 1995. In 1996, 1995 and 1994, TWA accounted for 18.0%, 21.6% and 19.8% of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. McDonnell Douglas provides to the Company guaranties of certain obligations under various lease agreements between the Company and TWA. At December 31, 1996, the maximum aggregate coverage under such guaranties was $45.6 million. In addition, McDonnell Douglas provides supplemental guaranties in favor of the Company for up to an additional $10.0 million of the Company's financings to TWA. These guaranties supplement individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1998, but may be extended under certain limited circumstances. The reorganization plan and TWA's current financial condition have not had and, assuming TWA's financial condition does not further deteriorate, and taking into account the McDonnell Douglas guaranties, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position. See "Aircraft Financing Guaranties."

   Great Lakes Aviation, Ltd. ("Great Lakes") is in arrears in the payment of rent under the lease of two Embraer Brasilia commuter aircraft. Great Lakes has stated that it will submit to the Company a proposal for repayment of the delinquent sums. The net asset value of the aircraft leased to Great Lakes at December 31, 1996, was $14.4 million. Taking into account the available allowance for losses, the Company does not expect this transaction to have a material adverse impact on its earnings, cash flow, or financial condition.

   The $100.0 million aircraft purchase bridge facility made available by the Company to ValuJet Airlines, Inc. ("ValuJet") in 1995 was reduced to a maximum of $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to ValuJet of the first scheduled new McDonnell Douglas MD-95 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1996. At December 31, 1995, receivables outstanding pursuant to this agreement totaled $8.7 million.

o  Current Commercial Aircraft Market Conditions

   The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business. The Company continues to look for opportunities to expand its commercial aircraft portfolio while taking advantage of improving market conditions to reduce concentration and certain exposure levels.

   The Company believes that realizable values for its aircraft at lease maturity are likely to remain above the values actually booked, but this is subject to many uncertainties including those referred to in "Factors Affecting Aircraft Financing Volume." If aircraft values decline and the Company is required as a result of customer defaults to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

o  Aircraft Leasing

   The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 1996, the Company owned or participated in the ownership of 133 leased commercial aircraft, including 71 that were manufactured by McDonnell Douglas.

o  Factors Affecting Aircraft Financing Volume

   The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business. During 1996, McDonnell Douglas received orders amounting to four percent of the total narrow-body and wide-body orders received in the commercial aircraft industry. McDonnell Douglas expected to receive a higher level of orders in 1996. As the year progressed, it became apparent that McDonnell Douglas's share of commercial aircraft orders would be minimal. Airline customer orders in which McDonnell Douglas expected to participate were instead recorded by its competitors. In addition, a few significant customers previously supportive of McDonnell Douglas have either expressed reduced confidence in McDonnell Douglas's existing product line or have made decisions to convert to aircraft of a competitor. During this same period, McDonnell Douglas studied the feasibility of developing a new high-capacity, long-range three-engine jetliner, designated the MD-XX. In October 1996, subsequent to a disappointing first nine months of new orders, McDonnell Douglas decided not to proceed with this proposed aircraft. Several factors influenced the decision. Key among those were a high level of risk, marketplace price expectations, and the amount of product and internal infrastructure investment (estimated at up to $15 billion) required to bring McDonnell Douglas to the level of the other major players in the commercial aerospace industry.

   McDonnell Douglas's presence in the commercial aerospace industry will be focused on its existing product line of MD-80 and MD-90 twin jets and MD-11 trijet commercial aircraft, its MD-95 twin jet in development, and its commercial aircraft modification, support, spare parts and related services. The impact of the decision not to proceed with the MD-XX on existing orders and options and on future orders of its existing product line, and on the Company, is uncertain. However, as mentioned above, reduced confidence expressed by a few significant existing customers and customer movement is likely to have negative ramifications. McDonnell Douglas has emphasized cost reduction efforts during recent years and those efforts will continue. Significant price competition also currently exists in the marketplace, and McDonnell Douglas's competitors offer broader product lines.

   The Company anticipates continued fluctuations in the volume of its aircraft financing transactions. At December 31, 1996, the Company had unused credit lines available to a customer totaling $50.0 million. The Company had no other commitments to provide aircraft related financing at December 31, 1996. See "Competition and Economic Factors."

   The following lists information on new business volume for the Company's commercial aircraft financing segment:

                                                                               Years ended December 31,
                                                     -----------------------------------------------------------------------------
   (Dollars in millions)                                  1996           1995           1994            1993           1992
   McDonnell Douglas aircraft financing volume:
      Finance leases                                   $     234.1    $     220.6    $      53.0    $     357.3     $      95.0
      Operating leases                                       196.9           81.9           15.7           33.8            53.5
      Notes receivable                                        24.2           36.2           41.3           19.1             4.7
                                                     -----------------------------------------------------------------------------
                                                             455.2          338.7          110.0          410.2           153.2
                                                     -----------------------------------------------------------------------------
   Other commercial aircraft financing volume:
      Finance leases                                          20.1            7.7            7.9            -               -
      Operating leases                                         -              3.3            -              0.7             -
      Notes receivable                                         -              -              -              0.5             -
                                                     -----------------------------------------------------------------------------
                                                              20.1           11.0            7.9            1.2             -
                                                     -----------------------------------------------------------------------------
                                                       $     475.3    $     349.7    $     117.9    $     411.4     $     153.2
                                                     =============================================================================

o  Aircraft Financing Guaranties

   At December 31, 1996, the Company had $521.3 million of guaranties in its favor with respect to its commercial aircraft financing portfolio relating to transactions with a carrying amount of $1,356.6 million (74.7% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:

                                                                                      Domestic        Foreign
   (Dollars in millions)                                                              Airlines       Airlines         Total
                                                                                   ----------------------------------------------
   Amounts guaranteed by:
      McDonnell Douglas                                                              $     240.6    $     229.6    $     470.2
      Other                                                                                 38.2           12.9           51.1
                                                                                   ----------------------------------------------
   Total guaranties                                                                  $     278.8    $     242.5    $     521.3
                                                                                   ==============================================

   The Company has no reason to believe that any such guaranteed amounts will be ultimately unenforceable or uncollectible. See "Relationship With McDonnell Douglas."


Commercial Equipment Leasing Segment

CEL provides single-investor, tax-oriented lease financing as its primary product. In addition, CEL participates in senior secured bank loans. CEL, which maintains its principal operations in Long Beach, California and has marketing offices in Chicago, Illinois and Detroit, Michigan, obtains its business primarily through direct solicitation by its marketing personnel. CEL specializes in leasing equipment such as machine tools, executive aircraft, highway vehicles, containers and chassis, and printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The lease term is generally between three and ten years and transaction sizes usually range between $2.0 million and $20.0 million.

Portfolio balances for the Company's CEL segment are summarized as follows:


                                                                                     December 31,
                                                     -----------------------------------------------------------------------------
(Dollars in millions)                                     1996           1995           1994            1993           1992
Finance leases                                         $     361.7    $     266.3    $     216.8    $     235.2     $     325.9
Operating leases                                             231.5          169.1          133.4          157.5           179.9
Notes receivable                                             176.6           67.0           18.5           28.8            50.7
Preferred and preference stock                                 -              -              0.7            0.8             0.9
                                                     -----------------------------------------------------------------------------
                                                       $     769.8    $     502.4    $     369.4    $     422.3     $     557.4
                                                     =============================================================================

o  Factors Affecting CEL Volume

   As the Company's borrowing costs have declined in recent years, CEL's ability to compete more effectively has increased significantly. In 1996, CEL booked $392.0 million of new business volume, representing a $150.9 million increase over 1995 bookings. At year end, CEL's backlog of business was $76.6 million, compared to $116.6 million at December 31, 1995.

   The Company is presently attempting to grow its CEL portfolio at a relatively faster rate than its commercial aircraft portfolio in order to achieve a better balance of its overall portfolio. Additionally, the Company is considering increasing the amount of its financings to foreign borrowers and lessees. For a discussion of additional risks associated with foreign financings, see "Cross-Border Outstandings."

   The following lists information on new business volume for the Company's CEL segment:

                                                                               Years ended December 31,
                                                     -----------------------------------------------------------------------------
   (Dollars in millions)                                  1996           1995           1994            1993           1992
   Finance leases                                      $     160.9    $     102.0    $      53.9    $      15.3     $      24.9
   Operating leases                                          107.0           70.5           24.3           22.9            18.2
   Notes receivable                                          124.1           68.6            5.9            3.3             7.6
                                                     -----------------------------------------------------------------------------
                                                       $     392.0    $     241.1    $      84.1    $      41.5     $      50.7
                                                     =============================================================================


Cross-Border Outstandings

The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" -- economic and political risk factors specific to the country of the borrower which may make the borrower unable or unwilling to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. The countries in which the Company's cross-border outstandings exceeded 1% of consolidated assets, net of domestic guaranties, consisted of the following at December 31, 1996, 1995 and 1994:


                                                                                      December 31,
                                                              --------------------------------------------------------------
                                                                  Finance         Notes        Operating
(Dollars in millions)                                             Leases       Receivable       Leases          Total
Country
1996
Indonesia                                                       $     120.8    $       -      $       -      $     120.8
Mexico                                                                 27.0            9.5           13.2           49.7
Italy                                                                   -              -             44.4           44.4
                                                              -------------------------------------------------------------
                                                                $     147.8    $       9.5    $      57.6    $     214.9
                                                              =============================================================
1995
Indonesia                                                       $     132.6    $       -      $       -      $     132.6
Italy                                                                   -              -             48.8           48.8
                                                              =============================================================
                                                                $     132.6    $       -      $      48.8    $     181.4
                                                              =============================================================
1994
Indonesia                                                       $     144.8    $       -      $       -      $     144.8
Japan                                                                   -             35.1            -             35.1
Mexico                                                                 21.4            -             23.9           45.3
                                                              -------------------------------------------------------------
                                                                $     166.2    $      35.1    $      23.9    $     225.2
                                                              =============================================================

At December 31, 1996 and 1994 there were no countries in which customer outstandings were between 0.75% and 1% of the Company's total assets. At December 31, 1995, the Company had equipment in Mexico under both a finance lease and an operating lease agreement with an aggregate net carrying amount of $15.6 million and equipment in Belgium under an operating lease agreement with a net carrying amount of $16.0 million, representing outstandings between 0.75% and 1% of the Company's total assets.

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1996:


(Dollars in millions)                                                                Domestic        Foreign          Total
Maturity Distribution
   1997                                                                            $     519.4     $      55.1     $     574.5
   1998                                                                                  197.6            41.9           239.5
   1999                                                                                  222.6            43.5           266.1
   2000                                                                                  172.8            43.7           216.5
   2001                                                                                  162.4            47.8           210.2
   2002 and thereafter                                                                   731.4           320.2         1,051.6
                                                                                 -------------------------------------------------
                                                                                   $   2,006.2     $     552.2     $   2,558.4
                                                                                 =================================================

Financing Receivables Due 1998 and Thereafter
   Fixed interest rates                                                            $   1,383.0     $     237.6     $   1,620.6
   Variable interest rates                                                               103.8           259.5           363.3
                                                                                 -------------------------------------------------
                                                                                   $   1,486.8     $     497.1     $   1,983.9
                                                                                 =================================================


Allowance for Losses on Financing Receivables and Credit Loss Experience


Analysis of Allowance for Losses on Financing Receivables

                                                                                     December 31,
                                                     -----------------------------------------------------------------------------
(Dollars in millions)                                     1996           1995           1994            1993           1992
Allowance for losses on financing
   receivables at beginning of year                    $      42.3    $      40.7    $      35.6    $      37.4     $      46.7
Provision for losses                                          14.2           12.2            9.9            8.6            19.1
Write-offs, net of recoveries                                 (6.0)         (10.6)          (4.9)         (10.4)          (27.4)
Other                                                         (1.9)           -              0.1            -              (1.0)
                                                     -----------------------------------------------------------------------------
Allowance for losses on financing
   receivables at end of year                          $      48.6    $      42.3    $      40.7    $      35.6     $      37.4
                                                     =============================================================================

Allowance as percent of total portfolio                        1.8%           2.1%           2.2%           1.9%            2.1%

Net write-offs as percent of average
   portfolio                                                   0.3%           0.6%           0.3%           0.6%            1.4%

More than 90 days delinquent:
   Amount of delinquent installments                   $       2.1    $      10.0    $       2.8    $       3.7     $       4.6
   Total receivables due from delinquent
      obligors                                         $      23.4    $      12.1    $      43.2    $     108.4     $      10.5
   Total receivables due from delinquent
      obligors as a percentage of total
      portfolio                                               0.9%           0.6%           2.4%           5.9%            0.6%

The portfolio at December 31, 1996 includes five CEL obligors and one airline obligor to which payment extensions have been granted. At December 31, 1996 payments so extended amounted to $7.7 million ($5.0 million airline-related), and the aggregate carrying amount of the related receivables was $282.6 million ($249.5 million airline-related).

Receivable Write-offs, Net of Recoveries by Segment

The following table summarizes the loss experience for the Company's continuing businesses:

                                                                        Years ended                    % of Respective
                                                                        December 31,                  Average Portfolio
                                                              ------------------------------------------------------------------
(Dollars in millions)                                              1996             1995            1996             1995
Commercial aircraft financing                                   $       -       $       5.0             -  %          0.37%
Commercial equipment leasing                                            3.0             1.7           0.51            0.41
                                                              ---------------------------------
                                                                $       3.0     $       6.7
                                                              =================================

In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $14.2 million and $12.2 million in 1996 and 1995 for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1996 to cover potential losses in the Company's total portfolio. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

The Company's receivable write-offs, net of recoveries, decreased in 1996 as compared to 1995 primarily attributable to certain aircraft that were repossessed during 1995.

Nonaccrual and Past Due Financing Receivables

Financing receivables accounted for on a nonaccrual basis consisted of the following at December 31:

(Dollars in millions)                                                                         1996            1995
Domestic                                                                                  $       1.6     $      17.0
Foreign                                                                                          13.8            13.6
                                                                                        ---------------------------------
                                                                                          $      15.4     $      30.6
                                                                                        =================================

Interest on receivables which are contractually past due 90 days or more as to principal and interest payments is being accrued for domestic financings of $0.9 million and $0.6 million at December 31, 1996 and 1995.


Borrowing Operations

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt, and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 7 of Notes to Consolidated Financial Statements included as Item 8.

The Company has a joint revolving credit agreement under which the Company may borrow up to $240 million, reduced by borrowings of up to $16 million that can be made by MDFS under this agreement. At December 31, 1996 and 1995, borrowings under commercial paper and uncommitted short-term bank facilities totaling $141.0 million and $10.0 million, respectively, were supported by available unused commitments under the revolving credit agreement. The Company also has available approximately $95 million in uncommitted, short-term bank credit facilities. At December 31, 1996 and 1995, there were no amounts outstanding under the revolving credit agreement.

The Company has an effective shelf registration statement relating to up to $750 million aggregate principal amount of debt securities. The Company established a $500 million medium-term note program under the shelf registration and, as of December 31, 1996, has issued and sold $490 million in aggregate principal amount of securities under the program. On January 15, 1997, the Company authorized the sale and issuance of the remaining $250 million aggregate principal amount of such securities under the shelf registration.

The following table sets forth the average debt of the Company by borrowing classification:



(Dollars in millions)
                                          Average                      Average                      Average
         Years ended                     Short-Term                   Long-Term                      Total
        December 31,                        Debt                         Debt                         Debt
            1996                   $        49.5                    $     1,501.0            $     1,550.5
            1995                            71.4                          1,183.6                  1,255.0
            1994                           108.0                          1,167.3                  1,275.3
            1993                           113.0                          1,153.7                  1,266.7
            1992                           118.2                          1,513.1                  1,631.3

The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                                     Weighted Average             Weighted Average             Weighted Average
         Years ended                    Short-Term                    Long-Term                   Total Debt
        December 31,                   Interest Rate                Interest Rate                Interest Rate
            1996                       5.66%                              7.60%                  7.56%
            1995                       6.34                               8.19                   8.12
            1994                       5.27                               8.76                   8.50
            1993                       5.97                               9.53                   9.19
            1992                      12.38                               8.75                   9.00

The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt. Currently, the Company's senior debt is rated A- and subordinated debt is rated BBB+ by both Standard and Poor's ("S&P") and Duff & Phelps Credit Rating Company ("DCR"). Moody's Investors Service ("Moody's") rates the Company's senior and subordinate debt Baa2 and Baa3, respectively. Commercial paper is rated A2, D1- and P2 by S&P, DCR and Moody's, respectively. On December 16, 1996, all three rating agencies placed the Company on review with positive implications.

Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.


Competition and Economic Factors

The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial equipment leasing and commercial aircraft financing segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and to the ability of the Company to utilize tax benefits attendant to leasing. See "Borrowing Operations" and "Relationship With McDonnell Douglas." Competitive factors also include, among other things, the Company's ability to be relatively flexible in its financing arrangements with new and existing customers.

The Company has in the past obtained a significant portion of its leasing business and notes receivable in connection with the lease or sale of McDonnell Douglas aircraft. The Company's relationship with McDonnell Douglas has in many cases presented opportunities for such business and has caused McDonnell Douglas to offer to the Company substantially all of the financing receivables taken by McDonnell Douglas upon the sale of its aircraft. See "Relationship With McDonnell Douglas." In past years many customers have obtained their financing for McDonnell Douglas aircraft through sources other than the Company or McDonnell Douglas, reflecting a broader range of competitive financing alternatives available to McDonnell Douglas customers. Consolidation in the United States airline industry as a result of bankruptcies and mergers has resulted in an increase in the concentration of the Company's McDonnell Douglas aircraft financings in a smaller number of larger airlines and there has been greater concentration of the Company's portfolio in commercial aircraft financing. With a larger portion of the portfolio concentrated in McDonnell Douglas aircraft financings, the risk to the Company resulting from any future declining creditworthiness of airlines has increased. See "Commercial Aircraft Financing Segment" and "Allowance for Losses on Financing Receivables and Credit Loss Experience."

Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation for noise abatement which will over time prohibit the use of older, noisier (Stage 2) aircraft in the United States by year end 2000, or an oversupply of aircraft for sale. In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value (including estimated lease values), which would result in recognition of a loss to the Company. At December 31, 1996, the Company's carrying amount of Stage 2 aircraft totaled $63.3 million (3.5% of the Company's total aircraft portfolio, including any aircraft held for sale or re-lease); however, all of the Company's Stage 2 aircraft will have book values approximating the aircraft's scrap value by the year 2000.

Although the Company is particularly subject to risks attendant to the airline and aircraft manufacturing industries, the ability of the Company to generate new business also is dependent upon, among other factors, the capital equipment requirements of United States and foreign businesses and the availability of capital.


Relationship With McDonnell Douglas

McDonnell Douglas is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 1996, McDonnell Douglas recorded revenues of $13.8 billion and net earnings of $788 million. At December 31, 1996, McDonnell Douglas had assets of $11.6 billion and shareholders' equity of $3.0 billion.

If the financial well-being of McDonnell Douglas (or any other future ultimate shareholder of the Company) were to decline significantly below current levels, the Company's ability to enter into significant amounts of new business in the future could be materially constrained. Two of the principal industry segments in which McDonnell Douglas operates, military aircraft and commercial aircraft, are especially competitive and have a limited number of customers. The commercial aircraft business is market sensitive, which causes disruptions in production and procurement and attendant costs, and requires large investments to develop new derivatives of existing aircraft or new aircraft. McDonnell Douglas announced in October 1996 that it decided not to build the MD-XX, a proposed new trijet, due to projected costs and other factors. McDonnell Douglas's market share of firm order backlog for new commercial aircraft has declined significantly in the past several years. McDonnell Douglas's commercial backlog decreased during 1996, while backlog for its two major competitors increased substantially. McDonnell Douglas's ability to generate additional orders is subject to its ability to operate successfully as a niche player. See "Commercial Aircraft Financing Segment," for further discussion of this risk. Approximately 39 percent of McDonnell Douglas's firm backlog for commercial aircraft is scheduled for delivery during 1997 and an additional 20 percent is scheduled during 1998. If difficulties recur in the commercial airline industry, airlines may decline deliveries of aircraft, request changes in delivery schedules, or default on contracts for firm orders. At December 31, 1996, McDonnell Douglas has provided $470.2 million of guaranties on the Company's aircraft portfolio, including first loss guaranties. In the event a substantial portion of the guaranties become payable and in the unlikely event that McDonnell Douglas is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the Company's earnings, cash flow or financial position. In addition, McDonnell Douglas is the obligor in a small number of the Company's commercial aircraft transactions and largely as a result thereof, at December 31, 1996, McDonnell Douglas was the lessee for $83.9 million of the Company's commercial aircraft portfolio.

For a further description of significant factors which may affect McDonnell Douglas, see McDonnell Douglas's Form 10-K for the year ended December 31, 1996 (Securities and Exchange Commission file number 1-3685). Until the Boeing-McDonnell Douglas merger is completed, its impact, if any, on the Company's relationship with McDonnell Douglas cannot be determined. Consummation of the Boeing-McDonnell Douglas merger would result in the Company having a new ultimate shareholder and this could result in significant changes in the Company's relationship with McDonnell Douglas and the Operating Agreement and tax arrangement discussed below.

o  Operating Agreement

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

   The Company has the option under the Operating Agreement to tender to McDonnell Douglas any McDonnell Douglas aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include McDonnell Douglas aircraft leased under a partnership arrangement in which the Company is one of the partners, or McDonnell Douglas aircraft subject to third party liens or other security interests, unless the Company and McDonnell Douglas determine that purchase by McDonnell Douglas is desirable. At December 31, 1996, the carrying amount of McDonnell Douglas aircraft potentially excluded by this provision amounted to approximately $48.2 million.

o  Federal Income Taxes

   The Company and McDonnell Douglas presently file a consolidated federal income tax return, with the consolidated tax payments, if any, being made by McDonnell Douglas. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by McDonnell Douglas to the Company or by the Company to McDonnell Douglas, as appropriate, equal to the difference between the consolidated tax liability and McDonnell Douglas's tax liability computed without consolidation with the Company. If, subsequent to any such payments by McDonnell Douglas, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to McDonnell Douglas any portion of such payments.

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

   The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. In some cases, the yields on receivables, without regard to tax benefits, may be less than the Company's related financing costs. To the extent that McDonnell Douglas would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them profitable without regard to McDonnell Douglas's utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. No assurances can be given that the Company would be successful in restructuring its financing activities. See "Competition and Economic Factors."

o  Intercompany Services

   McDonnell Douglas provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays McDonnell Douglas the actual cost. See Note 9 of Notes to Consolidated Financial Statements included as Item 8.

o  Intercompany Credit Arrangements

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

   The Company has an arrangement with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for periods up to 30 days at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1996 and 1995. During 1996, the Company did not borrow under this agreement and did not lend to McDonnell Douglas.

   Under a similar arrangement, the Company may borrow from MDFS, and MDFS may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $20.3 million and $3.7 million were outstanding at December 31, 1996 and 1995. During 1996, the Company's highest level of borrowings from MDFS and highest level of loans to MDFS were $40.5 million and $67.8 million, respectively.

   Under another arrangement, McDonnell Douglas Realty Company, a wholly-owned subsidiary of McDonnell Douglas, owed the Company $1.7 million and $14.6 million at December 31, 1996 and 1995. The note is payable on demand and accrues interest at a rate equal to a market rate of interest.


Item 2.  Properties

The Company leases all of its office space and other facilities. The Company's principal office is subleased from McDonnell Douglas, at fair market value. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


Item 3.  Legal Proceedings

 On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.


                                                          Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's preferred and common stock is owned by MDFS. In 1996, the Company did not declare or pay any dividends to MDFS on its common stock compared to dividends of $27.5 million declared and paid in 1995. The Company paid $3.5 million in dividends on its preferred stock in 1996 and 1995. Preferred stock dividends of $0.6 million payable to MDFS were accrued at December 31, 1996.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $68.4 million of the Company's income retained for growth was available for dividends at December 31, 1996.


Item 6.  Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1996 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:



                                                                               Years Ended December 31,
                                                     ------------------------------------------------------------------------------
(Dollars in millions)                                      1996           1995           1994           1993            1992

Financing volume                                       $     867.3     $     590.8    $     202.0    $     453.0    $       206.5
                                                     ==============================================================================

Operating income:
   Finance lease income                                $     118.6     $     104.3    $     100.7    $      90.1    $       113.0
   Interest on notes receivable                               24.4            27.2           29.4           38.9             47.9
   Operating lease income, net                                55.1            41.1           38.5           35.9             33.3
   Net gain on disposal or re-lease of assets                 19.6             8.7           11.1           23.7             37.1
   Postretirement benefit curtailment                          -               -              -              -                2.8
   Other                                                       3.8             9.3            7.1            8.3             17.4
                                                     ------------------------------------------------------------------------------
                                                             221.5           190.6          186.8          196.9            251.5
                                                     ------------------------------------------------------------------------------
Expenses:
   Interest expense                                          117.3           101.9          108.3          116.4            145.9
   Provision for losses                                       14.2            12.2            9.9            8.6             19.1
   Operating expenses                                         11.7            11.3           15.2           20.3             27.4
   Other                                                       3.4             4.9           12.3           12.4             14.3
                                                     ------------------------------------------------------------------------------
                                                             146.6           130.3          145.7          157.7            206.7
                                                     ------------------------------------------------------------------------------
Income from continuing operations before
   provision for income taxes and
   cumulative effect of accounting change                     74.9            60.3           41.1           39.2             44.8
Provision for income taxes                                    26.1            21.0           12.8           22.4             12.7
                                                     ------------------------------------------------------------------------------
Income from continuing operations before
   cumulative effect of accounting change                     48.8            39.3           28.3           16.8             32.1
Discontinued operations, net                                   -               -              -              -               (2.5)
Cumulative effect of accounting change                         -               -              -              -               (1.9)
                                                     ------------------------------------------------------------------------------
Net income                                             $      48.8     $      39.3    $      28.3    $      16.8    $        27.7
                                                     ==============================================================================

Dividends declared                                     $       3.5     $      31.0    $      30.5    $       3.6    $       105.8

Ratio of income to fixed charges(1)                            1.62            1.57           1.37           1.33             1.30

Balance sheet data:
   Total assets                                        $   2,666.6     $   2,049.6    $   1,929.6    $   2,055.5    $     1,999.0
   Total debt                                              1,850.2         1,339.7        1,215.1        1,361.2          1,330.4
   Shareholder's equity                                      325.5           280.2          271.9          269.4            256.4

Dividends accrued on preferred stock at
   year end                                            $       0.6     $       0.6    $       0.6    $       0.6    $         0.5
---------------

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

From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-K, and particularly in Items 1, 3 and 7, may contain forward-looking information. The subject matter of such statements may include, but are not limited to, the consummation of the Boeing-McDonnell Douglas merger and its possible effects, future earnings, costs, expenditures, losses, residual values, and various business environment trends. In addition to those contained herein, forward-looking statements and properties may be made by management orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the timing and consummation of the Boeing-McDonnell Douglas merger and the Company's relationship with McDonnell Douglas as well as its new ultimate shareholder, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties, and legal proceedings.

Capital Resources and Liquidity

The Company has significant liquidity requirements. The Company attempts to fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has a $240 million revolving credit agreement which is reduced by borrowings of up to $16 million made by MDFS. At December 31, 1996 and 1995, borrowings under commercial paper and uncommitted short-term bank facilities totaling $141.0 million and $10.0 million, respectively, were supported by available unused commitments under the revolving credit agreement. The Company also accesses the public debt market and anticipates using proceeds from the issuance of additional public debt to fund future growth. In 1996, the Company issued $355.0 million of public senior and subordinated unsecured notes. See "Item 1. Business
- Borrowing Operations."


1996 vs. 1995

Finance lease income increased $14.3 million (13.7%) in 1996 compared to 1995, primarily attributable to increased volume for 1996 and the 1995 fourth quarter financings of two MD-11aircraft.

Interest on notes receivable in 1996 was $2.8 million (10.3%) lower than 1995, primarily attributable to aircraft repossessed under defaulted loans and leased in 1995 and notes that matured in 1995.

Operating lease income, net of depreciation expense, increased $14.0 million (34.1%) in 1996 compared to 1995, primarily attributable to the March 1996 financing of two MD-11s and the March 1995 financing of two MD-82 aircraft under operating lease agreements.

Net gain on disposal or re-lease of assets increased $10.9 million (greater than 125%) in 1996 compared to 1995, attributable primarily to equipment sales within the commercial equipment leasing portfolio and sales within the commercial aircraft financing portfolio.

Interest expense increased $15.4 million (15.1%) in 1996 compared to 1995, primarily attributable to a higher level of debt borrowings in 1996, resulting from increased financing activity.

Provision for losses increased $2.0 million (16.4%) during 1996 compared to 1995, primarily attributable to increased financing activity.


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

Other income increased $2.2 million (31.0%) during 1995 compared to 1994, primarily attributable to a $1.0 million gain recognized in 1995 related to a debt maturity, and $0.6 million recognized in 1995 related to certain arrangements in connection with the Company's deferral agreement with TWA.

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

                         Report of Independent Auditors


Shareholder and Board of Directors
McDonnell Douglas Finance Corporation

We have audited the accompanying consolidated balance sheet of McDonnell Douglas Finance Corporation (a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonnell Douglas Finance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income and income retained for growth, and cash flows for the years ended December 31, 1993 and 1992 (none of which are presented separately herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1996, appearing on pages 19 - 20 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.


/s/ ERNST & YOUNG LLP

January 22, 1997


McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet


                                                                                             December 31,
(Dollars in millions, except stated value and par value)                               1996                 1995
-------------------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
       Investment in finance leases                                                 $    1,631.2         $    1,249.7
       Notes receivable                                                                    308.9                263.5
                                                                               ------------------------------------------
                                                                                         1,940.1              1,513.2
       Allowance for losses on financing receivables                                       (48.6)               (42.3)
                                                                               ------------------------------------------
                                                                                         1,891.5              1,470.9
    Cash and cash equivalents                                                               16.9                 12.6
    Equipment under operating leases, net                                                  689.5                475.5
    Equipment held for sale or re-lease                                                     14.0                 28.6
    Accounts with McDonnell Douglas and MDFS                                                 -                   18.5
    Other assets                                                                            54.7                 43.5
                                                                               ------------------------------------------
                                                                                    $    2,666.6         $    2,049.6
                                                                               ==========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                        $      161.3         $       13.7
    Accounts payable and accrued expenses                                                   47.7                 41.8
    Other liabilities                                                                      103.0                 82.5
    Deferred income taxes                                                                  340.2                305.4
    Long-term debt:
       Senior                                                                            1,594.1              1,206.3
       Subordinated                                                                         94.8                119.7
                                                                               ------------------------------------------
                                                                                         2,341.1              1,769.4
                                                                               ------------------------------------------

    Commitments and contingencies -- Note 8

    Shareholder's equity:
       Preferred stock -- no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and outstanding
         10,000 shares                                                                      50.0                 50.0
       Common stock $100 par value; authorized 100,000 shares; issued and
         outstanding 50,000 shares                                                           5.0                  5.0
       Capital in excess of par value                                                       89.5                 89.5
       Income retained for growth                                                          181.0                135.7
                                                                               ------------------------------------------
                                                                                           325.5                280.2
                                                                               ------------------------------------------
                                                                                    $    2,666.6         $    2,049.6
                                                                               ==========================================

See notes to consolidated financial statements.


McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth

                                                                                    Years Ended December 31,
 (Dollars in millions)                                                        1996            1995             1994
-----------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME
        Finance lease income                                               $     118.6     $     104.3      $    100.7
        Interest income on notes receivable                                       24.4            27.2            29.4
        Operating lease income, net of depreciation expense of $57.6,
          $48.2 and $39.9 in 1996, 1995 and 1994, respectively                    55.1            41.1            38.5
        Net gain on disposal or re-lease of assets                                19.6             8.7            11.1
        Other                                                                      3.8             9.3             7.1
                                                                         --------------- ---------------- ---------------
                                                                                 221.5           190.6           186.8
                                                                         --------------- ---------------- ---------------

 EXPENSES
        Interest expense                                                         117.3           101.9           108.3
        Provision for losses                                                      14.2            12.2             9.9
        Operating expenses                                                        11.7            11.3            15.2
        Other                                                                      3.4             4.9            12.3
                                                                         --------------- ---------------- ---------------
                                                                                 146.6           130.3           145.7
                                                                         --------------- ---------------- ---------------
 Income before provision for income taxes                                         74.9            60.3            41.1
 Provision for income taxes                                                       26.1            21.0            12.8
                                                                         --------------- ---------------- ---------------
 Net income                                                                       48.8            39.3            28.3
 Income retained for growth at beginning of year                                 135.7           127.4           129.6
 Dividends                                                                        (3.5)          (31.0)          (30.5)
                                                                         --------------- ---------------- ---------------
 Income retained for growth at end of year                                 $     181.0     $     135.7    $      127.4
                                                                         =============== ================ ===============

See notes to consolidated financial statements.


McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows

                                                                                    Years Ended December 31,
(Dollars in millions)                                                        1996             1995            1994
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                            $      48.8     $     39.3       $      28.3
     Adjustments to reconcile net income to net cash provided by (used
       in) operating activities:
         Depreciation expense - equipment under operating leases                  57.6           48.2              39.9
         Net gain on disposal or re-lease of assets                              (19.6)          (8.7)            (11.1)
         Provision for losses                                                     14.2           12.2               9.9
         Change in assets and liabilities:
           Accounts with McDonnell Douglas and MDFS                               18.5           26.4              25.5
           Other assets                                                          (11.2)          40.4               5.8
           Accounts payable and accrued expenses                                   5.9            8.8             (18.5)
           Other liabilities                                                      20.5          (10.0)             18.0
           Deferred income taxes                                                  34.8           (0.7)              7.2
         Other, net                                                               (1.7)           0.4               9.2
                                                                        -------------------------------------------------
                                                                                 167.8          156.3             114.2
                                                                        -------------------------------------------------

INVESTING ACTIVITIES
     Net change in short-term notes and leases receivable                        (91.2)          60.6             (58.6)
     Purchase of equipment for operating leases                                 (303.9)        (155.7)            (40.0)
     Proceeds from disposition of equipment, notes and leases                    109.8          109.6             109.0
         receivable
     Collection of notes and leases receivable                                   172.2          181.6             170.5
     Acquisition of notes and leases receivable                                 (557.2)        (435.6)           (179.0)
                                                                        -------------------------------------------------
                                                                                (670.3)        (239.5)              1.9
                                                                        -------------------------------------------------

FINANCING ACTIVITIES
     Net change in short-term borrowings                                         147.6          (90.1)            (98.8)
     Debt having maturities more than 90 days:
         Proceeds                                                                608.7          572.8             229.9
         Repayments                                                             (246.0)        (358.0)           (280.1)
     Payment of cash dividends                                                    (3.5)         (42.0)            (19.5)
                                                                        -------------------------------------------------
                                                                                 506.8           82.7            (168.5)
                                                                        -------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   4.3           (0.5)            (52.4)
Cash and cash equivalents at beginning of year                                    12.6           13.1              65.5
                                                                        =================================================
Cash and cash equivalents at end of year                                   $      16.9     $     12.6       $      13.1
                                                                        =================================================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1996


Note 1 -- Organization and Summary of Significant Accounting Policies

Organization McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing. The commercial aircraft financing segment provides customer financing services to McDonnell Douglas components, primarily Douglas Aircraft Company, and also provides financing for the acquisition of non- McDonnell Douglas aircraft. The commercial equipment leasing segment is principally involved in large financing and leasing transactions for a diversified range of equipment.

Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash Equivalents The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 and 1995 were $15.3 million and $10.0 million. At December 31, 1996 and 1995, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $42.5 million and $37.2 million for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations, and security against recourse provisions related to certain note and lease receivable sales.

Allowance for Losses on Financing Receivables The allowance for losses on financing receivables includes consideration of such factors as the risk rating of individual credits, economic and political conditions, guaranties, prior loss experience and results of periodic credit reviews.

Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease at the lower of the former receivable amount or estimated net realizable value.

Equipment Under Operating Leases Rental equipment subject to operating leases is recorded at cost and depreciated over its useful life or lease term to an estimated salvage value, primarily on a straight-line basis.

During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption thereof had no material effect on the Company's financial position or operating results.

Income Taxes The operations of the Company are included in the consolidated federal income tax return of McDonnell Douglas. McDonnell Douglas presently charges or credits the Company for the corresponding increase or decrease in McDonnell Douglas's taxes resulting from such inclusion. Intercompany payments are made when such taxes are due or tax benefits are realized by McDonnell Douglas based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts in excess of such forecast due in the year realized by McDonnell Douglas.

Taxes on income are computed at current tax rates after adjusting income for items that do not have tax consequences. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Note 2 -- Proposed Merger with The Boeing Company

On December 14, 1996, McDonnell Douglas and The Boeing Company ("Boeing") entered into a definitive agreement whereby a wholly owned subsidiary of Boeing will merge into McDonnell Douglas in a stock-for-stock transaction, as a result of which McDonnell Douglas will become a wholly owned subsidiary of Boeing. Under the terms of the transaction, McDonnell Douglas shareholders will receive
0.65 share (1.3 shares if the previously announced Boeing 2-for-1 stock split is approved by Boeing shareholders prior to consummation of the merger) of Boeing common stock for each share of McDonnell Douglas common stock. The transaction is subject to approval by the shareholders of both companies and certain regulatory agencies; it is expected to close as early as mid-1997.

Note 3 -- Investment in Finance Leases

The following lists the components of the investment in finance leases at December 31:


(Dollars in millions)                                                                        1996             1995
Minimum lease payments receivable                                                        $   2,252.1       $   1,687.0
Estimated residual value of leased assets                                                      423.6             309.4
Unearned income                                                                             (1,047.7)           (749.6)
Deferred initial direct costs                                                                    3.2               2.9
                                                                                       ----------------------------------
                                                                                         $   1,631.2       $   1,249.7
                                                                                       ==================================

The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:


(Dollars in millions)                                                                        1996             1995
Minimum lease payments receivable                                                        $     568.1       $     417.4
Estimated residual value of leased assets                                                       83.3              54.6
Unearned income                                                                               (300.8)           (217.8)
Deferred initial direct costs                                                                    0.7               0.6
                                                                                       ----------------------------------
                                                                                         $     351.3       $     254.8
                                                                                       ==================================

At December 31, 1996, finance lease receivables of $63.3 million serve as collateral to senior long-term debt.

At December 31, 1996, finance lease receivables are due in installments as follows: 1997, $504.7 million; 1998, $216.1 million; 1999, $237.9 million; 2000,
$190.7 million; 2001, $173.0 million; 2002 and thereafter, $929.7 million.

Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1996 and 1995, the carrying amount of this aircraft was $28.5 million and $30.1 million.


Note 4 -- Notes Receivable

The following lists the components of notes receivable at December 31:


(Dollars in millions)                                                                        1996             1995
Principal                                                                                  $   306.3         $  261.7
Accrued interest                                                                                 2.8              2.1
Unamortized discount                                                                            (0.8)            (0.9)
Deferred initial direct costs                                                                    0.6              0.6
                                                                                       ---------------------------------
                                                                                           $   308.9         $  263.5
                                                                                       =================================

At December 31, 1996,  notes  receivables  are due in  installments  as follows:
1997,  $69.7 million;  1998,  $23.5 million;  1999,  $28.1 million;  2000, $25.8 million; 2001, $37.3 million; 2002 and thereafter, $121.9 million.

The $100.0 million aircraft purchase bridge facility made available by the Company to ValuJet Airlines, Inc. ("ValuJet") in 1995 was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to ValuJet of the first scheduled new McDonnell Douglas MD-95 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1996. At December 31, 1995, receivables outstanding pursuant to this agreement totaled $8.7 million.


Note 5 -- Equipment Under Operating Leases

Equipment under operating leases consisted of the following at December 31:


(Dollars in millions)                                                                      1996             1995
Commercial aircraft                                                                     $     543.7     $     364.1
Executive aircraft                                                                            153.9            99.5
Highway vehicles                                                                               61.7            70.9
Printing equipment                                                                             50.7            34.1
Machine tools and production equipment                                                         34.1            30.2
Other                                                                                          16.4            18.2
                                                                                      ---------------------------------
                                                                                              860.5           617.0
Accumulated depreciation                                                                     (158.9)         (132.7)
Rentals receivable                                                                             11.6             7.3
Deferred lease income                                                                         (25.0)          (17.3)
Deferred initial direct costs                                                                   1.3             1.2
                                                                                      ---------------------------------
                                                                                        $     689.5     $     475.5
                                                                                      =================================

At December 31, 1996, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 1997, $112.8 million; 1998, $95.7 million; 1999, $81.4 million; 2000, $60.4 million; 2001, $52.8 million; 2002 and thereafter, $392.7 million.

At December 31, 1996, equipment under operating leases of $8.7 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $203.1 million at December 31, 1996, relate to commercial aircraft leased by the Company under capital lease obligations.

Under an operating lease agreement, the Company leases two MD-82 aircraft to McDonnell Douglas. The leases require quarterly rent payments of $1.0 million through May 31, 2002. At December 31, 1996, the carrying amount of these aircraft was $26.5 million. Prior to 1996, the Company leased four MD-82 aircraft to McDonnell Douglas. At December 31, 1995, the carrying amount of these aircraft was $54.0 million.

During 1996, the Company entered into an operating lease agreement, to lease a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payment of $0.4 million through 2004. At December 31, 1996, the carrying amount of this aircraft was $28.9 million.

Under a separate operating lease agreement, the Company leases an executive aircraft to McDonnell Douglas. The lease requires monthly rent payments of $0.2 million through January 2002. At December 31, 1996 and 1995, the carrying amount of this aircraft was $15.6 million and $16.2 million.


Note 6 -- Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:


(Dollars in millions)                                                        1996             1995            1994
Current:
     Federal                                                              $   (12.8)      $    18.5        $      3.0
     State                                                                      4.1             3.2               2.6
                                                                        -------------------------------------------------
                                                                               (8.7)           21.7               5.6
                                                                        -------------------------------------------------
Deferred:
     Federal                                                                   34.8            (0.7)              7.2
                                                                        -------------------------------------------------
                                                                          $    26.1       $    21.0        $     12.8
                                                                        =================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:


(Dollars in millions)                                                                       1996             1995
Deferred tax assets:
    Allowance for losses                                                                 $     17.0       $     14.8
    Other                                                                                       6.0              5.2
                                                                                      ----------------------------------
                                                                                               23.0             20.0
                                                                                      ----------------------------------
Deferred tax liabilities:
    Leased assets                                                                            (358.5)          (322.8)
    Other                                                                                      (4.7)            (2.6)
                                                                                      ----------------------------------
                                                                                             (363.2)          (325.4)
                                                                                      ----------------------------------
Net deferred tax liability                                                               $   (340.2)      $   (305.4)
                                                                                      ==================================

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:


(Dollars in millions)                                                        1996             1995            1994
Tax computed at federal statutory rate                                     $     26.2      $     21.1       $     14.4
State income taxes, net of federal tax benefit                                    2.6             2.1              1.7
Foreign sales corporation benefit                                                (1.5)           (2.1)             -
Effect of foreign tax rates                                                       -               -                1.6
United States tax effect from the sale of MD Bank                                 -               -               (3.2)
Effect of investment tax credits                                                 (0.7)           (0.9)            (0.8)
Other                                                                            (0.5)            0.8             (0.9)
                                                                        =================================================
                                                                           $     26.1      $     21.0       $     12.8
                                                                        =================================================

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

MDFS is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1986 through 1992. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

The Company received income tax refunds from MDC of $15.4 million and $2.1 million in 1996 and 1995. The Company made income tax payments to MDC of $15.2 million in 1994.


Note 7 -- Indebtedness

Short-term notes payable consisted of the following at December 31:

                                                                                          Weighted Average Interest
                                                                                             Rate at End of Year
                                                             Balance at End of Year
                                                          -------------------------------------------------------------
(Dollars in millions)                                         1996           1995            1996           1995

Commercial paper                                            $     96.0    $       -           6.43%           -   %
Uncommitted credit facilities                                     45.0           10.0         6.02           6.05
MDFS                                                              20.3            3.7         5.75           6.38
                                                          ------------------------------
                                                            $    161.3    $      13.7
                                                          ==============================

During 1996, MDFS and the Company amended their joint revolving credit agreement to provide, among other things, for increased borrowing capacity and to extend the maturity date to August 2001. Under the amended agreement, the Company may borrow a maximum of $240.0 million, reduced by MDFS borrowings under this same agreement, which are limited to $16.0 million. The interest rate, at the option of MDFS or the Company, is either a floating rate, generally based on a defined prime rate, or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1996. At December 31, 1996 and 1995, borrowings under commercial paper and uncommitted short-term bank facilities totaling $141.0 million and $10.0 million, respectively, were supported by available unused commitments under the revolving credit agreement.

The Company has available approximately $95.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1996 and 1995, borrowings on these credit facilities totaled $45.0 million and $10.0 million.

Senior long-term debt consisted of the following at December 31:


(Dollars in millions)                                                                         1996            1995

7.0% Notes due through 1996                                                               $       -        $       0.3
7.0% Notes due through 1998, net of discount based on imputed
    interest rate of 10.88%                                                                       1.0              1.8
Variable rate note due 1998                                                                      15.0             15.0
3.9% Notes due through 1999, net of discount based on imputed
    interest rates of 9.15% - 10.6%                                                               4.7              6.3
5.75% - 6.875% Notes due through 2000, net of discount based on
    imputed interest rates of 9.75% - 11.4%                                                       6.7              8.4
6.9% - 9.4% Notes due through 2001                                                               54.1             69.8
5.0% - 8.375% Retail medium term notes due through 2011                                          76.5             84.5
5.48% - 13.55% Medium term notes due through 2017                                               960.2            773.8
Capital lease obligations due through 2008                                                      475.9            246.4
                                                                                        ---------------------------------
                                                                                          $   1,594.1      $   1,206.3
                                                                                        =================================

Subordinated long-term debt consisted of the following at December 31:

(Dollars in millions)                                                                         1996            1995
9.26% Note due 1996                                                                       $       -        $       5.0
12.35% Note due 1996                                                                              -               10.0
5.48% - 8.31% Medium term notes due through 2004                                                 94.8            104.7
                                                                                        ---------------------------------
                                                                                          $      94.8      $     119.7
                                                                                        =================================

The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. The Company believes it has no market rate risk as the interest rate swaps are matched with specific debt.
Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. At December 31, 1996, the Company had interest rate swap agreements outstanding as follows:

                                      Contract          Notional
(Dollars in millions)                 Maturity         Principal           Receive Rate                Pay Rate
Capital lease obligations            2006 - 2008      $    399.9            Floating(1)             6.65% - 7.599%
Medium term notes                       1997                20.0            Floating(1)                  6.65%
Medium term notes                    2000 - 2001            50.0           6.83% - 8.61%              Floating(1)
-------------

       (1) Floating rates are based on LIBOR or Federal Funds.

As  of  December  31,  1996,   $55.1  million  of  senior   long-term  debt  was
collateralized by equipment. This debt is composed of the 7.0% Notes due through 1998 and the 6.9% - 9.4% Notes due through 2001.

Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:

                                                                                        Long-Term           Capital
(Dollars in millions)                                                                      Debt             Leases
1997                                                                                   $     176.8        $      72.1
1998                                                                                         228.3               72.1
1999                                                                                         204.8               69.3
2000                                                                                         137.8               87.8
2001                                                                                         142.8               67.5
2002 and thereafter                                                                          327.6              347.3
                                                                                    -------------------------------------
                                                                                           1,218.1              716.1
Deferred debt expenses                                                                        (5.1)              (0.5)
Imputed interest                                                                               -               (239.7)
                                                                                    -------------------------------------
                                                                                       $   1,213.0        $     475.9
                                                                                    =====================================

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $68.4 million of the Company's income retained for growth was available for dividends at December 31, 1996.

Interest payments totaled $113.9 million in 1996, $99.2 million in 1995 and $110.8 million in 1994.


Note 8 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Trans World Airlines, Inc. "(TWA") accounted for $249.5 million (9.5% of total Company portfolio) and $279.9 million (14.1% of total Company portfolio) at December 31, 1996 and 1995. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. McDonnell Douglas provides guaranties to the Company under the various lease agreements between the Company and TWA. At December 31, 1996, the maximum aggregate coverage under such guaranties was $45.6 million. In addition, McDonnell Douglas provides supplemental guaranties in favor of the Company for up to an additional $10.0 million of the Company's financings to TWA. These guaranties supplement individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1998, but may be extended under certain limited circumstances. The reorganization plan and TWA's current financial condition have not had and, assuming TWA's financial condition does not further deteriorate, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

A United States based operator of commuter aircraft is in arrears in the payment of rent under the lease of two Embraer Brasilia commuter aircraft. The airline has stated that it will submit to the Company a proposal for repayment of the delinquent sums. The net asset value of the aircraft leased to this airline at December 31, 1996, totaled $14.4 million. The Company does not expect to suffer a material adverse impact on its earnings, cash flow, or financial condition on the account of this transaction.

At December 31, 1996 and 1995, the Company had commitments to provide leasing and other financing totaling $76.6 million and $116.6 million.

In conjunction with prior asset dispositions, at December 31, 1996, the Company is subject to a maximum recourse of $28.5 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1996, the Company had guaranteed the repayment of $7.0 million in capital lease obligations associated with a 50% partner.

The Company's principal office is leased from McDonnell Douglas under an operating lease agreement, expiring in 1999. Rent expense for all office leases under operating lease agreements in 1996, 1995 and 1994 totaled $0.3 million, $0.9 million and $1.1 million. At December 31, 1996, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregate $1.8 million.


Note 9 -- Transactions with McDonnell Douglas and MDFS

Accounts with McDonnell Douglas and MDFS consisted of the following at December 31:

(Dollars in millions)                                                                   1996              1995
Note receivable                                                                     $      1.7       $     14.6
Federal income tax receivable                                                              6.7              0.7
State income tax payable                                                                  (3.5)            (0.7)
Other receivables (payables)                                                              (4.9)             3.9
                                                                                  ------------------------------------
                                                                                    $      -         $     18.5
                                                                                  ====================================

The Company has arrangements with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for periods up to 30 days at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1996 and 1995.

Under a similar arrangement, the Company may borrow from MDFS and MDFS and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under these arrangements, borrowings of $20.3 million and $3.7 million were outstanding at December 31, 1996 and 1995.

At December 31, 1996 and 1995, the Company had a note receivable from McDonnell Douglas Realty Company, a wholly owned subsidiary of McDonnell Douglas, of $1.7 million and $14.6 million. The note is payable on demand and accrues interest at a rate equal to a market rate of interest.

During 1995, the Company sold, at net book value, McDonnell Douglas aircraft subject to direct finance leases to MDFS totaling $60.1 million.

During 1996, 1995 and 1994, the Company purchased aircraft subject to leases from McDonnell Douglas in the amount of $501.9 million, $276.8 million and $227.1 million, respectively. During 1996, 1995 and 1994, the Company recorded operating income from McDonnell Douglas relating to financings aggregating $14.9 million, $16.2 million and $14.8 million, respectively.

At December 31, 1996 and 1995, $470.2 million and $285.2 million of the commercial aircraft financing portfolio was guaranteed by McDonnell Douglas. Fees related to these guaranties that were paid to McDonnell Douglas totaled
$1.6 million, $1.9 million and $0.9 million in 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Company collected $2.1 million, $0.5 million and $1.7 million, respectively, under these guaranties.

The Series A Preferred Stock is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1996 and 1995.

Substantially all employees of McDonnell Douglas and its subsidiaries are members of defined benefit pension plans and insurance plans. McDonnell Douglas also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. McDonnell Douglas generally charges the Company with the actual cost of these plans attributable to the Company's employees which are included with other McDonnell Douglas charges for support services and reflected in operating expenses. McDonnell Douglas charges for services provided during 1996, 1995 and 1994 totaled $1.3 million, $1.1 million and $0.9 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $0.9 million, $1.2 million and $0.2 million in 1996, 1995 and 1994, respectively.


Note 10 -- Fair Value of Financial Instruments

The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Notes Receivable Fair values for variable rate notes that reprice frequently and with no significant change in credit risk are based on carrying values. The fair values of fixed rate notes are estimated in discounted cash flow analyses, with the use of interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

Short and Long-Term Debt Carrying amounts of borrowings under the short-term revolving credit agreements approximate their fair value. The fair values of long-term debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analyses, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Hedges The fair values of the Company's interest rate swaps are based on quoted market prices of comparable instruments.

Financing Commitments Risks associated with changes in interest rates are minimized during the commitment term because the rates are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.

The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                1996                               1995
                                                ------------------------------------------------------------------------
                                                              Assets (Liabilities)               Assets (Liabilities)
                                                            -------------------------           ------------------------
                                                  Notional    Carrying      Fair      Notional   Carrying      Fair
(Dollars in millions)                              Amount      Amount      Value       Amount     Amount      Value
ASSETS
   Cash and cash equivalents                      $    -      $   16.9    $   16.9    $    -      $   12.6   $   12.6
   Notes receivable                                    -         308.9       317.0         -         263.5      270.0
                                                       -                                   -
LIABILITIES
   Short-term notes payable to banks                   -        (161.2)     (161.2)        -         (13.7)     (13.7)
   Long-term debt:
     Senior, excluding capital lease
       obligations                                     -      (1,136.5)   (1,154.3)        -        (976.8)  (1,025.7)
     Subordinated                                      -         (97.8)      (99.2)        -        (123.5)    (127.8)

OFF BALANCE SHEET INSTRUMENTS
   Commitments to extend credit                      (76.6)        -         (76.6)     (116.6)        -       (116.6)
   Interest rate swaps                               469.9         -          (3.1)      208.4         -        (11.8)



Note 11 -- Segment Information and Concentration of Credit Risk

The Company's financing and leasing portfolio consisted of the following at December 31:


(Dollars in millions)                                                    1996                          1995
Commercial aircraft financing:
       MDC aircraft financing                                  $  1,617.5        61.5%       $  1,225.1         61.6%
       Other commercial aircraft financing                          197.4         7.5             180.6          9.1
                                                            --------------------------------------------------------------
                                                                  1,814.9        69.0           1,405.7         70.7
                                                            --------------------------------------------------------------
Commercial equipment leasing:
       Transportation equipment                                     109.1         4.2              58.3          2.9
       Printing and publishing                                       57.7         2.2              35.7          1.8
       Transportation services                                       57.2         2.2              69.3          3.5
       Other                                                        545.8        20.7             339.1         17.0
                                                            --------------------------------------------------------------
                                                                    769.8        29.3             502.4         25.2
                                                            --------------------------------------------------------------
Other                                                                44.9         1.7              80.6          4.1
                                                            --------------------------------------------------------------
Total portfolio                                                $  2,629.6       100.0%       $  1,988.7        100.0%
                                                            ==============================================================

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $316.1 million (12.0% of total Company portfolio) and $220.4 million (11.1% of total Company portfolio) at December 31, 1996 and 1995. The second largest commercial aircraft financing customer accounted for $279.4 million (10.6% of total Company portfolio) and $182.7 million (9.2% of total Company portfolio) at December 31, 1996 and 1995. The five largest commercial aircraft financing customers accounted for $1,172.4 million (44.6% of total Company portfolio) and $865.2 million (43.5% of total Company portfolio) at December 31, 1996 and 1995. At December 31, 1996 and 1995, there were no significant concentrations by customer within the commercial equipment leasing portfolio.

In 1996, 1995 and 1994, a single aircraft financing customer accounted for 18.0%, 21.6% and 19.8% of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income.

The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years ending December 31 is as follows:

(Dollars in millions)                                                        1996             1995            1994
Operating income:
   Commercial aircraft financing                                          $     145.2     $     123.5      $     120.9
   Commercial equipment leasing                                                  68.1            52.7             49.6
   Other                                                                          7.5            12.4             15.6
   Corporate                                                                      0.7             2.0              0.7
                                                                        -------------------------------------------------
                                                                          $     221.5     $     190.6      $     186.8
                                                                        =================================================

Income (loss) before taxes on income:
   Commercial aircraft financing                                          $      55.2     $      36.2      $      26.6
   Commercial equipment leasing                                                  25.4            27.2             27.7
   Other                                                                          0.7             1.4             (5.3)
   Corporate                                                                     (6.4)           (4.5)            (7.9)
                                                                        -------------------------------------------------
                                                                          $      74.9     $      60.3      $      41.1
                                                                        =================================================

Identifiable assets at December 31:
   Commercial aircraft financing                                          $   1,844.6     $   1,443.6      $   1,364.1
   Commercial equipment leasing                                                 767.0           507.3            382.7
   Other                                                                         53.2            97.3            160.2
   Corporate                                                                      1.8             1.4             22.6
                                                                        -------------------------------------------------
                                                                          $   2,666.6     $   2,049.6      $   1,929.6
                                                                        =================================================

Depreciation expense - equipment under operating leases:
   Commercial aircraft financing                                          $      35.1     $      26.2      $      17.2
   Commercial equipment leasing                                                  22.5            22.0             22.2
   Other                                                                          -               -                0.5
                                                                        -------------------------------------------------
                                                                          $      57.6     $      48.2      $      39.9
                                                                        =================================================

Equipment acquired for operating leases, at cost:
   Commercial aircraft financing                                          $     196.9     $      85.2      $      15.7
   Commercial equipment leasing                                                 107.0            70.5             24.3
                                                                        -------------------------------------------------
                                                                                303.9     $     155.7      $      40.0
                                                                        =================================================

Operating income from financing of assets located outside the United States totaled $45.5 million, $45.7 million and $41.7 million in 1996, 1995 and 1994, respectively.

McDonnell Douglas Finance Corporation and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts

 (Dollars in millions)
                            Balance              Charged
    Allowance for             at                   to                                                           Balance
      Losses on            Beginning              Costs                                                         at End
      Financing               of                   and                                                            of
     Receivables             Year               Expenses               Other            Deductions(1)            Year

        1996           $      42.3          $      14.2          $      (1.9)         $      (6.0)         $      48.6

        1995           $      40.7          $      12.2          $       -            $     (10.6)         $      42.3

        1994           $      35.6          $       9.9          $       0.1          $      (4.9)         $      40.7

-----------------------------

      (1) Write-offs net of recoveries



Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

         None.


                                                       Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                   Page Number
                                                                   in Form 10-K
  (a) 1.   Financial Statements:
             Report of Independent Auditors..................................23
             Consolidated Balance Sheet at December 31, 1996 and 1995........24
             Consolidated Statement of Income and Income Retained for
               Growth for the Years Ended December 31, 1996,
               1995and 1994..................................................25
             Consolidated Statement of Cash Flows for the Years Ended
               December 31, 1996, 1995 and 1994..............................26
             Notes to Consolidated Financial Statements......................27

      2.   Financial Statement Schedules:

           Schedule II -- Valuation and Qualifying Accounts..................40

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

      4.1 Indenture, dated as of April 1, 1983, between the Company and Bankers Trust Company, incorporated herein by reference to
           Exhibit 4(a) to the Company's Form S-3 Registration Statement (File No. 2-83007).

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

      4.6  Form of Series II Medium Term Note, incorporated by reference to
           Exhibit 4(c) to the Form 8-K of the Company dated as of August 22, 1983.

      4.7 Form of Series III Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Company's Form
           S-3 Registration Statement (File No. 2-98001).

      4.8 Form of Series V Medium Term Note, incorporated herein by reference to Exhibit 4(b) to the Company's Form S-3 Registration (File No. 33-13735).

      4.9  Form of Series VI Medium Term Note, incorporated by reference to
           Exhibit 4 to the Form S-3 Registration Statement of the Company, as filed with the SEC on April 24, 1987.

      4.10 Form of Series VII Medium Term Note, incorporated by reference to
           Exhibit 4 to the Form S-3 Registration
           Statement of the Company, as filed with the SEC on April 24, 1987.

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

      10.2 Operating Agreement, effective as of February 8, 1989, by and between the Company and MDFS, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1989.

      10.3 By-Laws of McDonnell Douglas, as amended March 6, 1996, incorporated by reference from McDonnell Douglas's Exhibit 3.2 to its Form 10-K Report for the year ended December 31, 1995 (file No. 1-3685).

      10.4 Supplemental Guaranty Agreement, dated as of December 30, 1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1993.

      10.5 Amendment No. 1 to Supplemental Guaranty Agreement, dated as of March 28, 1996.

      10.6 Guaranty Amendment Agreement, dated as of June 28, 1996, by and between the Company and McDonnell Douglas.

      10.7 Supplemental Guaranty Agreement, dated as of December 30, 1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994.

      10.8 Amendment No. 1 to Supplemental Guaranty Agreement, dated as of March 28, 1996, between the Company and McDonnell Douglas.

      10.9 Agreement, dated as of December 30, 1994, by and between the Company and McDonnell Douglas incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1994.

      10.10 Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.

      10.11 Amendment No. 1, dated as of August 31, 1995, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

      10.12 Amendment No. 2, dated as of August 16, 1996, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated by reference to
                Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

      12 Statement regarding computation of ratio of earnings to fixed charges.

      23.1      Consent of Ernst & Young LLP.

      27        Financial Data Schedule.

  (b) Reports on Form 8-K

                None.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               McDonnell Douglas Finance Corporation

                               By   /s/ STEVEN W. VOGEDING
                                    ----------------------------------
                                    Steven W. Vogeding
March 31, 1997                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                        Title                 Date


       /s/ JAMES F. PALMER                                    March 31, 1997
----------------------------------                            --------------
         James F. Palmer            Chairman and Director


    /s/ THOMAS J. MOTHERWAY
----------------------------------
       Thomas J. Motherway          President and Director    March 31, 1997
                                                            --------------
  (Principal Executive Officer)


     /s/ STEVEN W. VOGEDING
----------------------------------
       Steven W. Vogeding           Vice President and        March 31, 1997
                                    Chief Financial Officer   --------------
  (Principal Financial Officer)


      /s/ F. MARK KUHLMANN                                    March 31, 1997
----------------------------------                            --------------
        F. Mark Kuhlmann            Director


----------------------------------                            --------------
        Michael M. Sears            Director


     /s/ MAURA R. MIZUGUCHI                                   March 31, 1997
----------------------------------                            --------------
       Maura R. Mizuguchi           Controller
 (Principal Accounting Officer)

     /s/ DANIEL O. ANDERSON                                   March 31, 1997
----------------------------------                            --------------
       Daniel O. Anderson           Vice President -
                                    Operations and Director