Form 10-Q
period 1997-03-31
MCDONNELL DOUGLAS FINANCE CORP /DE
filed 1997-05-15
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

 ---------------------------------------------------------------------------

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from ________________ to _________________


 ---------------------------------------------------------------------------


                      MCDONNELL DOUGLAS FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

  ---------------------------------------------------------------------------

                           Delaware 95-2564584 0-10795
     (State or other jurisdiction of (I.R.S. Employer (Commission File No.)
               Incorporation or Organization) Identification No.)

     4060 Lakewood Boulevard, 6th Floor - Long Beach, California 90808-1700
                    (Address of principal executive offices)

                                 (562) 627-3000
              (Registrant's telephone number, including area code)


  ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at May 14, 1997:                       50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                Table of Contents




                                                                        Page

Part I          Financial Information

    Item 1.     Financial Statements........................................3

    Item 2.     Management's Analysis of Results of Operations *............8

Part II         Other Information

    Item 1.     Legal Proceedings...........................................8

    Item 2.     Changes in Securities **

    Item 3.     Defaults Upon Senior Securities **

    Item 4.     Submission of Matters to a Vote of Security Holders **

    Item 5.     Other Information...........................................9

    Item 6.     Exhibits and Reports on Form 8-K...........................10











----------------
   * Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

  ** Omitted pursuant to General Instruction H (1)(b) to Form 10-Q.

                                     Part I

Item 1.         Financial Statements

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Balance Sheet

                                                                               March 31,           December 31,
(Dollars in millions, except stated value and par value)                         1997                  1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
    Financing receivables:
       Investment in finance leases                                          $     1,614.1         $     1,631.2
       Notes receivable                                                              295.2                 308.9
                                                                         -------------------------------------------
                                                                                   1,909.3               1,940.1
       Allowance for losses on financing receivables                                 (52.1)                (48.6)
                                                                         -------------------------------------------
                                                                                   1,857.2               1,891.5
    Cash and cash equivalents                                                         11.9                  16.9
    Equipment under operating leases, net                                            662.5                 689.5
    Equipment held for sale or re-lease                                               27.4                  14.0
    Accounts with McDonnell Douglas and MDFS                                           6.2                   -
    Other assets                                                                      41.2                  41.7
                                                                         -------------------------------------------
                                                                             $     2,606.4         $     2,653.6
                                                                         ===========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                 $       142.4         $       161.3
    Accounts payable and accrued expenses                                             17.2                  47.7
    Other liabilities                                                                 94.9                  90.0
    Deferred income taxes                                                            350.5                 340.2
    Long-term debt:
       Senior                                                                      1,584.2               1,594.1
       Subordinated                                                                   79.8                  94.8
                                                                         -------------------------------------------
                                                                                   2,269.0               2,328.1
                                                                         -------------------------------------------

    Commitments and contingencies -- Note 3

    Shareholder's equity:
       Preferred stock -- no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                                  50.0                  50.0
       Common stock $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                          5.0                   5.0
       Capital in excess of par value                                                 89.5                  89.5
       Income retained for growth                                                    192.9                 181.0
                                                                         -------------------------------------------
                                                                                     337.4                 325.5
                                                                         ===========================================
                                                                             $     2,606.4         $     2,653.6
                                                                         ===========================================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth

                                                                                     Three months ended
                                                                                          March 31,
(Dollars in millions)                                                             1997                 1996
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME

    Finance lease income                                                      $        35.6        $        28.2
    Interest income on notes receivable                                                 7.0                  5.9
    Operating lease income, net of depreciation expense                                13.7                 12.0
    Net gain on disposal or re-lease of assets                                          2.8                  8.1
    Other                                                                               1.6                  1.2
                                                                          ------------------------------------------
                                                                                       60.7                 55.4
                                                                          ------------------------------------------

EXPENSES
    Interest expense                                                                   33.2                 26.9
    Provision for losses                                                                3.5                  3.4
    Operating expenses                                                                  3.1                  3.1
    Other                                                                               1.0                  0.5
                                                                          ------------------------------------------
                                                                                       40.8                 33.9
                                                                          ------------------------------------------
Income before provision for income taxes                                               19.9                 21.5
Provision for income taxes                                                              7.2                  7.7
                                                                          ------------------------------------------
Net income                                                                             12.7                 13.8
Income retained for growth at beginning of year                                       181.0                135.7
Dividends                                                                              (0.8)                (0.9)
                                                                          ------------------------------------------
Income retained for growth at end of period                                   $       192.9        $       148.6
                                                                          ==========================================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Consolidated Statement of Cash Flows

                                                                                Three months ended March 31,
(Dollars in millions)                                                             1997                 1996
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Net income                                                                $        12.7        $        13.8
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation expense - equipment under operating leases                         14.7                 13.2
       Net gain on disposal or re-lease of assets                                      (2.8)                (8.1)
       Provision for losses                                                             3.5                  3.4
    Change in assets and liabilities:
       Accounts with McDonnell Douglas and MDFS                                        (6.2)                (3.5)
       Other assets                                                                     0.5                 (5.4)
       Accounts payable and accrued expenses                                          (31.3)               (25.9)
       Other liabilities                                                                4.9                  0.4
       Deferred income taxes                                                           10.3                  5.5
    Other, net                                                                         (1.3)                (1.2)
                                                                          ------------------------------------------
                                                                                        5.0                 (7.8)
                                                                          ------------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                               (0.2)               (29.5)
    Purchase of equipment for operating leases                                         (3.7)              (224.0)
    Proceeds from disposition of equipment, notes and leases receivable                 7.3                 53.0
    Collection of notes and leases receivable                                          73.2                 29.8
    Acquisition of notes and leases receivable                                        (42.8)              (104.9)
                                                                          ------------------------------------------
                                                                                       33.8               (275.6)
                                                                          ------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                               (18.9)                89.4
    Debt having maturities more than 90 days:
       Proceeds                                                                        60.0                262.2
       Repayments                                                                     (84.9)               (65.3)
                                                                          ------------------------------------------
                                                                                      (43.8)               286.3
                                                                          ------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (5.0)                 2.9
Cash and cash equivalents at beginning of year                                         16.9                 12.6
                                                                          ==========================================
Cash and cash equivalents at end of period                                    $        11.9        $        15.5
                                                                          ==========================================

See notes to consolidated financial statements.

McDonnell Douglas Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements


Note 1 -- Basis of Presentation

McDonnell Douglas Finance Corporation (the "Company") is a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation ("MDFS"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $69.4 million of the Company's income retained for growth was available for dividends at March 31, 1997.


Note 3 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $245.6 million (9.6% of total Company portfolio) and $249.5 million (9.5% of total Company portfolio) at March 31, 1997 and December 31, 1996. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. Additionally, TWA's independent auditors included an explanatory paragraph in their "Independent Auditors' Report" for TWA's December 31, 1996 financial statements expressing "substantial doubt" about TWA's ability to continue as a going concern. McDonnell Douglas provides guaranties to the Company under the various lease agreements between the Company and TWA. At March 31, 1997, the maximum aggregate coverage under such guaranties was $44.6 million. In addition, McDonnell Douglas provides supplemental guaranties in favor of the Company for up to an additional $10.0 million of the Company's financings to TWA. These guaranties supplement individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1998, but may be extended under certain limited circumstances. TWA has reported relatively low cash reserves as of March 31, 1997. The reorganization plan and TWA's current financial condition have not had and, assuming TWA's financial condition does not further deteriorate such that TWA ceases to make timely payments on its obligations to the Company, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

A United States-based operator of commuter aircraft is in arrears in the payment of rent under the lease of two Embraer Brasilia commuter aircraft. The airline is discussing with the Company a proposal for repayment of the delinquent sums. The net asset value of the aircraft leased to this airline at March 31, 1997 totaled $14.7 million. Taking into account the available allowance for losses, the Company does not expect to suffer a material adverse impact on its earnings, cash flow, or financial condition on the account of this transaction.

A Canadian airline to which the Company has made a secured loan has deferred payment of approximately $0.2 million in interest payments. The outstanding balance of the loan, which is secured by a DHC-8-100 aircraft, was $4.5 million at March 31, 1997. Taking into account the collateral value of the aircraft securing the loan, the Company does not expect this loan to have a material adverse effect on the Company's earnings, cash flow or financial position.

At March 31, 1997, the Company had commitments to provide leasing and other financing totaling $104.2 million.

The $50.0 million aircraft purchase bridge facility made available by the Company to ValuJet Airlines, Inc. ("ValuJet") expires upon delivery to ValuJet of the first scheduled new McDonnell Douglas MD-95 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at March 31, 1997 or December 31, 1996.

In conjunction with prior asset dispositions and certain guarantees, at March 31, 1997, the Company was subject to a maximum recourse of $71.6 million. Based on trends to date, the Company's loss related to such exposure is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At March 31, 1997, the Company had guaranteed the repayment of $7.0 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

From time to time, the Company may make certain statements that contain projections or "forward- looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Note 3 to the financial statements set forth in Item 1 of Part I, and in Item 1 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the consummation of the Boeing-McDonnell Douglas merger and its possible effects, future earnings, costs, expenditures, losses, residual values, and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the timing and consummation of the Boeing-McDonnell Douglas merger and the Company's relationship with McDonnell Douglas as well as its new ultimate shareholder, the capital equipment requirements of U.S. and foreign businesses, capital availability and cost, changes in law and tax benefits, competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties, and legal proceedings.

Finance lease income increased $7.4 million (26.2%) from the first quarter of 1996, primarily attributable to the financings of two MD-11 aircraft funded in late December 1996 and the March 1996 financing of two MD-90 aircraft under finance lease agreements.

Interest on notes receivable increased $1.1 million (18.6%) from the first quarter of 1996, primarily attributable to increased volume in 1996 within the commercial equipment leasing portfolio.

Operating lease income increased $1.7 million (14.2%) from the first quarter of 1996, primarily attributable to the March 1996 financing of two MD-11 aircraft under operating lease agreements.

Net gain on disposal or re-lease of assets decreased $5.3 million (65.4%) from the first quarter of 1996, attributable primarily to decreased equipment sales within the commercial equipment leasing portfolio.

Interest expense increased $6.3 million (23.4%) from the first quarter of 1996, attributable to a higher level of debt borrowings in 1997, resulting from increased financing activity in 1996.



                                     Part II

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

Portfolio Balances

Portfolio balances for the Company's two business segments are summarized as follows:

                                                                               March 31,         December 31,
(Dollars in millions)                                                             1997               1996
------------------------------------------------------------------------------------------------------------------

Aircraft Financing
  McDonnell Douglas aircraft financing

     Finance leases                                                            $   1,122.2        $   1,132.6
     Operating leases                                                                380.6              402.0
     Notes receivable                                                                 78.0               82.9
                                                                           ---------------------------------------
                                                                                   1,580.8            1,617.5
                                                                           ---------------------------------------
  Other commercial aircraft financing
     Finance leases                                                                  136.1              136.9
     Operating leases                                                                 54.8               56.0
     Notes receivable                                                                  4.5                4.5
                                                                           ---------------------------------------
                                                                                     195.4              197.4
                                                                           ---------------------------------------
Commercial equipment leasing
  Finance leases                                                                     355.7              361.7
  Operating leases                                                                   227.0              231.5
  Notes receivable                                                                   170.4              176.6
                                                                           ---------------------------------------
                                                                                     753.1              769.8
                                                                           ---------------------------------------
Other                                                                                 42.5               44.9
                                                                           ---------------------------------------
                                                                               $   2,571.8        $   2,629.6
                                                                           =======================================


New Business Volume

New business volume for the Company's two business segments is summarized as follows:

                                                                               Three months        Year ended
                                                                             ended March 31,      December 31,
                                                                           --------------------------------------
(Dollars in millions                                                               1997               1996

McDonnell Douglas aircraft financing                                           $       1.6          $     475.3
Commercial equipment leasing                                                          31.3                392.0
                                                                           --------------------------------------
                                                                               $      32.9          $     867.3
                                                                           ======================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                                March 31,         December 31,
                                                                           ---------------------------------------
(Dollars in millions)                                                             1997                1996
Allowance for losses on financing receivables at beginning
  of year                                                                      $     48.6          $     42.3
Provision for losses                                                                  3.5                14.2
Write-offs, net of recoveries                                                         0.2                (6.0)
Other                                                                                (0.2)               (1.9)
                                                                           ---------------------------------------
Allowance for losses on financing receivables at end of
  period                                                                       $     52.1          $     48.6
                                                                           =======================================

Allowance as percent of total portfolio                                               2.0%                1.8%

Net write-offs (recoveries) as percent of average portfolio                          (0.4)%               0.3%

More than 90 days delinquent:
  Amount of delinquent installments                                            $      1.9          $      2.1
  Total receivables due from delinquent obligors                                      3.4                23.4
  Total receivables due from delinquent obligors
     as a percentage of total portfolio                                               0.1%                0.9%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the loss experience of each of the Company's continuing businesses:

                                                                            Three months ended       Year ended
                                                                                March 31,           December 31,
(Dollars in millions)                                                              1997                 1996
                                                                           ------------------------------------------
Commercial aircraft financing                                                  $         -          $         -
Commercial equipment leasing                                                            (0.2)                 0.3
                                                                           ------------------------------------------
                                                                               $        (0.2)       $         0.3
                                                                           ==========================================


Item 6.       Exhibits and Reports on Form 8-K

A.   Exhibits

         Exhibit 12 Computation of ratio of income to fixed charges.

         Exhibit 27 Financial Data Schedule.

B.   Reports on Form 8-K

     None.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                             McDonnell Douglas Finance Corporation


May 14, 1997                 /s/ STEVEN W. VOGEDING
                             ----------------------------------
                             Steven W. Vogeding
                             Vice President and Chief Financial
                             Officer (Principal Financial Officer) and
                             Registrant's Authorized Officer




                             /s/ MAURA R. MIZUGUCHI
                             ----------------------------------
                             Maura R. Mizuguchi
                             Controller (Principal Accounting Officer)