Form 10-Q
period 1997-06-30
BOEING CAPITAL CORP
filed 1997-08-14
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the transition period from ________________ to _________________




                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                           Delaware 95-2564584 0-10795
     (State or other jurisdiction of (I.R.S. Employer (Commission File No.)
               Incorporation or Organization) Identification No.)

     4060 Lakewood Boulevard, 6th Floor o Long Beach, California 90808-1700
                    (Address of principal executive offices)

                                 (562) 627-3000
              (Registrant's telephone number, including area code)

                      McDonnell Douglas Finance Corporation
                   (Former name if changed since last report)


  ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at August 14, 1997:                     50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                Table of Contents




                                                                          Page

Part I          Financial Information

    Item 1.     Financial Statements..........................................3

    Item 2.     Management's Analysis of Results of Operations *..............8

Part II         Other Information

    Item 1.     Legal Proceedings.............................................9

    Item 2.     Changes in Securities **

    Item 3.     Defaults Upon Senior Securities **

    Item 4.     Submission of Matters to a Vote of Security Holders **

    Item 5.     Other Information.............................................9

    Item 6.     Exhibits and Reports on Form 8-K.............................12











----------------
* Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

  ** Omitted pursuant to General Instruction H(1)(b) to Form 10-Q.

                                     Part I

Item 1.         Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheet

                                                                               June 30,            December 31,
(Dollars in millions, except stated value and par value)                         1997                  1996
--------------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
       Investment in finance leases                                          $     1,593.5         $     1,631.2
       Notes receivable                                                              258.6                 308.9
                                                                         -------------------------------------------
                                                                                   1,852.1               1,940.1
       Allowance for losses on financing receivables                                 (52.4)                (48.6)
                                                                         -------------------------------------------
                                                                                   1,799.7               1,891.5
    Cash and cash equivalents                                                         13.9                  16.9
    Equipment under operating leases, net                                            692.3                 689.5
    Equipment held for sale or re-lease                                               26.8                  14.0
    Other assets                                                                      56.1                  41.7
                                                                         -------------------------------------------
                                                                             $     2,588.8         $     2,653.6
                                                                         ===========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                 $       173.7         $       161.3
    Accounts payable and accrued expenses                                             34.0                  47.7
    Accounts with McDonnell Douglas Corporation                                        8.1                   -
    Other liabilities                                                                100.9                  90.0
    Deferred income taxes                                                            364.2                 340.2
    Long-term debt:
       Senior                                                                      1,478.9               1,594.1
       Subordinated                                                                   79.8                  94.8
                                                                         -------------------------------------------
                                                                                   2,239.6               2,328.1
                                                                         -------------------------------------------

    Commitments and contingencies -- Note 3

    Shareholder's equity:
       Preferred stock -- no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                                  50.0                  50.0
       Common stock-- $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                          5.0                   5.0
       Capital in excess of par value                                                 89.5                  89.5
       Income retained for growth                                                    204.7                 181.0
                                                                         -------------------------------------------
                                                                                     349.2                 325.5
                                                                         ===========================================
                                                                             $     2,588.8         $     2,653.6
                                                                         ===========================================


See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth



                                                                 Three months ended           Six months ended
                                                                      June 30,                    June 30,
(Dollars in millions)                                            1997          1996          1997          1996
============================================================ ============= ============= ============= =============

OPERATING INCOME
    Finance lease income                                       $    35.0     $    29.1     $    70.6     $    57.3
    Interest income on notes receivable                              6.6           5.6          13.6          11.5
    Operating lease income, net of depreciation expense             14.0          14.3          27.7          26.3
    Net gain on disposal or re-lease of assets                       1.3           2.2           4.1          10.3
    Other                                                            1.3           1.4           2.9           2.6
                                                             ------------- ------------- ------------- -------------
                                                                    58.2          52.6         118.9         108.0
                                                             ------------- ------------- ------------- -------------

EXPENSES
    Interest expense                                                31.0          30.1          64.2          57.0
    Provision for losses                                             2.3           3.9           5.8           7.3
    Operating expenses                                               2.6           3.0           5.7           6.1
    Other                                                            2.3           0.7           3.3           1.2
                                                             ------------- ------------- ------------- -------------
                                                                    38.2          37.7          79.0          71.6
                                                             ------------- ------------- ------------- -------------
Income before taxes on income                                       20.0          14.9          39.9          36.4
Provision for income taxes                                           7.3           5.3          14.5          13.0
                                                             ------------- ------------- ------------- -------------
Net income                                                          12.7           9.6          25.4          23.4
Income retained for growth at beginning of period                  192.9         148.6         181.0         135.7
Dividends                                                           (0.9)         (0.8)         (1.7)         (1.7)
                                                             ------------- ------------- ------------- -------------
Income retained for growth at end of period                    $   204.7     $   157.4     $   204.7     $   157.4
                                                             ============= ============= ============= =============
                                                                                                       -------------

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statement of Cash Flows

                                                                                  Six months ended June 30,
(Dollars in millions)                                                             1997                 1996
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $        25.4        $        23.4
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation expense - equipment under operating leases                         29.2                 28.1
       Net gain on disposal or re-lease of assets                                      (4.1)               (10.3)
       Provision for losses                                                             5.8                  7.3
    Change in assets and liabilities:
       Accounts with McDonnell Douglas Corporation                                      8.1                 16.7
       Other assets                                                                   (14.4)                (9.6)
       Accounts payable and accrued expenses                                          (13.7)                (1.5)
       Other liabilities                                                               10.9                  2.8
       Deferred income taxes                                                           24.0                 15.1
    Other, net                                                                         (0.3)                (0.5)
                                                                          ------------------------------------------
                                                                                       70.9                 71.5
                                                                          ------------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                               (0.1)                (0.4)
    Purchase of equipment for operating leases                                        (62.0)              (258.5)
    Proceeds from disposition of equipment, notes and leases receivable                23.7                 38.3
    Collection of notes and leases receivable                                         147.9                 90.9
    Acquisition of notes and leases receivable                                        (63.5)              (179.7)
                                                                          ------------------------------------------
                                                                                       46.0               (309.4)
                                                                          ------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                                12.4                 38.3
    Debt having maturities more than 90 days:
       Proceeds                                                                        60.0                312.1
       Repayments                                                                    (190.6)              (107.9)
    Payment of cash dividend                                                           (1.7)                (1.7)
                                                                          ------------------------------------------
                                                                                     (119.9)               240.8
                                                                          ------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (3.0)                 2.9
Cash and cash equivalents at beginning of year                                         16.9                 12.6
                                                                          ==========================================
Cash and cash equivalents at end of period                                    $        13.9        $        15.5
                                                                          ==========================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn, as of August 1, 1997, is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $91.6 million of the Company's income retained for growth was available for dividends at June 30, 1997.


Note 3 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A number of other legal proceedings and claims are p or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $239.0 million (9.4% of total Company portfolio) and $249.5 million (9.5% of total Company portfolio) at June 30, 1997, and December 31, 1996, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. Additionally, TWA's independent auditors included an explanatory paragraph in their "Independent Auditors' Report" for TWA's December 31, 1996 financial statements, expressing "substantial doubt" about TWA's ability to continue as a going concern. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At June 30, 1997, the maximum aggregate coverage under such guaranties was $42.1 million. In addition, McDonnell Douglas provides supplemental guaranties in favor of the Company for up to an additional $10.0 million of the Company's financings to TWA. These guaranties supplement individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranties terminate in March 1998. TWA has reported relatively low cash reserves of $102.6 million as of June 30, 1997, compared to $304.4 million at June 30, 1996. The reorganization plan and TWA's current financial condition have not had and, assuming TWA's financial condition does not further deteriorate such that TWA ceases to make timely payments on its obligations to the Company, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

A United States-based operator of commuter aircraft is in arrears in the payment of rent under the lease of two Embraer Brasilia commuter aircraft. The Company and the airline have agreed to a lease amendment which restructures repayment of the delinquent sums as well as future lease rentals. The net asset value of the aircraft leased to this airline at June 30, 1997, totaled $14.7 million. Taking into account the available allowance for losses, the Company does not expect to suffer a material adverse impact on its earnings, cash flow, or financial condition on the account of this transaction.

At June 30, 1997, the Company had commitments to provide leasing and other financing totaling $156.2 million.

The $50.0 million aircraft purchase bridge facility made available by the Company to ValuJet Airlines, Inc. ("ValuJet") expires upon delivery to ValuJet of the first scheduled new McDonnell Douglas MD-95 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at June 30, 1997, or December 31, 1996. In July 1997, ValuJet and Airways Corp. announced their intent to merge. The transaction is expected to be completed in November 1997.

In conjunction with prior asset dispositions and certain guaranties, at June 30, 1997, the Company was subject to a maximum recourse of $69.8 million. Based on trends to date, the Company's losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At June 30, 1997, the Company had guaranteed the repayment of $6.4 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

From time to time, the Company may make certain statements that contain projections or "forward- looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Note 3 to the financial statements set forth in Item 1 of Part I, and in Item 1 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the Boeing-McDonnell Douglas merger and its possible effects, future earnings, costs, expenditures, losses, residual values, and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the impact of the Boeing-McDonnell Douglas merger and the Company's relationship with McDonnell Douglas as well as its new ultimate shareholder, decisions made by the newly constituted Board of Directors, the capital equipment requirements of U.S. and foreign businesses, capital availability and cost, changes in law and tax benefits, competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties, and legal proceedings.

As described under Item 5 below, the Board of Directors of the Company was reconstituted following the consummation of the Boeing-McDonnell Douglas merger. The new Board intends to conduct a detailed review of the Company and its assets, corporate structure, strategy, capitalization, operations, properties, policies, management and personnel and to consider what, if any, changes would be desirable in light of the circumstances then existing, and may thereafter determine to implement such changes.

Finance lease income increased $13.3 million (23.2%) from the first half of 1996, primarily attributable to the financings of two MD-11 aircraft funded in late December 1996 and the March 1996 financing of two MD-90 aircraft under finance lease agreements.

Interest on notes receivable increased $2.1 million (18.3%) from the first half of 1996, primarily attributable to increased volume in 1996 within the commercial equipment leasing portfolio.

Net gain on disposal or re-lease of assets decreased $6.2 million (60.2%) from the first half of 1996, attributable primarily to decreased equipment sales within the commercial equipment leasing portfolio.

Interest expense increased $7.2 million (12.6%) from the first half of 1996, attributable to a higher level of borrowings in 1997, resulting from increased financing activity in 1996.

Provision for losses decreased $1.5 million (20.5%) in the first half of 1997 primarily attributable to the Company's determination that additional provisions for losses relating to the commercial aircraft portfolio in excess of those previously provided were not necessary or appropriate during that period and to a decrease in new aircraft lease volume, which aggregated $1.6 million in the first half of 1997, compared to aircraft lease volume of $270.4 million in the first half of 1996.

Other expenses increased $2.1 million (175.0%) primarily attributable to maintenance expenses equal to approximately $1.8 million on an airplane that was repossessed in March 1997.



                                     Part II

Item 1.       Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations and that the litigation will have no material adverse effect on the Company's earnings, cash flow or financial condition.

A number of other legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Item 5.       Other Information

Summarized below is information on the effects of the Boeing-McDonnell Douglas merger, the Company's borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by business unit.

The Effects of the Boeing-McDonnell Douglas Merger

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated. An immediate result is that McDonnell Douglas is now a wholly-owned subsidiary of Boeing and in turn the Company's new ultimate shareholder is Boeing. Following the merger, on August 8, 1997, the Board of Directors of the Company was reconstituted by the resignations of F. Mark Kuhlmann, Walter J. Orlowski and James F. Palmer, and by the election of Theodore J. Collins, Boyd E. Givan and David A. Jaeger as new members of the Board. On that same date the new Board of Directors adopted a resolution to change the name of the Company to Boeing Capital Corporation. The name change became effective on August 12, 1997, upon the filing of the amendment to the Company's certificate of incorporation with the Secretary of State of Delaware. As of the date hereof, Boeing and the Company have not entered into an operating agreement and the Operating Agreement between the Company and McDonnell Douglas remains in effect. Likewise, the informal arrangement which entitles the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of McDonnell Douglas allocated to the Company remains in effect. There can be no assurance, however, that these (and other) intercompany arrangements will not change as time permits the Company's new Board members and ultimate shareholder to study and become more familiar with these working arrangements. The many possible longer term effects of the merger on the Company (for example, decisions regarding the strategic value of the Company to Boeing, the impact of the merger on residual values of aircraft in the Company's portfolio, and the effect of decisions relating to the financing of Boeing aircraft) are currently unknown and, therefore, cannot be quantified at this time.


Borrowing Operations - Updated Credit Ratings

Under the discussion of Borrowing Operations, the Company's Report on Form 10-K dated December 31, 1996 states that on December 16, 1996, as a result of the Boeing-McDonnell Douglas merger, the rating agencies placed the Company on review with positive implications. On July 17, 1997, Moody's Investors Service said that it upgraded the ratings of Boeing and McDonnell Douglas but that the ratings for the Company remain under review for possible upgrade because "critical questions regarding the strategic value and future business plan for the Company remain unanswered."

On July 31, 1997, Standard & Poor's raised its ratings on Boeing, McDonnell Douglas and the Company. The Company's senior unsecured debt rating was raised to AA from A- and its subordinated debt rating was raised to AA- from BBB+. The Company's commercial paper rating was raised to A-1+ from A-2. Standard & Poor's stated that "The upgrade on McDonnell Douglas Finance Corporation reflects the benefits of the merger, including the 100% indirect ownership by Boeing." Standard & Poor's also stated that "the finance unit's ratings are not equalized with those of Boeing because there is some uncertainty about the strategic fit of financial services in Boeing's long-term business mix."

As of July 25, 1997, the Company is no longer rated by Duff & Phelps Credit Rating Company because McDonnell Douglas is no longer rated as a result of the Boeing-McDonnell Douglas merger.

Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.


Portfolio Balances

Portfolio balances for the Company's two business segments are summarized as follows:

                                                                                June 30,         December 31,
(Dollars in millions)                                                             1997               1996
------------------------------------------------------------------------------------------------------------------
Aircraft Financing
    McDonnell Douglas aircraft financing
       Finance leases                                                         $    1,110.2       $    1,132.6
       Operating leases                                                              361.6              402.0
       Notes receivable                                                               61.9               82.9
                                                                           ---------------------------------------
                                                                                   1,533.7            1,617.5
                                                                           ---------------------------------------
    Other commercial aircraft financing
       Finance leases                                                                133.5              136.9
       Operating leases                                                               53.8               56.0
       Notes receivable                                                                4.5                4.5
                                                                           ---------------------------------------
                                                                                     191.8              197.4
                                                                           ---------------------------------------
Commercial Equipment Leasing
    Finance leases                                                                   349.8              361.7
    Operating leases                                                                 276.9              231.5
    Notes receivable                                                                 163.6              176.6
                                                                           ---------------------------------------
                                                                                     790.3              769.8
                                                                           ---------------------------------------
Other                                                                                 28.6               44.9
                                                                           ---------------------------------------
                                                                              $    2,544.4       $    2,629.6
                                                                           =======================================


New Business Volume

New business volume for the Company's two business segments is summarized as follows:

                                                                             Six months ended     Six months ended
                                                                                 June 30,             June 30,
                                                                           ------------------------------------------
(Dollars in millions)                                                              1997                 1996
McDonnell Douglas aircraft financing                                           $       1.6          $    270.4
Commercial equipment leasing                                                         111.0               167.5
                                                                           ------------------------------------------
                                                                               $     112.6          $    437.9
                                                                           ==========================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                                 June 30,          December 31,
                                                                           ----------------------------------------
(Dollars in millions)                                                              1997                1996
Allowance for losses on financing receivables at beginning
  of year                                                                      $     48.6           $     42.3
Provision for losses                                                                  5.8                 14.2
Write-offs, net of recoveries                                                        (0.8)                (6.0)
Other                                                                                (1.2)                (1.9)
                                                                           ----------------------------------------
Allowance for losses on financing receivables at end of
  period                                                                       $     52.4           $     48.6
                                                                           ========================================

Allowance as percent of total portfolio                                               2.1%                 1.8%

Net write-offs (recoveries) as percent of financing receivables                       0.1%                 0.3%

More than 90 days delinquent:
  Amount of delinquent installments                                            $      2.7           $      2.1
  Total receivables due from delinquent obligors                                     16.2                 23.4
  Total receivables due from delinquent obligors
     as a percentage of total portfolio                                               0.6%                 0.9%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the writeoffs (recoveries) of each of the Company's continuing businesses:

                                                                             Six months ended     Six months ended
                                                                                 June 30,             June 30,
(Dollars in millions)                                                              1997                 1996
Commercial aircraft financing                                                  $         -          $         -
Commercial equipment leasing                                                   $        (0.3)       $         0.6


Item 6.       Exhibits and Reports on Form 8-K

A.   Exhibits

         Exhibit 3(i) Amendment to Certificate of Incorporation of the Company, dated August 11, 1997.

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



                                      Boeing Capital Corporation


August 14, 1997                        /s/ STEVEN W. VOGEDING
                                      ----------------------------------
                                      Steven W. Vogeding
                                      Vice President and Chief Financial
                                      Officer (Principal Financial Officer) and
                                      Registrant's Authorized Officer




                                      /s/ MAURA R. MIZUGUCHI
                                      ----------------------------------
                                      Maura R. Mizuguchi
                                      Controller (Principal Accounting Officer)