Form 10-Q
period 1997-09-30
BOEING CAPITAL CORP
filed 1997-11-14
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

  ---------------------------------------------------------------------------

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1997

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ________________ to _________________


  ---------------------------------------------------------------------------


                           BOEING CAPITAL CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at November 14, 1997:                  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                Table of Contents

                                                                     Page


Part I          Financial Information

    Item 1.     Financial Statements...................................3

    Item 2.     Management's Analysis of Results of Operations *.......8

Part II         Other Information

    Item 1.     Legal Proceedings......................................9

    Item 2.     Changes in Securities **

    Item 3.     Defaults Upon Senior Securities **

    Item 4.     Submission of Matters to a Vote of Security Holders **

    Item 5.     Other Information.....................................10

    Item 6.     Exhibits and Reports on Form 8-K......................14











----------------
* Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(a) to Form 10-Q.

**   Omitted pursuant to General Instruction H(1)(b) to Form 10-Q.

---------------------------------------------------------------------
                                     Part I
---------------------------------------------------------------------

Item 1.         Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheet

                                                                              (Unaudited)
                                                                             September 30,         December 31,
(Dollars in millions, except stated value and par value)                         1997                  1996
--------------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
       Investment in finance leases                                          $     1,510.5         $     1,631.2
       Notes receivable                                                              262.4                 308.9
                                                                         -------------------------------------------
                                                                                   1,772.9               1,940.1
       Allowance for losses on financing receivables                                 (53.4)                (48.6)
                                                                         -------------------------------------------
                                                                                   1,719.5               1,891.5
                                                                         -------------------------------------------
    Cash and cash equivalents                                                         15.5                  16.9
    Equipment under operating leases, net                                            730.5                 689.5
    Equipment held for sale or re-lease                                               13.5                  14.0
    Other assets                                                                      34.1
                                                                                                            41.7
                                                                         -------------------------------------------
                                                                             $     2,513.1         $     2,653.6
                                                                         ===========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                 $       105.1         $       161.3
    Accounts payable and accrued expenses                                             17.4                  47.7
    Accounts with McDonnell Douglas Corporation                                       20.0                   -
    Other liabilities                                                                100.0                  90.0
    Deferred income taxes                                                            374.0                 340.2
    Long-term debt:
       Senior                                                                      1,451.9               1,594.1
       Subordinated                                                                   79.8                  94.8
                                                                         -------------------------------------------
                                                                                   2,148.2               2,328.1
                                                                         -------------------------------------------

    Commitments and contingencies -- Note 3

    Shareholder's equity:
       Preferred stock -- no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                                  50.0                  50.0
       Common stock-- $100 par value; authorized 100,000 shares;
       issued and outstanding 50,000 shares                                            5.0                   5.0
       Capital in excess of par value                                                 89.5                  89.5
       Income retained for growth                                                    220.4                 181.0
                                                                         -------------------------------------------
                                                                                     364.9                 325.5
                                                                         ===========================================
                                                                             $     2,513.1         $     2,653.6

                                                                         ===========================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statement of Income and Income Retained for Growth
(Unaudited)


                                                                         Three months ended            Nine months ended
                                                                            September 30,                September 30,
 (Dollars in millions)                                                   1997           1996          1997          1996
 =================================================================== ============== ============= ============= ==============

 OPERATING INCOME
     Finance lease income                                              $    34.0      $    30.0     $   104.6     $    87.3
     Interest income on notes receivable                                     6.3            6.2          19.9          17.7
     Operating lease income, net of depreciation expense                    14.0           14.9          41.7          41.2
     Net gain on disposal or re-lease of assets                              6.5            0.8          10.6          11.1
     Other                                                                   2.2            0.5           5.1           3.1
                                                                     -------------- ------------- ------------- --------------
                                                                            63.0           52.4         181.9         160.4
                                                                     -------------- ------------- ------------- --------------

 EXPENSES
     Interest expense                                                       30.8           30.1          95.0          87.1
     Provision for losses                                                    2.9            3.5           8.7          10.8
     Operating expenses                                                      2.8            3.0           8.5           9.1
     Other                                                                   0.7            1.4           4.0           2.6
                                                                     -------------- ------------- ------------- --------------
                                                                            37.2           38.0         116.2         109.6
                                                                     -------------- ------------- ------------- --------------
 Income before taxes on income                                              25.8           14.4          65.7          50.8
 Provision for income taxes                                                  9.2            4.8          23.7          17.8
                                                                     -------------- ------------- ------------- --------------
 Net income                                                                 16.6            9.6          42.0          33.0
 Income retained for growth at beginning of period                         204.7          157.4         181.0         135.7
 Dividends                                                                  (0.9)          (0.9)         (2.6)         (2.6)
                                                                     -------------- ------------- ------------- --------------
 Income retained for growth at end of period                           $   220.4      $   166.1     $   220.4     $   166.1
                                                                     ============== ============= ============= ==============

 See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


                                                                                Nine months ended September 30,
(Dollars in millions)                                                             1997                 1996
=====================================================================================================================

OPERATING ACTIVITIES
    Net income                                                                  $    42.0            $      33.0
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation expense-- equipment under operating leases                       44.0                   42.9
       Net gain on disposal or re-lease of assets                                   (10.6)                 (11.1)
       Provision for losses                                                           8.7                   10.8
    Change in assets and liabilities:
       Accounts with McDonnell Douglas Corporation                                   20.0                   18.5
       Other assets                                                                   7.6                    1.2
       Accounts payable and accrued expenses                                        (31.2)                 (19.6)
       Other liabilities                                                             10.0                    4.2
       Deferred income taxes                                                         33.8                   28.4
    Other, net                                                                       (0.6)                  (3.1)
                                                                           ------------------------------------------
                                                                                    123.7                  105.2
                                                                           ------------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                            101.7                   10.4
    Purchase of equipment for operating leases                                     (128.7)                (267.2)
    Proceeds from disposition of equipment, notes and leases receivable              87.6                   41.5
    Collection of notes and leases receivable                                       183.6                  139.6
    Acquisition of notes and leases receivable                                     (153.5)                (335.4)
                                                                           ------------------------------------------
                                                                                     90.7                 (411.1)
                                                                           ------------------------------------------

FINANCING ACTIVITIES
    Net change in short-terms                                             (56.2)                  70.6
    Debt having maturities more than 90 days:
       Proceeds                                                                      60.0                  408.3
       Repayments                                                                  (217.9)                (168.5)
    Payment of cash dividend                                                         (1.7)                  (1.7)
                                                                           ------------------------------------------
                                                                                   (215.8)                 308.7
                                                                           ------------------------------------------
Increase (decrease) in cash and cash equivalents                                     (1.4)                   2.8
Cash and cash equivalents at beginning of year                                       16.9                   12.6
                                                                           ==========================================
Cash and cash equivalents at end of period                                      $    15.5            $      15.4
                                                                           ==========================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation) ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn, as of August 1, 1997, is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $118.8 million of the Company's income retained for growth was available for dividends at September 30, 1997.


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

The  Company is a party to  litigation  pending in the  United  States  District
Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims. The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco Traders International, Inc., Aviaco International Leasing, Inc. and Craig L. Dobbin (collectively referred to as "Aviaco") filed a counter-claim against the Company, asserting nine claims for alleged damages based on various tort and contractual theories relating to the Company's foreclosure.

The case proceeded to jury trial on the three of nine claims which survived the Company's Motion for Summary Judgment. The case was submitted to the jury on October 16, 1997. On October 17, 1997, the jury returned a verdict in favor of Aviaco awarding aggregate damages of approximately $12.2 million, including damages of approximately $10.0 million for the failure to exercise reasonable care with regard to the related lease agreement. The jury also awarded pre-judgment interest, which under applicable law is 7% per annum, to be determined by the Judge.

The Company believes the $10.0 million award is not supported by the record evidence or by applicable law. The Company intends to take appropriate action to contest that award through post-trial motions and, if necessary, an appeal. Given the inherent uncertainties of litigation, however, no assurance can be given that the Company will be successful in reducing the jury's verdict. In the event the Company is ultimately unsuccessful in eliminating the $10.0 million award, this litigation would have a material adverse impact on the Company's earnings.

A number of other legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $231.9 million (9.3% of total Company portfolio) and $249.5 million (9.5% of total Company portfolio) at September 30, 1997, and December 31, 1996, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. Additionally, TWA's independent auditors included an explanatory paragraph in their "Independent Auditors' Report" for TWA's December 31, 1996 financial statements, expressing "substantial doubt" about TWA's ability to continue as a going concern. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At September 30, 1997, the maximum aggregate coverage under such guaranties was $40.4 million. In addition, McDonnell Douglas provides a supplemental guaranty in favor of the Company for up to an additional $10.0 million of the Company's financings to TWA. This guaranty supplements individual guaranties provided by McDonnell Douglas with respect to certain of the Company's financings to TWA to the extent that the estimated fair market value of the financings (after applying the individual guaranties) is less than the net asset value of the financings on the Company's books. The supplemental guaranty terminates in March 1998. TWA has reported relatively low cash balances of $104.6 million as of September 30, 1997, compared to $248.5 million at September 30, 1996. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

At September 30, 1997, the Company had commitments to provide leasing and other financing totaling $153.2 million.

In conjunction with prior asset dispositions and certain guaranties, at September 30, 1997, the Company was subject to a maximum recourse of $68.8 million. Based on trends to date, the Company's losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 1997, the Company had guaranteed the repayment of $6.4 million in capital lease obligations associated with a 50% partner.


Item 2.         Management's Analysis of Results of Operations

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Item 1 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the Boeing-McDonnell Douglas merger and its possible effects, future earnings, costs, expenditures, losses, residual values, and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the impact of the Boeing-McDonnell Douglas merger and the Company's relationship with its new shareholder, decisions made by the newly constituted Board of Directors, the capital equipment requirements of U.S. and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties and legal proceedings.

Finance lease income increased $17.3 million (19.8%) from the first nine months of 1996, primarily attributable to the financings of two MD-11 aircraft funded in December 1996 under finance lease agreements.

Interest on notes receivable increased $2.2 million (12.4%) from the first nine months of 1996, primarily attributable to increased volume in 1996 within the commercial equipment leasing portfolio.

Other income increased $2.0 million (64.5%) from the first nine months of 1996, primarily attributable to approximately $1.6 million in prepayment penalties received for an early payoff on a commercial equipment leasing note receivable.

Interest expense increased $7.9 million (9.1%) from the first nine months of 1996, attributable to a higher level of borrowings in 1997, resulting from increased financing activity in 1996.

Provision for losses decreased $2.1 million (19.4%) from the first nine months of 1996, primarily attributable to the Company's determination that additional provisions for losses relating to the commercial aircraft portfolio in excess of those previously provided were not necessary or appropriate during the current period and to a decrease in new aircraft lease volume, which aggregated $81.2 million in the first nine months of 1997, compared to aircraft lease volume of $358.9 million in the first nine months of 1996.

Other expenses increased $1.4 million (53.9%) from the first nine months of 1996, primarily attributable to maintenance expenses of approximately $1.8 million on an airplane that was repossessed in March 1997.



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

The  Company is a party to  litigation  pending in the  United  States  District
Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims. The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco Traders International, Inc., Aviaco International Leasing, Inc. and Craig L. Dobbin (collectively referred to as "Aviaco") filed a counter-claim against the Company, asserting nine claims for alleged damages based on various tort and contractual theories relating to the Company's foreclosure.

The case proceeded to jury trial on the three of nine claims which survived the Company's Motion for Summary Judgment. The case was submitted to the jury on October 16, 1997. On October 17, 1997, the jury returned a verdict in favor of Aviaco awarding aggregate damages of approximately $12.2 million, including damages of approximately $10.0 million for the failure to exercise reasonable care with regard to the related lease agreement. The jury also awarded pre-judgment interest, which under applicable law is 7% per annum, to be determined by the Judge.

The Company believes the $10.0 million award is not supported by the record evidence or by applicable law. The Company intends to take appropriate action to contest that award through post-trial motions and, if necessary, an appeal. Given the inherent uncertainties of litigation, however, no assurance can be given that the Company will be successful in reducing the jury's verdict. In the event the Company is ultimately unsuccessful in eliminating the $10.0 million award, this litigation would have a material adverse impact on the Company's earnings.

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

The Effects of the Boeing-McDonnell Douglas Merger

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated pursuant to an Agreement and Plan of Merger dated as of December 14, 1996, among Boeing, West Acquisition Corp., a wholly-owned subsidiary of Boeing ("Sub"), and McDonnell Douglas (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub was merged into McDonnell Douglas, with McDonnell Douglas surviving as a wholly-owned subsidiary of Boeing.

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

The many possible long-term effects of the merger on the Company (for example, decisions regarding the strategic value of the Company to Boeing, the impact of the merger on residual values of aircraft in the Company's portfolio, the tax position of Boeing and the effect of decisions relating to the financing of Boeing aircraft) are currently unknown and, therefore, cannot be quantified at this time.

The Company, McDonnell Douglas and Boeing intend to file a consolidated federal income tax return, with the consolidated tax payments, if any, being made by Boeing. Boeing, BCSC and the Company have entered into agreements (the "Boeing Operating Agreements") which provide that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing (or the Company), the payer incurs tax losses which may be carried back to the year for which such payments were made, the payee nevertheless will not be obligated to repay any portion of such payments.

The Operating Agreement among the Company, BCSC and McDonnell Douglas remains in effect and amounts payable under the Boeing Operating Agreements take into account payments made under the Operating Agreement, provided that in no event will the Company receive an amount which is materially less, or be obligated to pay an amount which is materially greater, than it would have received, or been obligated to pay, under the Operating Agreement. Likewise, the informal arrangement which generally entitles the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings allocated to the Company remains in effect.

There can be no assurance, however, that these (and other) intercompany arrangements will not change as time permits the Company's new Board members and shareholder to study and become more familiar with these working arrangements. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

On November 3, 1997, Boeing announced that it will continue to produce MD-80 and MD-90 aircraft only until approximately mid-1999. Boeing also stated that MD-80 and MD-90 customers, with 1,200 such aircraft in service overall, can expect the same level of long-term support that Boeing provides for all of its aircraft, whether they are in or out of production. The Company's commercial aircraft portfolio as of September 30, 1997 included 36 MD-80s and three MD-90s, representing $460.7 million and $101.1 million, respectively, in net asset value or 18.4% and 4.0%, respectively, of the Company's total portfolio. The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews will include the effects, if any, of the November 3, 1997 announcement as they become known or can be reasonably estimated. While management believes that current residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

Borrowing Operations

On October 10, 1997 the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of up to $400 million of such debt securities in the form of the Company's Series X medium-term notes.

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

Portfolio Balances

Portfolio balances for the Company's two business segments are summarized as follows:

                                                                             September 30,         December 31,
(Dollars in millions)                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------
Aircraft Financing
    Boeing/McDonnell Douglas aircraft financing
       Finance leases                                                       $    1,007.7          $    1,132.6
       Operating leases                                                            398.4                 402.0
       Notes receivable                                                             66.3                  82.9
                                                                         --------------------------------------------
                                                                                 1,472.4               1,617.5
                                                                         --------------------------------------------
    Other commercial aircraft financing
       Finance leases                                                              131.8                 136.9
       Operating leases                                                             52.9                  56.0
       Notes receivable                                                              4.4                   4.5
                                                                         --------------------------------------------
                                                                                   189.1                 197.4
                                                                         --------------------------------------------
Commercial Equipment Leasing
    Finance leases                                                                 371.0                 361.7
    Operating leases                                                               279.2                 231.5
    Notes receivable                                                               176.9                 176.6
                                                                         --------------------------------------------
                                                                                   827.1                 769.8
                                                                         --------------------------------------------
Other                                                                               14.8                  44.9
                                                                         --------------------------------------------
                                                                            $    2,503.4          $    2,629.6
                                                                         ============================================


New Business Volume

New business volume is summarized as follows:

                                                                               Nine months ended September 30,
(Dollars in millions)                                                            1997                   1996
----------------------------------------------------------------------------------------------------------------------
Boeing/McDonnell Douglas aircraft financing                                   $      81.2           $       338.8
Other commercial aircraft financing                                                   -                      20.1
Commercial equipment leasing                                                        188.1                   236.6
                                                                         ---------------------------------------------
                                                                              $     269.3           $       595.5
                                                                         =============================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                             September 30,         December 31,
(Dollars in millions)                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning of year           $     48.6            $     42.3
Provision for losses                                                                8.7                  14.2
Write-offs, net of recoveries                                                      (2.3)                 (6.0)
Other                                                                              (1.6)                 (1.9)
                                                                         --------------------------------------------
Allowance for losses on financing receivables at end of
  period                                                                     $     53.4            $     48.6
                                                                         ============================================

Allowance as percent of total portfolio                                             2.1%                  1.8%

Net write-offs as percent of financing receivables                                  0.1%                  0.3%

More than 90 days delinquent:
  Amount of delinquent installments                                          $      1.9            $      2.1
  Total receivables due from delinquent obligors                                    1.5                  23.4
  Total receivables due from delinquent obligors
     as a percentage of total portfolio                                             0.1%                  0.9%


Receivable Write-offs, Net of Recoveries by Business Unit

The following table summarizes the writeoffs (recoveries) of each of the Company's continuing businesses:

                                                                               Nine months ended September 30,
(Dollars in millions)                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------
Commercial aircraft financing                                                  $        -            $        -
Commercial equipment leasing                                                           (0.3)                  3.3
                                                                         --------------------------------------------
                                                                               $       (0.3)         $        3.3
                                                                         ============================================


Item 6.         Exhibits and Reports on Form 8-K

A.   Exhibits

         Exhibit 10 Amended and Restated Operating Agreement

         Exhibit 12 Computation of ratio of income to fixed charges.

         Exhibit 27 Financial Data Schedule.

B.   Reports on Form 8-K

     None.

                                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and its principal accounting officer, thereunto duly authorized.


                                     Boeing Capital Corporation


November 14, 1997                    /s/ STEVEN W. VOGEDING
                                     ----------------------------------
                                     Steven W. Vogeding
                                     Vice President and Chief Financial
                                     Officer (Principal Financial Officer) and
                                     Registrant's Authorized Officer




                                     /s/ MAURA R. MIZUGUCHI
                                     ----------------------------------
                                     Maura R. Mizuguchi
                                     Controller (Principal Accounting Officer)