Form 10-K
period 1997-12-31
MCDONNELL DOUGLAS FINANCE CORP
filed 1998-03-31
CIK 711513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                         ------------------------------

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

                          -----------------------------

                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware 95-2564584 0-10795
     (State or other jurisdiction of (I.R.S. Employer (Commission File No.)
                Incorporation or Organization) dentification No.)

     4060 Lakewood Boulevard, 6th Floor - Long Beach, California 90808-1700
                    (Address of principal executive offices)

                                 (562) 627-3000
              (Registrant's telephone number, including area code)

                           -----------------------------

          Securities registered pursuant to Section 12(b)of the Act:

                                      None

          Securities registered pursuant to Section 12(g)of the Act:

                     Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 30, 1998, there were 50,000 shares of the Company's common stock outstanding.

Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Table of Contents



Page
Part I

   Item 1.     Business..................................................3
   Item 2.     Properties...............................................18
   Item 3.     Legal Proceedings........................................18
   Item 4.     Submission of Matters to a Vote of Security Holders *

Part II

   Item 5.     Market for Registrant's Common Equity and
                 Related Stockholder Matters............................20
   Item 6.     Selected Financial Data..................................21
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................22
   Item 8.     Financial Statements and Supplementary Data..............25
   Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................45

Part III

   Item 10.    Directors and Executive Officers of the Registrant *
   Item 11.    Executive Compensation *
   Item 12.    Security Ownership of Certain Beneficial Owners and Management *
   Item 13.    Certain Relationships and Related Transactions *


Part IV

   Item 14.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K.....................................46
               Signatures................................................51
               Exhibits..................................................52


---------------------------------
*Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                     Part I

Item 1.  Business

General

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (together with its subsidiaries the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation) ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn, as of August 1, 1997, is wholly-owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines, and the Company is active in providing lease and debt financing to a broad range of commercial and industrial customers. At December 31, 1997, the Company had 68 employees.

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

The many possible ramifications of the merger on the Company (for example, decisions regarding the strategic value of the Company to Boeing, the impact of the merger on residual values of aircraft in the Company's portfolio, the tax position of Boeing and the effect of decisions relating to the financing of Boeing aircraft) are currently unknown and, therefore, cannot be quantified at this time. Boeing is conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

On November 3, 1997, Boeing announced that it will continue to produce MD-80 and MD-90 aircraft only until approximately mid-1999. Boeing also stated that MD-80 and MD-90 customers, with 1,200 such aircraft in service overall, can expect the same level of long-term support that Boeing provides for all of its aircraft, whether they are in or out of production. Boeing has stated that production of the MD-11 will continue at a relatively low rate through 1998, and future sales prospects are principally limited to the freighter version. Boeing has also noted that the future of the MD-11 jetliner program depends on the success of current marketing efforts, and Boeing expects to have a clearer picture of the program's future later in 1998. The Company's commercial aircraft portfolio as of December 31, 1997 included 33 MD-80s, three MD-90s and seven MD-11s, representing $425.3 million, $100.5 million and $650.3 million, respectively, in net asset value or 15.8%, 3.7% and 24.1%, respectively, of the Company's total portfolio. The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

The Company now operates in principally two segments: commercial aircraft financing and commercial equipment leasing ("CEL"). Prior to 1995, the Company operated in three segments: commercial aircraft financing, CEL and non-core businesses. Non-core businesses represented market segments in which the Company is no longer active, and the Company continues to manage and liquidate the remaining non-core businesses as market opportunities occur. Based on trends to date, the Company does not expect to incur significant losses related to the disposal of its non-core businesses. At December 31, 1997 and 1996, the portfolio balances for non-core businesses totaled $12.2 million and $44.9 million, respectively.

Information on the Company's continuing businesses is included in the following tables.

New Business Volume
                                                                             Years ended December 31,
                                    ----------------------------------------------------------------------------
(Dollars in millions)                   1997            1996          1995           1994             1993

Commercial aircraft financing       $     176.3    $     475.3    $      349.7   $      117.9    $      411.4
Commercial equipment leasing              414.8          392.0           241.1           84.1            41.5
                                    ----------------------------------------------------------------------------
                                    $     591.1    $     867.3    $      590.8   $      202.0    $      452.9
                                    ============================================================================

Portfolio Balances
                                                                   December 31,
                                    ----------------------------------------------------------------------------
(Dollars in millions)                   1997            1996           1995           1994            1993
Commercial aircraft financing       $   1,711.5    $   1,814.9     $   1,405.7    $    1,333.0    $   1,237.5
Commercial equipment leasing              976.6          769.8           502.4           369.4          422.3
                                    ----------------------------------------------------------------------------
                                    $   2,688.1    $   2,584.7     $   1,908.1    $    1,702.4    $   1,659.8
                                    ============================================================================

For  financial   information  about  the  Company's   segments,   see  Notes  to
Consolidated Financial Statements included in Item 8.


Commercial Aircraft Financing Segment

The Company's commercial aircraft financing group, located in Long Beach, California, provides financing for customers purchasing aircraft. A substantial majority of the value of the commercial aircraft portfolio is derived from aircraft manufactured by McDonnell Douglas. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines.

The Company has not been involved in the financing of any new Boeing/McDonnell Douglas aircraft subsequent to the Boeing-McDonnell Douglas merger. The Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. The Company has, however, financed two used Boeing 737 aircraft, one used Boeing 757 aircraft and one used Boeing 767 aircraft subsequent to the Boeing-McDonnell Douglas merger. It is the present intent of the Company's management to achieve more balance in the commercial aircraft portfolio between Boeing and McDonnell Douglas aircraft.

Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

Commercial Aircraft Portfolio by Aircraft Type

                                                                            December 31,
                                        -------------------------------------------------------------------------
(Dollars in millions)                       1997           1996           1995           1994           1993
Boeing/McDonnell Douglas aircraft
    financing:
      Finance leases                    $     964.9   $   1,132.6    $      857.4   $     748.2    $     732.3
      Operating leases                        495.2         402.0           256.8         197.8          176.9
      Notes receivable                         61.9          82.9           110.9         194.8          125.9
                                        -------------------------------------------------------------------------
                                            1,522.0       1,617.5         1,225.1       1,140.8        1,035.1
                                        -------------------------------------------------------------------------

Other commercial aircraft financing:
    Finance leases                             133.3         136.9           126.1         125.2          123.0
    Operating leases                            51.9          56.0            49.6          43.1           55.9
    Notes receivable                             4.3           4.5             4.9          23.9           23.5
                                         -------------------------------------------------------------------------
                                               189.5         197.4           180.6         192.2          202.4
                                         -------------------------------------------------------------------------
                                         $   1,711.5   $   1,814.9    $    1,405.7   $   1,333.0    $   1,237.5
                                         =========================================================================

Commercial Aircraft Portfolio by Product Type

                                                                      December 31,
                                        -------------------------------------------------------------------------
(Dollars in millions)                      1997           1996           1995           1994           1993
Aircraft leases:
    Finance leases
      Domestic                          $     863.1   $     950.0    $      776.2   $     653.3     $     638.9
      Foreign                                 235.1         319.5           207.3         220.1           216.5
    Operating leases
      Domestic                                319.2         357.2           183.5         161.9           149.7
      Foreign                                 227.9         100.8           122.9          79.0            83.0
                                        -------------------------------------------------------------------------
                                            1,645.3       1,727.5         1,289.9       1,114.3         1,088.1
                                        -------------------------------------------------------------------------
Aircraft related notes receivable:
    Domestic obligors                           2.2          22.6            31.2          53.4            51.4
    Foreign obligors                           64.0          64.8            84.6         165.3            98.0
                                        -------------------------------------------------------------------------
                                               66.2          87.4           115.8         218.7           149.4
                                        -------------------------------------------------------------------------
                                        $   1,711.5   $   1,814.9    $    1,405.7   $   1,333.0     $   1,237.5
                                        =========================================================================

At December 31, 1997, the Company's commercial aircraft portfolio was comprised of finance leases to 29 customers (24 domestic and five foreign) with a carrying amount of $1,098.2 million (40.7% of total Company portfolio), notes receivable from four customers (one domestic and three foreign) with a carrying amount of $66.2 million (2.4% of total Company portfolio) and operating leases to 17 customers (11 domestic and six foreign) with a carrying amount of $547.1 million (20.3% of total Company portfolio).

At December 31, 1997, 56.4% of the Company's total portfolio consisted of financings related to Boeing/McDonnell Douglas aircraft, compared with 61.5% and 61.6% in 1996 and 1995, respectively.

-  Factors Affecting the Commercial Aircraft Financing Portfolio

   A substantial portion of the Company's total portfolio is concentrated among the Company's largest commercial aircraft financing customers. The five largest commercial aircraft financing customers accounted for $994.4 million (36.8% of total Company portfolio) and $1,172.4 million (44.6% of total Company portfolio) at December 31, 1997 and 1996, respectively.

   The Company's largest customer, Federal Express Corporation, accounted for $309.7 million (11.5% of total Company portfolio) and $316.1 million (12.0% of the total Company portfolio) at December 31, 1997 and 1996, respectively.

   At December 31, 1997, the Company's second largest customer was Trans World Airlines, Inc. ("TWA"), which accounted for $196.6 million (7.3% of total Company portfolio) and $249.5 million (9.5% of total Company portfolio) at December 31, 1997 and 1996, respectively. In 1997, 1996 and 1995, TWA accounted for 16.8%, 18.0% and 21.6%, respectively, of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1997, the maximum aggregate coverage under such guaranties was $36.4 million. TWA has reported cash balances of $237.8 million as of December 31, 1997, compared to $181.6 million at December 31, 1996. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

   P.T. Garuda Indonesia ("Garuda"), accounted for $171.8 million (6.4% of total Company portfolio) and $279.4 million (10.6% of total Company portfolio) at December 31, 1997 and 1996, respectively. Garuda has proposed a restructuring of the Company's two MD-11 leases. A possible restructuring, providing for lease extensions and payment deferrals, is being considered by the Company. Uncertainty for Asia-Pacific airlines increased during the latter half of 1997, as currency devaluations and continuing turmoil in Asia's financial markets dimmed the region's near-term prospects for growth. For more discussion on the Asia-Pacific economies, see "Current Commercial Aircraft Market Conditions."

   The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced to a maximum of $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1997 or 1996.

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

   The Company believes that realizable values for its aircraft at lease maturity are likely to remain above the values actually booked, but this is subject to many uncertainties including those referred to in "Factors Affecting Aircraft Financing Volume." If aircraft values decline and the Company is required, as a result of customer defaults, to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

   On November 3, 1997, Boeing announced that it will continue to produce MD-80 and MD-90 aircraft only until approximately mid-1999. Boeing also stated that MD-80 and MD-90 customers, with 1,200 such aircraft in service overall, can expect the same level of long-term support that Boeing provides for all of its aircraft, whether they are in or out of production. Boeing has stated that production of the MD-11 will continue at a relatively low rate through 1998, and future sales prospects are principally limited to the freighter version. Boeing has also noted that the future of the MD-11 jetliner program depends on the success of current marketing efforts, and Boeing expects to have a clearer picture of the program's future later in 1998. The Company's commercial aircraft portfolio as of December 31, 1997 included 33 MD-80s, three MD-90s and seven MD-11s, representing $425.3 million, $100.5 million and $650.3 million, respectively, in net asset value or 15.8%, 3.7% and 24.1%, respectively, of the Company's total portfolio. The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

   Generally, Asia-Pacific airlines' load factors declined and some airlines reported net losses in 1997. Uncertainty increased during the latter half of 1997, as currency devaluations and continuing turmoil in Asia's financial markets dimmed the region's near-term prospects for growth. With prospects for air travel growth in the region lower than most forecasts, airlines are currently evaluating the number and timing of aircraft additions contracted to deliver during the next several years. Except for the lease of the two MD-11s to Garuda discussed in "Factors Affecting the Commercial Aircraft Financing Portfolio" and the two Boeing 737 aircraft leased to Jet Airways (India) Pvt. Ltd. discussed in "Relationship With Boeing and McDonnell Douglas," the Company has no commercial aircraft leased to airlines in the Asia-Pacific region.

   For further discussion on the commercial jet aircraft market and the airline industry, see "Competition and Economic Factors."

-  Aircraft Leasing

   The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 1997, the Company owned or participated in the ownership of 132 leased commercial aircraft, a majority of which were manufactured by McDonnell Douglas.

-  Factors Affecting Aircraft Financing Volume

    The Company's commercial aircraft group has historically derived the majority of its new business volume by financing new McDonnell Douglas aircraft. Following the Boeing-McDonnell Douglas merger, this source of new business has not been available to the Company and, accordingly, the Company has not financed any new Boeing/McDonnell Douglas aircraft. The Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. See "Relationship with Boeing and McDonnell Douglas."

   The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business.

   The Company anticipates continued fluctuations in the volume of its aircraft financing transactions. At December 31, 1997, commercial aircraft financing's backlog was $22.5 million. At December 31, 1997, the Company had unused credit lines available to a customer totaling $50.0 million. The Company had no other commitments to provide aircraft related financing at December 31, 1997. See "Competition and Economic Factors."

   The following table lists information on new business volume for the Company's commercial aircraft financing segment:

                                                                     Years ending December 31,
                                             ---------------------------------------------------------------------------
(Dollars in millions)                           1997            1996           1995           1994            1993
Boeing/McDonnell Douglas aircraft
    financing volume:

      Finance leases                         $       7.1    $     234.1    $     220.6    $       53.0    $     357.3
      Operating leases                             146.5          196.9           81.9            15.7           33.8
      Notes receivable                              18.2           24.2           36.2            41.3           19.1
                                             ---------------------------------------------------------------------------
                                                   171.8          455.2          338.7           110.0          410.2
                                             ---------------------------------------------------------------------------
Other commercial aircraft
    financing volume:
      Finance leases                                 4.5           20.1            7.7             7.9            -
      Operating leases                               -              -              3.3             -              0.7
      Notes receivable                               -              -              -               -              0.5
                                             ---------------------------------------------------------------------------
                                                     4.5           20.1           11.0             7.9            1.2
                                             ---------------------------------------------------------------------------
                                             $     176.3    $     475.3    $     349.7    $      117.9    $     411.4
                                             ===========================================================================

    In 1997, $146.5 million of the $171.8 million in Boeing/McDonnell Douglas aircraft financing volume related to used Boeing aircraft. There are no Boeing commercial aircraft in the Company's portfolio from transactions prior to 1997.

-  Aircraft Financing Guaranties

   At December 31, 1997, the Company had $374.0 of guaranties in its favor with respect to its commercial aircraft financing portfolio relating to transactions with a carrying amount of $1,103.7 million (64.5% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:


                             Domestic Airlines     Foreign Airlines        Total
(Dollars in millions)
Amounts guaranteed by:
     McDonnell Douglas     $       225.4         $       109.5       $       334.9
     Other                          26.7                  12.4                39.1
                           -----------------------------------------------------------
Total guaranties           $       252.1         $       121.9       $       374.0
                           ===========================================================

The Company has no reason to believe that the amounts guaranteed by McDonnell Douglas will be ultimately uncollectible. See "Relationship with Boeing and McDonnell Douglas."

Commercial Equipment Leasing Segment

The CEL group provides single-investor, tax-oriented lease financing and participates in senior secured bank loans. CEL obtains its business primarily through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; and Detroit, Michigan. CEL specializes in leasing equipment such as machine tools, executive aircraft, highway vehicles, containers and chassis, printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The lease term is generally between three and ten years and transaction sizes usually range between $2.0 million and $20.0 million.

Portfolio balances for the Company's CEL segment are summarized as follows:

                                                                  December 31,
                                    -------------------------------------------------------------------------
(Dollars in millions)                    1997          1996          1995           1994           1993
Finance leases                      $     410.9  $      361.7   $      266.3  $      216.8   $       235.2
Operating leases                          375.0         231.5          169.1         133.4           157.5
Notes receivable                          190.7         176.6           67.0          18.5            28.8
Preferred and preference stock              -             -              -             0.7             0.8
                                    --------------------------------------------------------------------------
                                    $     976.6  $      769.8   $      502.4  $      369.4   $       422.3
                                    =========================================================================

-  Factors Affecting CEL Volume

   As the Company's borrowing costs have declined in recent years, CEL's ability to compete more effectively has been aided. At the same time, however, more financial institutions have entered the particular portion of the leasing market in which the Company has operated, thus intensifying overall competition. In 1997, CEL booked $414.8 million of new business volume, representing a $22.8 million increase over 1996 bookings. At December 31, 1997, CEL's backlog of business was $79.7 million, compared to $76.6 million at December 31, 1996.

   The Company is presently attempting to grow its CEL portfolio at a relatively faster rate than its commercial aircraft portfolio in order to achieve a better balance of its overall portfolio. Additionally, due to increased domestic competition, the Company is attempting to increase the amount of its financings to foreign borrowers and lessees. For a discussion of additional risks associated with foreign financings, see "Cross-Border Outstandings."

   The following lists information on new business volume for the Company's CEL segment:

                                                        Years ended December 31,
                           ----------------------------------------------------------------------------------
(Dollars in millions)           1997             1996                 1995         1994             1993
Finance leases             $      109.5     $      160.9    $       102.0    $        53.9    $       15.3
Operating leases                  199.7            107.0             70.5             24.3            22.9
Notes receivable                  105.6            124.1             68.6              5.9             3.3
                           ----------------------------------------------------------------------------------
                           $      414.8     $      392.0    $       241.1    $        84.1    $       41.5
                           ==================================================================================

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

Approximately 22.8% of the total Company portfolio consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by guaranties and allowance for losses. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The countries in which the Company's cross-border outstandings exceeded 1% of consolidated assets, net of domestic guaranties, consisted of the following at December 31, 1997, 1996 and 1995:

                                                     December 31,
                           -----------------------------------------------------------------
                            Finance Leases       Notes         Operating
(Dollars in millions)                         Receivable        Leases           Total
Country
1997
Indonesia                  $      110.5     $        -      $        -      $      110.5
Mexico                             50.1             44.0             -              94.1
Scandinavia                         -                -              55.1            55.1
India                               -                -              50.4            50.4
Italy                               -                3.5            39.8            43.3
Spain                               -                -              39.4            39.4
United Kingdom                     10.9              -              28.0            38.9
                           -----------------------------------------------------------------
                           $      171.5     $       47.5    $      212.7    $      431.7
                           =================================================================

1996
Indonesia                  $      120.8     $        -      $        -      $      120.8
Mexico                             27.0             31.2            13.2            71.4
Italy                               -                -              44.4            44.4
                           -----------------------------------------------------------------
                           $      147.8     $       31.2    $       57.6    $      236.6
                           =================================================================

1995
Indonesia                  $      132.6     $        -      $        -      $      132.6
Italy                               -                -              48.8            48.8
                           -----------------------------------------------------------------
                           $      132.6     $        -      $       48.8    $      181.4
                           =================================================================

At December 31, 1997 and 1996, there were no countries in which customer outstandings were between 0.75% and 1% of the Company's total assets. At December 31, 1995, the Company had equipment in Mexico under both a finance lease and an operating lease agreement with an aggregate net carrying amount of $15.6 million and equipment in Belgium under an operating lease agreement with a net carrying amount of $16.0 million, representing outstandings between 0.75% and 1% of the Company's total assets.

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1997:


(Dollars in millions)                                  Domestic          Foreign           Total
Maturity Distribution

    1998                                             $      251.1     $       35.0    $       286.1
    1999                                                    237.9             36.6            274.5
    2000                                                    191.9             37.1            229.0
    2001                                                    178.5             40.9            219.4
    2002                                                    158.7             36.4            195.1
    2003 and thereafter                                     835.7            211.9          1,047.6
                                                     -------------------------------------------------
                                                     $    1,853.8     $      397.9    $     2,251.7
                                                     =================================================

Financing Receivables due 1999 and Thereafter
    Fixed interest rates                             $    1,500.9     $      126.5    $     1,627.4
    Variable interest rates                                 101.8            236.4            338.2
                                                     -------------------------------------------------
                                                     $    1,602.7     $      362.9    $     1,965.6
                                                     =================================================


Allowance for Losses on Financing Receivables and Credit Loss Experience

Analysis of Allowance for Losses on Financing Receivables

                                                                                December 31,
                                                   -----------------------------------------------------------------------
(Dollars in millions)                                 1997          1996          1995           1994           1993
Allowance for losses on financing
    receivables at beginning of year               $    48.6     $    42.3      $     40.7    $    35.6     $    37.4
Provision for losses                                    11.5          14.2            12.2          9.9           8.6
Write-offs, net of recoveries                           (2.5)         (6.0)          (10.6)        (4.9)        (10.4)
Other                                                   (1.7)         (1.9)            -            0.1           -
                                                   =======================================================================
Allowance for losses on financing
    receivables at end of year                     $    55.9     $    48.6      $     42.3    $    40.7     $    35.6
                                                   =======================================================================

Allowance as percent of total portfolio                  2.1  %        1.8   %         2.1  %       2.2  %        1.9  %
Net write-offs as percent of average portfolio           0.1  %        0.3   %         0.6  %       0.3  %        1.6  %
More than 90 days delinquent:
    Amount of delinquent installments              $     1.8     $     2.1      $     10.0    $     2.8     $     3.7
    Total receivables due from delinquent
      obligors                                     $    15.5     $    23.4      $     12.1    $    43.2     $   108.4
    Total receivables due from delinquent
      obligors as a percentage of total                  0.6  %        0.9   %         0.6  %       2.4  %        5.9  %
      portfolio

The portfolio at December 31, 1997 includes one CEL obligor and two airline obligors to which payment extensions have been granted. At December 31, 1997, payments so extended amounted to $2.8 million ($1.2 million airline-related), and the aggregate carrying amount of the related receivables was $38.2 million ($18.0 million airline-related).

Receivable Write-offs, Net of Recoveries by Segment

The Company's primary operations had no net write-offs of receivables for the year ended December 31, 1997. CEL had $3.0 million in net write-offs (0.5% of CEL average portfolio), while commercial aircraft financing had no net write-offs of receivables for the year ended December 31, 1996.

In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $11.5 million and $14.2 million in 1997 and 1996, respectively, for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1997 to cover potential losses in the Company's total portfolio. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

The Company's receivable write-offs, net of recoveries, decreased in 1997, as compared to 1996, primarily attributable to certain CEL repossessions which occurred in 1996.

Nonaccrual and Past Due Financing Receivables

Financing receivables accounted for on a nonaccrual basis consisted of the following at December 31:

                                            December 31,
                               ----------------------------------------
(Dollars in millions)                 1997                 1996

Domestic                       $         1.4        $         1.6
Foreign                                  -                   13.8
                               ----------------------------------------
                               $         1.4        $        15.4
                               ========================================

Interest on receivables which are contractually past due 90 days or more as to principal and interest payments is being accrued for domestic financings of $4.6 million and $0.9 million at December 31, 1997 and 1996, respectively.


Borrowing Operations

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt, and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 7 of "Notes to Consolidated Financial Statements" included as Item 8.

The Company has a joint revolving credit agreement under which the Company may borrow up to $240.0 million, reduced by borrowings of up to $16.0 million that can be made by BCSC under this agreement. At December 31, 1997 and 1996, there were no amounts outstanding under the revolving credit agreement. At
December 31, 1997 and 1996, borrowings under commercial paper totaling $80.0 million and $96.0 million, respectively, were supported by available unused
commitments under  the  revolving   credit   agreement.   The  Company  also
has available approximately $95.0 million in uncommitted, short-term bank credit facilities.

On October 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of up to $400 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1997, the Company has issued and sold $165.0 million in aggregate principal amount of such notes.

The following table sets forth the average debt of the Company by borrowing classification:

(Dollars in millions)
                            Average             Average               Average
         Years ended       Short-Term          Long-Term               Total
        December 31,          Debt                Debt                  Debt
            1997          $      114.0        $      1,606.2    $      1,720.2
            1996                  49.5               1,501.0           1,550.5
            1995                  71.4               1,183.6           1,255.0
            1994                 108.0               1,167.3           1,275.3
            1993                 113.0               1,153.7           1,266.7

The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                         Weighted Average    Weighted Average   Weighted Average
        Years ended         Short-Term           Long-Term         Total Debt
        December 31,       Interest Rate       Interest Rate      Interest Rate
            1997                5.72%                 7.34%            7.25%
            1996                5.66                  7.60             7.56
            1995                6.34                  8.19             8.12
            1994                5.27                  8.76             8.50
            1993                5.97                  9.53             9.19

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

On March 16, 1998, Moody's Investors Service ("Moody's) said that it upgraded the ratings of the Company. The Company's senior unsecured debt rating was raised to A3 from Baa2 and its subordinated debt rating was raised to Baa1 from Baa3. The Company's commercial paper rating was raised to Prime-1 from Prime-2. Moody's said these ratings increases consider, among other things, "the improved and steady performance of Boeing Capital's business over the last several years." Moody's stated that "Further rating considerations include uncertainty regarding Boeing's long-term commitment to this business unit." Moody's noted that "the strategic fit of Boeing Capital is unclear in Boeing's overall strategy." The rating agency went on to say that "Boeing has not maintained a finance subsidiary of its own in the past, but has preferred to keep its customer financing exposure on its own balance sheet."

Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.


Competition and Economic Factors

The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial equipment leasing and commercial aircraft financing segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and to the ability of the Company to utilize tax benefits attendant to leasing. See "Commercial Equipment Leasing Segment - Factors Affecting CEL Volume," "Relationship With Boeing and McDonnell Douglas" and "Borrowing Operations." Competitive factors also include, among other things, the Company's ability to be relatively flexible in its financing arrangements with new and existing customers. Although the Company is particularly subject to risks attendant to the airline and aircraft manufacturing industries, the ability of the Company to generate new business also is dependent upon, among other factors, the capital equipment requirements of United States and foreign businesses and the availability of capital.

The Company has in the past obtained a significant portion of its leasing business and notes receivable in connection with the lease or sale of McDonnell Douglas aircraft. The Company's relationship with McDonnell Douglas has in many cases presented opportunities for such business and has caused McDonnell Douglas to offer to the Company substantially all of the financing receivables taken by McDonnell Douglas upon the sale of its aircraft. This relationship has been materially changed as a result of the Boeing-McDonnell Douglas merger and the Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. See "Relationship With Boeing and McDonnell Douglas." In past years, many customers have obtained their financing for McDonnell Douglas aircraft through sources other than the Company or McDonnell Douglas, reflecting a broader range of competitive financing alternatives available to McDonnell Douglas customers. See "Commercial Aircraft Financing Segment" and "Allowance for Losses on Financing Receivables and Credit Loss Experience."

Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation for noise abatement which will over time prohibit the use of older, noisier (Stage 2) aircraft in the United States by year end 2000, or an oversupply of aircraft for sale. In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value (including estimated lease values), which would result in recognition of a loss to the Company. At December 31, 1997, the Company's carrying amount of Stage 2 aircraft totaled $33.1 million (1.9% of the Company's total aircraft portfolio); however, all of the Company's Stage 2 aircraft will have book values approximating the aircraft's scrap value by the year 2000. For a discussion of the effects of the upcoming discontinuance of MD-80 and MD-90 aircraft, see "Commercial Aircraft Financing Segment - Factors Affecting Aircraft Financing Volume."

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures, as well as increased lower-fare personal travel, have combined to cause a long-term downward trend in passenger revenue yields on a worldwide basis (measured in real terms). Over the past two years, airplane capacity increases in the United States have lagged air travel growth, resulting in stable or increasing passenger yields. In Asia, slowing economies, reduced business travel, and currency devaluations are contributing to sharply lower yields. These factors result in continued price pressure on Boeing's products, and major productivity gains are essential to ensuring a favorable market position at acceptable profit margins.

As the world economy has improved in this decade, airline passenger traffic has been increasing. For the five-year period 1993-1997, the average annual growth rate for worldwide passenger traffic was approximately 5.7%. Boeing's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 5.0% annually for the first half of the 20-year forecast period, and 4.9% annually for the balance, based on projected average worldwide annual economic real growth of 3.0% over the period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, Boeing projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1997 dollars.


Relationship With Boeing and McDonnell Douglas

Boeing, together with its subsidiary McDonnell Douglas, is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 1997, Boeing recorded revenues of $45.8 billion and net losses of $178.0 million. At December 31, 1997, Boeing had assets of $38.0 billion and shareholders' equity of $13.0 billion. Boeing is conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

If the financial well-being of Boeing were to decline significantly, the Company's ability to enter into significant amounts of new business in the future could be materially constrained. Two of the principal industry segments in which Boeing operates, military aircraft and commercial aircraft, are especially competitive and have a limited number of customers. At December 31, 1997, McDonnell Douglas has provided $334.9 million of guaranties on the Company's aircraft portfolio, including first loss guaranties. In the event a substantial portion of the guaranties become payable and in the event that McDonnell Douglas is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the Company's earnings, cash flow or financial position. In addition, McDonnell Douglas is the obligor in a small number of the Company's commercial aircraft transactions and largely as a result thereof, at December 31, 1997, McDonnell Douglas was the lessee for $53.6 million of the Company's commercial aircraft portfolio.

In December 1997, the Company acquired from Boeing all of the outstanding shares of a corporation which had been formed for the exclusive purpose of owning and leasing two used Boeing 737-400 aircraft for a purchase price of $51.2 million. The aircraft continue to be owned by the corporation and are presently leased to Jet Airways (India) Pvt. Ltd. under leases expiring in 1999.

For a further description of significant factors which may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 1997 (Securities and Exchange Commission file number 001-00442).

-        Operating Agreement

   The relationship between the Company and McDonnell Douglas is governed by an operating agreement (the "Operating Agreement"), which was intended to formalize certain aspects of the relationship between the companies, principally those relating to the purchase and sale of McDonnell Douglas aircraft receivables, the leasing of McDonnell Douglas aircraft, the resale of McDonnell Douglas aircraft returned to, or repossessed by, the Company under leases or secured notes, and the allocation of federal income taxes between the companies. Now that McDonnell Douglas is a subsidiary of Boeing, Boeing has entered into a substantially similar agreement with the Company with respect to the allocation of federal income taxes, but not with respect to the purchase, sale and financing of any commercial aircraft. Although it remains in full force and effect, the Operating Agreement, as it relates to future commercial aircraft financings, now has little if any practical significance, as Boeing is not a party to it. This is illustrated by the fact that since the Boeing-McDonnell Douglas merger, the Company has not been involved in the financing of any new commercial aircraft. Further, it does not appear that any future financings would be covered by the Operating Agreement. It is also uncertain whether the Operating Agreement will be amended or whether Boeing will become a party to it in its current or amended form.

   The Company has the option under the Operating Agreement to tender to McDonnell Douglas any McDonnell Douglas aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include McDonnell Douglas aircraft leased under a partnership arrangement in which the Company is one of the partners, or McDonnell Douglas aircraft subject to third party liens or other security interests, unless the Company and McDonnell Douglas determine that purchase by McDonnell Douglas is desirable. At December 31, 1997, the carrying amount of McDonnell Douglas aircraft potentially excluded by this provision amounted to approximately $639.8 million.

-  Federal Income Taxes

   The Company and McDonnell Douglas presently file a consolidated federal income tax return with Boeing, with the consolidated tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by McDonnell Douglas to the Company or by the Company to McDonnell Douglas, as appropriate, equal to the difference between the consolidated tax liability and McDonnell Douglas's tax liability computed without consolidation with the Company. If, subsequent to any such payments by McDonnell Douglas, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to McDonnell Douglas any portion of such payments.

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

   The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. In some cases, the yields on receivables, without regard to tax benefits, may be less than the Company's related financing costs. To the extent that Boeing would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them profitable without regard to Boeing's utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. No assurances can be given that the Company would be successful in restructuring its financing activities. See "Competition and Economic Factors."

   There can likewise be no assurance that these (and other) intercompany arrangements will not change as time permits the Company's new Board members and shareholder to study and become more familiar with these working arrangements. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

-  Intercompany Services

   McDonnell Douglas provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays McDonnell Douglas the actual cost. See of "Notes to Consolidated Financial Statements" included as Item 8.

-  Intercompany Credit Arrangements

   The Company maintains separate borrowing facilities and there are no arrangements for joint use of such credit lines by Boeing or McDonnell Douglas. Bank credit and other borrowing facilities are negotiated by the Company on its own behalf. There are no provisions in the Company's debt instruments that provide that a default by Boeing or McDonnell Douglas on their respective debt constitutes a default on Company debt. There are no guaranties, direct or indirect, by Boeing or McDonnell Douglas of the payment of any debt of the Company.

   The Company had arrangements with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for periods up to 30 days at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1997 and
   1996. Such arrangements have been terminated as a result of the Boeing-McDonnell Douglas merger.

   Under a similar arrangement, the Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $51.0 million and $20.3 million were outstanding at December 31, 1997 and 1996, respectively. During 1997, the Company's highest level of borrowings from BCSC was $51.0 million. The Company had no loans to BCSC during 1997.

   Under another arrangement, Boeing Realty Corporation, a wholly-owned subsidiary of McDonnell Douglas, owed the Company $1.7 million at December 31, 1996. The outstanding balance was paid in full in November 1997 and there were no subsequent borrowings in 1997.


Item 2.  Properties

The Company leases all of its office space and other facilities. The Company's principal office is subleased from McDonnell Douglas, at a rate that was considered fair market value at the inception of the lease. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


Item 3.  Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on its earnings, cash flow or financial position.

The Company is a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco filed a counter-claim against the Company, asserting nine claims for alleged damages based on various tort and contractual theories relating to the Company's foreclosure.

The case proceeded to jury trial on three of the nine claims which survived the Company's Motion for Summary Judgment. The case was submitted to the jury on October 16, 1997. On October 17, 1997, the jury returned a verdict in favor of Aviaco awarding aggregate damages of approximately $12.2 million, including damages of approximately $10.0 million for the failure to exercise reasonable care with regard to the related lease agreement.

In December of 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, inter alia, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Both Aviaco and the Company have appealed from the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any future material adverse effect on its earnings, cash flow or financial position.

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

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's preferred and common stock is owned by BCSC. In 1997, the Company declared and paid dividends of $25.0 million on its common stock to BCSC. In 1996, the Company did not declare or pay any dividends to BCSC on its common stock. The Company paid $3.5 million in dividends on its preferred stock in 1997 and 1996. Preferred stock dividends of $0.6 million payable to BCSC were accrued at December 31, 1997.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $77.4 million of the Company's income retained for growth was available for dividends at December 31, 1997.

Item 6.  Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1997 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

                                                                  Years ended December 31,
(Dollars in millions)                      1997           1996            1995            1994           1993
Financing volume                       $     591.1    $      867.3    $      590.8    $     202.0    $     453.0
                                       ============================================================================

Operating income:
   Finance lease income                $     136.9    $      118.6    $      104.3    $     100.7    $      90.1
   Interest on notes receivable               26.3            24.4            27.2           29.4           38.9
   Operating lease income, net                56.7            55.1            41.1           38.5           35.9
   Net gain on disposal or re-lease
     of assets                                21.0            19.6             8.7           11.1           23.7
   Other                                       5.5             3.8             9.3            7.1            8.3
                                       ----------------------------------------------------------------------------
                                             246.4           221.5           190.6          186.8          196.9
                                       ----------------------------------------------------------------------------

Expenses:
   Interest expense                          124.7           117.3           101.9          108.3          116.4
   Provision for losses                       11.5            14.2            12.2            9.9            8.6
   Operating expenses                         13.1            11.7            11.3           15.2           20.3
   Other                                       9.3             3.4             4.9           12.3           12.4
                                       ----------------------------------------------------------------------------
                                             158.6           146.6           130.3          145.7          157.7
                                       ----------------------------------------------------------------------------

Income before provision for income
   taxes                                      87.8            74.9            60.3           41.1           39.2
Provision for income taxes                    31.7            26.1            21.0           12.8           22.4
                                       ----------------------------------------------------------------------------
Net income                             $      56.1    $       48.8    $       39.3    $      28.3    $      16.8
                                       ============================================================================

Dividends declared                     $      28.5    $        3.5    $       31.0    $      30.5    $       3.6

Ratio of income to fixed charges (1)           1.68            1.62            1.57           1.37           1.33

Balance sheet data:
   Total assets                        $   2,722.8    $    2,653.6    $    2,049.6    $   1,929.6    $   2,055.5
   Total debt                              1,797.9         1,850.2         1,339.7        1,215.1        1,361.2
   Shareholder's equity                      353.1           325.5           280.2          271.9          269.4

Dividends accrued on preferred
   stock at year end                   $       0.6    $        0.6    $        0.6    $       0.6    $       0.6

(1) For the purpose of computing the ratio of income to fixed charges, income consists of income before provision for income taxes and fixed charges; and fixed charges consist of interest expense and preferred stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements included in Item 8.

From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-K, and particularly in Items 1, 3 and 7, may contain forward-looking information. The subject matter of such statements may include, but are not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger, future earnings, costs, expenditures, losses, residual values, and various business environment trends. In addition to those contained herein, forward-looking statements and properties may be made by management orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by such shareholder, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties, and legal proceedings.

Capital Resources and Liquidity

The Company has significant liquidity requirements. The Company attempts to fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has a $240.0 million revolving credit agreement which is reduced by borrowings of up to $16.0 million made by BCSC. At December 31, 1997 and 1996, borrowings under commercial paper totaling $80.0 million and $96.0 million, respectively, were supported by available unused commitments under the revolving credit agreement. The Company has available approximately $95.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1997 and 1996, borrowings under these credit facilities totaled $18.0 million and $45.0 million, respectively. The Company also accesses the public debt market and anticipates using proceeds from the issuance of additional public debt to fund future growth. On October 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of up to $400 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1997, the Company has issued $165.0 million in aggregate principal of medium-term notes. See "Item 1. Business - Borrowing Operations."

1997 vs. 1996

Finance lease income increased $18.3 million (15.4%) in 1997 compared to 1996, primarily attributable to the financings of two MD-11 aircraft funded in late 1996 under finance lease agreements.

Interest expense increased $7.4 million (6.3%) in 1997 compared to 1996, attributable to a higher level of borrowings in 1997, resulting from increased financing activity in late 1996.

Provision for losses decreased $2.7 million (19.0%) in 1997 compared to 1996, primarily attributable to the Company's determination that additional provisions for losses relating to the commercial aircraft portfolio in excess of those previously provided were not necessary or appropriate during the current period and to a decrease in new aircraft lease volume, which aggregated $176.3 million in 1997, compared to aircraft lease volume of $475.3 million in 1996.

Other expenses increased $5.9 million (173.5%) in 1997 compared to 1996, primarily attributable to maintenance expenses of approximately $5.3 million on an airplane that was repossessed in March 1997.

1996 vs. 1995

Finance lease income increased $14.3 million (13.7%) in 1996 compared to 1995, primarily attributable to increased volume for 1996 and the 1995 fourth quarter financings of two MD-11 aircraft.

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

Year 2000 Date Conversion

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. In 1996, the Company initiated a conversion from its existing lease administrative system to programs that are Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has and will continue to utilize both internal and external resources to replace and test the software for Year 2000 compliance. The Company anticipates completing the Year 2000 project by the third quarter of 1999, which is prior to any anticipated impact on its operating systems.

The total cost of the Year 2000 project is being funded through operating cash flows and will have no material adverse effect on the Company's earnings, cash flow or financial position.

No assurance can be given, however, that Year 2000 problems of unrelated third parties (such as other financial institutions with which the Company does business) will not materially impact operations or operating results.

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments, fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not considered to be material. Fixed-rate debt obligations currently issued by the Company are generally not callable until maturity.

Item 8.  Financial Statements and Supplementary Data

The following pages include the consolidated financial statements of the Company as described in Item 14 (a) 1 and (a) 2 of Part IV herein.

                          Independent Auditors' Report


Shareholder and Board of Directors
Boeing Capital Corporation

We have audited the accompanying consolidated balance sheet of Boeing Capital Corporation (a wholly-owned subsidiary of Boeing Capital Services Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of income and income retained for growth, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boeing Capital Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 23, 1998

                          Independent Auditors' Report


Shareholder and Board of Directors
McDonnell Douglas Finance Corporation

We have audited the accompanying consolidated balance sheet of McDonnell Douglas Finance Corporation (a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income and income retained for growth, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonnell Douglas Finance Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income and income retained for growth, and cash flows for the years ended December 31, 1994 and 1993 (none of which are presented separately herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the four years in the period ended December 31, 1996, appearing on page 21 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.



/s/ ERNST & YOUNG LLP

January 22, 1997

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                  December 31,
(Dollars in millions, except stated value and par value)                    1997                1996
------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
      Investment in finance leases                                    $      1,509.1      $      1,631.2
      Notes receivable                                                         269.0               308.9
                                                                      --------------------------------------
                                                                             1,778.1             1,940.1
      Allowance for losses on financing receivables                            (55.9)              (48.6)
                                                                      --------------------------------------
                                                                             1,722.2             1,891.5
    Cash and cash equivalents                                                   39.1                16.9
    Equipment under operating leases, net                                      922.2               689.5
    Equipment held for sale or re-lease                                          0.7                14.0
    Other assets                                                                38.6                41.7
                                                                      --------------------------------------
                                                                      $      2,722.8      $      2,653.6
                                                                      ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                          $        149.0      $        161.3
    Accounts payable and accrued expenses                                       49.1                47.7
    Accounts with Boeing, McDonnell Douglas and BCSC                            37.2                 -
    Other liabilities                                                           97.2                90.0
    Deferred income taxes                                                      388.3               340.2
    Long-term debt:
       Senior                                                                1,579.0             1,594.1
       Subordinated                                                             69.9                94.8
                                                                      --------------------------------------
                                                                             2,369.7             2,328.1
                                                                      --------------------------------------

    Commitments and contingencies - Note 8

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
         outstanding 10,000 shares                                              50.0                50.0
      Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                    5.0                 5.0
      Capital in excess of par value                                            89.5                89.5
      Income retained for growth                                               208.6               181.0
                                                                      --------------------------------------
                                                                               353.1               325.5
                                                                      --------------------------------------
                                                                      $      2,722.8      $      2,653.6
                                                                      ======================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth


(Dollars in millions)                                               1997              1996                1995
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
    Finance lease income                                       $      136.9      $      118.6      $       104.3
    Interest income on notes receivable                                26.3              24.4               27.2
    Operating lease income, net of depreciation expense of
       $61.1, $57.6 and $48.2 in 1997, 1996 and 1995,
       respectively                                                    56.7              55.1               41.1
    Net gain on disposal or re-lease of assets                         21.0              19.6                8.7
    Other                                                               5.5               3.8                9.3
                                                               -----------------------------------------------------
                                                                      246.4             221.5              190.6
                                                               -----------------------------------------------------

EXPENSES
    Interest expense                                                  124.7             117.3              101.9
    Provision for losses                                               11.5              14.2               12.2
    Operating expenses                                                 13.1              11.7               11.3
    Other                                                               9.3               3.4                4.9
                                                               -----------------------------------------------------
                                                                      158.6             146.6              130.3
                                                               -----------------------------------------------------
Income before provision for income taxes                               87.8              74.9               60.3
Provision for income taxes                                             31.7              26.1               21.0
                                                               -----------------------------------------------------
Net income                                                             56.1              48.8               39.3
Income retained for growth at beginning of year                       181.0             135.7              127.4
Dividends                                                             (28.5)             (3.5)             (31.0)
                                                               -----------------------------------------------------
Income retained for growth at end of year                      $      208.6      $      181.0      $       135.7
                                                               =====================================================


See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                              Years ended December 31,
(Dollars in millions)                                                1997              1996              1995
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                   $       56.1     $       48.8      $        39.3
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation expense - equipment under operating
            leases                                                       61.1             57.6               48.2
          Net gain on disposal or re-lease of assets                    (21.0)           (19.6)              (8.7)
          Provision for losses                                           11.5             14.2               12.2
          Change in assets and liabilities:
            Accounts with Boeing, McDonnell Douglas and
              BCSC                                                       37.2             18.5               26.4
            Other assets                                                  3.1              1.8               40.4
            Accounts payable and accrued expenses                         1.4              5.9                8.8
            Other liabilities                                             7.2              7.5              (10.0)
            Deferred income taxes                                        48.1             34.8               (0.7)
          Other, net                                                     (0.7)            (1.7)               0.4
                                                                 ---------------------------------------------------
                                                                        204.0            167.8              156.3
                                                                 ---------------------------------------------------

INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                101.7            (91.2)              60.6
    Purchase of equipment for operating leases                         (346.2)          (303.9)            (155.7)
    Proceeds from disposition of equipment, notes and leases
       receivable                                                       177.4            115.0              109.6
Collection of notes and leases receivable                               209.6            167.0              181.6
Acquisition of notes and leases receivable                             (243.0)          (557.2)            (435.6)
                                                                 ---------------------------------------------------
                                                                       (100.5)          (670.3)            (239.5)
                                                                 ---------------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                 (12.3)           147.6              (90.1)
    Debt having maturities more than 90 days:
       Proceeds                                                         226.8            608.7              572.8
       Repayments                                                      (267.3)          (246.0)            (358.0)
    Payment of cash dividends                                           (28.5)            (3.5)             (42.0)
                                                                 ---------------------------------------------------
                                                                        (81.3)           506.8               82.7
                                                                 ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     22.2              4.3               (0.5)
Cash and cash equivalents at beginning of year                           16.9             12.6               13.1
                                                                 ---------------------------------------------------
Cash and cash equivalents at end of year                         $       39.1     $       16.9      $        12.6
                                                                 ===================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997


Note 1 -- Organization and Summary of Significant Accounting Policies

ORGANIZATION Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation) ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn, as of August 1, 1997, is wholly-owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines, and the Company as a whole is active in providing lease and debt financing to a broad range of commercial and industrial customers.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are addressed in these notes to the consolidated financial statements.

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

CASH EQUIVALENTS The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 and 1996 were $37.9 million and $15.3 million, respectively. At December 31, 1997 and 1996, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $27.6 million and $29.5 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES The allowance for losses on financing receivables includes consideration of such factors as the risk rating of individual credits, economic and political conditions, guaranties, prior loss experience, collateral value of the underlying equipment and results of periodic credit reviews.

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

INCOME TAXES The operations of the Company are included in the consolidated federal income tax return of Boeing. McDonnell Douglas or Boeing presently charges or credits the Company for the corresponding increase or decrease in taxes resulting from such inclusion. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts in excess of such forecast due in the year realized by Boeing.

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. Under an informal arrangement, the current provision for state income taxes based on an agreed upon rate is paid to Boeing and the state income tax deferred asset or liability is carried on Boeing's books.

SEGMENT INFORMATION The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption thereof had no material effect on the Company's financial position or operating results. For segment information, see Note 11.

Note 2 -- The Effects of the Boeing-McDonnell Douglas Merger

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

The many possible ramifications of the merger on the Company (for example, decisions regarding the strategic value of the Company to Boeing, the impact of the merger on residual values of aircraft in the Company's portfolio, the tax position of Boeing and the effect of decisions relating to the financing of Boeing aircraft) are currently unknown and, therefore, cannot be quantified at this time. Boeing is conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

The Company and McDonnell Douglas presently file a consolidated federal income tax return with Boeing, with the consolidated tax payments, if any, being made by Boeing. The operating agreement between the Company, BCSC and McDonnell Douglas ("the Operating Agreement") provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by McDonnell Douglas to the Company or by the Company to McDonnell Douglas, as appropriate, equal to the difference between the consolidated tax liability and McDonnell Douglas's tax liability computed without consolidation with the Company. If, subsequent to any such payments by McDonnell Douglas, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to McDonnell Douglas any portion of such payments.

The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of McDonnell Douglas allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the current arrangement, McDonnell Douglas presently charges or credits the Company for the corresponding increase or decrease in McDonnell Douglas's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of McDonnell Douglas. Intercompany payments are made when such taxes are due or tax benefits are realized by McDonnell Douglas based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts in excess of such forecast due in the year realized by McDonnell Douglas.

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

On November 3, 1997, Boeing announced that it will continue to produce MD-80 and MD-90 aircraft only until approximately mid-1999. Boeing also stated that MD-80 and MD-90 customers, with 1,200 such aircraft in service overall, can expect the same level of long-term support that Boeing provides for all of its aircraft, whether they are in or out of production. Boeing has stated that production of the MD-11 will continue at a relatively low rate through 1998, and future sales prospects are principally limited to the freighter version. Boeing has also noted that the future of the MD-11 jetliner program depends on the success of current marketing efforts, and Boeing expects to have a clearer picture of the program's future later in 1998. The Company's commercial aircraft portfolio as of December 31, 1997 included 33 MD-80s, three MD-90s and seven MD-11s, representing $425.3 million, $100.5 million and $650.3 million, respectively, in net asset value or 15.8%, 3.7% and 24.1%, respectively, of the Company's total portfolio. The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

Note 3 -- Investment in Finance Leases

The following lists the components of the investment in finance leases at December 31:

(Dollars in millions)                               1997               1996
Minimum lease payments receivable             $    1,985.8       $    2,252.1
Estimated residual value of leased assets            405.6              423.6
Unearned income                                     (885.9)          (1,047.7)
Deferred initial direct costs                          3.6                3.2
                                              ------------------------------------
                                              $    1,509.1       $    1,631.2
                                              ====================================

The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:

(Dollars in millions)                                  1997               1996
Minimum lease payments receivable                $      534.3        $      568.1
Estimated residual value of leased assets                83.3                83.3
Unearned income                                        (276.2)             (300.8)
Deferred initial direct costs                             0.8                 0.7
                                                 -----------------------------------
                                                 $      342.2        $      351.3
                                                 ===================================

At December 31, 1997, finance lease receivables of $50.9 million serve as collateral to senior long-term debt.

At December 31, 1997, finance lease receivables are due in installments as follows: 1998, $258.4 million; 1999, $245.1 million; 2000, $200.1 million; 2001,
$190.6 million; 2002, $160.9 million; 2003 and thereafter, $930.7 million.

Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1997 and 1996, the carrying amount of this aircraft was $26.7 million and $28.5 million, respectively.

Note 4 -- Notes Receivable

The following lists the components of notes receivable at December 31:

(Dollars in millions)                    1997              1996
Principal                          $      265.9      $      306.3
Accrued interest                            2.8               2.8
Unamortized discount                       (0.5)             (0.8)
Deferred initial direct costs               0.8               0.6
                                   ------------------------------------
                                   $      269.0      $      308.9
                                   ====================================

At December 31, 1997,  notes  receivables  are due in  installments  as follows:
1998,  $27.7 million;  1999,  $29.4 million;  2000,  $28.9 million;  2001, $28.8 million; 2002, $34.2 million; 2003 and thereafter, $116.9 million.

Note 5 -- Equipment Under Operating Leases

Equipment under operating leases consisted of the following at December 31:

 (Dollars in millions)                           1997              1996
Commercial aircraft                        $      651.1       $      543.7
Executive aircraft                                313.1              153.9
Highway vehicles                                   51.4               61.7
Machine tools and production equipment             52.6               50.7
Printing equipment                                 32.2               34.1
Other                                              15.3               16.4
                                           -----------------------------------
                                                1,115.7              860.5
Accumulated depreciation                         (185.3)            (158.9)
Rentals receivable                                 15.1               11.6
Deferred lease income                             (24.0)             (25.0)
Deferred initial direct costs                       1.7                1.3
Allowance for uncollectible rents                  (1.0)               -
                                           -----------------------------------
                                           $      922.2       $      689.5
                                           ===================================

At December 31, 1997, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 1998, $150.1 million; 1999, $113.8 million; 2000, $79.6 million; 2001, $63.0 million; 2002, $52.7 million; 2003 and thereafter, $383.4 million.

At December 31, 1997, equipment under operating leases of $7.1 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $195.2 million at December 31, 1997, relate to commercial aircraft leased by the Company under capital lease obligations.

Under an operating lease agreement, the Company leased two MD-82 aircraft to McDonnell Douglas. At December 31, 1996, the carrying amount of these aircraft was $26.5 million. These aircraft were sold to an unrelated party in 1997.

During 1996, the Company entered into an operating lease agreement, to lease a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payment of $0.4 million through 2004. At December 31, 1997 and 1996, the carrying amount of this aircraft was $26.9 million and $28.9 million, respectively.

Under a separate operating lease agreement, the Company leased an executive aircraft to McDonnell Douglas. At December 31, 1996, the carrying amount of this aircraft was $15.6 million. The executive aircraft was sold to Boeing in November 1997 (See Note 9).

Note 6 -- Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)         1997               1996                1995
Current:
    Federal              $    (21.3)       $      (12.8)       $       18.5
    State                       4.9                 4.1                 3.2
                        --------------------------------------------------------
                             (16.4)               (8.7)               21.7
Deferred:
    Federal                    48.1                34.8                (0.7)
                        --------------------------------------------------------
                         $     31.7        $       26.1        $       21.0
                        ========================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)                  1997               1996
Deferred tax assets:
    Allowance for losses         $         19.6     $         17.0
    Other                                   5.7                6.0
                                 -------------------------------------
                                           25.3               23.0
                                 -------------------------------------

Deferred tax liabilities:
    Leased assets                        (410.9)            (358.5)
    Other                                  (2.7)              (4.7)
                                 -------------------------------------
                                         (413.6)            (363.2)
                                 -------------------------------------
Net deferred tax liability       $       (388.3)    $       (340.2)
                                 =====================================

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

(Dollars in millions)                                   1997              1996              1995
Tax computed at federal statutory rate            $        30.7     $         26.2     $        21.1
State income taxes, net of federal tax benefit              3.2                2.6               2.1
Foreign sales corporation benefit                          (1.2)              (1.5)             (2.1)
Effect of investment tax credits                           (0.9)              (0.7)             (0.9)
Other                                                      (0.1)              (0.5)              0.8
                                                  -----------------------------------------------------
                                                  $        31.7     $         26.1     $        21.0
                                                  =====================================================

The Company is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1986 through 1995. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

The Company received income tax payments from Boeing/McDonnell Douglas of $30.7 million, $15.4 million and $2.1 million in 1997, 1996 and 1995, respectively.

Note 7 -- Indebtedness

Short-term notes payable consisted of the following at December 31:

                                                              December 31,
                                     ---------------------------------------------------------------
                                                                       Weighted Average Interest
(Dollars in millions)                   Balance at End of Year            Rate at End of Year
                                     ---------------------------------------------------------------
                                          1997            1996           1997           1996
Commercial paper                     $       80.0    $       96.0         7.00    %      6.43    %
Uncommitted credit facilities                18.0            45.0         5.93           6.02
BCSC                                         51.0            20.3         5.96           5.75
                                     ------------------------------
                                     $      149.0    $      161.3
                                     ==============================

During 1996, BCSC and the Company amended their joint revolving credit agreement to provide, among other things, for increased borrowing capacity and to extend the maturity date to August 2001. Under the amended agreement, the Company may borrow a maximum of $240.0 million, reduced by BCSC borrowings under this same agreement, which are limited to $16.0 million. The interest rate, at the option of BCSC or the Company, is either a fixed rate, generally based on a defined prime rate, or floating rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1997 and 1996. At December 31, 1997 and 1996, borrowings under commercial paper totaling $80.0 million and $96.0 million, respectively, were supported by available unused commitments under the revolving credit agreement.

The Company has available approximately $95.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1997 and 1996, borrowings under these credit facilities totaled $18.0 million and $45.0 million, respectively.

On October 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of up to $400 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1997, the Company has issued and sold $165.0 million in aggregate principal amount of medium-term notes.

Senior long-term debt consisted of the following at December 31:


(Dollars in millions)                                                      1997                  1996
7.0% Notes due through 1998, net of discount based on imputed
    interest rate of 10.88%                                         $             0.2     $             1.0
Variable rate note due 1998                                                      15.0                  15.0
3.9% Notes due through 1999, net of discount based on imputed
    interest rates of 9.15% - 10.6%                                               2.9                   4.7
5.75% - 6.875% notes due through 2000, net of discount based on
    imputed interest rates of 9.75% - 11.4%                                       5.0                   6.7
6.9% - 9.43% notes due through 2001                                              44.2                  54.1
6.0% - 8.375% Retail medium-term notes due through 2011                          76.6                  76.5
5.9% - 13.55% Medium-term notes due through 2017                                990.5                 960.2
Capital lease obligations due through 2008                                      444.6                 475.9
                                                                    ------------------------------------------
                                                                    $         1,579.0     $         1,594.1
                                                                    ==========================================

At December 31, 1997 and 1996, subordinated long-term debt consisted of $69.9 million and $94.8 million, respectively, in medium-term notes due through 2004 with interest rates ranging from 5.48% to 8.31%.

The derivative financial instruments held by the Company at December 31, 1997, consisted of specifically tailored interest rate swaps. The Company does not trade in derivatives for speculative purposes.

The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. The Company believes it has no market rate risk, as the interest rate swaps are matched with specific debt.
Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. At December 31, 1997, the Company had interest rate swap agreements outstanding as follows:

(Dollars in millions)      Contract Maturity    Notional Principal        Receive Rate        Pay Rate
Capital lease obligations      2006 - 2008        $    376.1              Floating(1)        6.65% - 7.599%
Medium-term notes              2000 - 2001              50.0             6.83% - 8.61%         Floating(1)

-------------
       (1) Floating rates are based on LIBOR.

As  of  December  31,  1997,   $44.4  million  of  senior   long-term  debt  was
collateralized by equipment. This debt is comprised of the 7.0% Notes due through 1998 and the 6.9% - 9.43% Notes due through 2001.

Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:


                             Long-Term              Capital
(Dollars in millions)          Debt                 Leases
1998                    $        218.3        $         72.6
1999                             209.8                  70.8
2000                             130.9                  87.8
2001                             182.4                  67.5
2002                             111.1                  58.1
2003 and thereafter              356.5                 289.1
                        ------------------------------------------
                               1,209.0                 645.9
Deferred debt expenses            (4.7)                 (0.4)
Imputed interest                   -                  (200.9)
                        ------------------------------------------
                        $      1,204.3        $        444.6
                        ==========================================

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $77.4 million of the Company's income retained for growth was available for dividends at December 31, 1997.

Interest payments totaled $124.4 million in 1997, $113.9 million in 1996 and $99.2 million in 1995.

Note 8 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on its earnings, cash flow or financial position.

The Company is a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco filed a counter-claim against the Company, asserting nine claims for alleged damages based on various tort and contractual theories relating to the Company's foreclosure.

The case proceeded to jury trial on three of the nine claims which survived the Company's Motion for Summary Judgment. The case was submitted to the jury on October 16, 1997. On October 17, 1997, the jury returned a verdict in favor of Aviaco awarding aggregate damages of approximately $12.2 million, including damages of approximately $10.0 million for the failure to exercise reasonable care with regard to the related lease agreement.

In December of 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, inter alia, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Both Aviaco and the Company have appealed from the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any future material adverse effect on its earnings, cash flow or financial position.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $196.6 million (7.3% of total Company portfolio) and $249.5 million (9.5% of total Company portfolio) at December 31, 1997 and 1996, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1997, the maximum aggregate coverage under such guaranties was $36.4 million. TWA has reported cash balances of $237.8 million as of December 31, 1997, compared to $181.6 million at December 31, 1996. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

P.T. Garuda Indonesia ("Garuda"), accounted for $171.8 million (6.4% of total Company portfolio) and $279.4 million (10.6% of total Company portfolio) at December 31, 1997 and 1996, respectively. Garuda has proposed a restructuring of the Company's two MD-11 leases. A possible restructuring, providing for lease extensions and payment deferrals, is being considered by the Company. Uncertainty for Asia-Pacific airlines increased during the latter half of 1997, as currency devaluations and continuing turmoil in Asia's financial markets dimmed the region's near-term prospects for growth.

The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1997 or 1996.

At December 31, 1997 and 1996, the Company had commitments to provide leasing and other financing totaling $102.2 million and $76.6 million, respectively.

In conjunction with prior asset dispositions, at December 31, 1997, the Company is subject to a maximum recourse of $64.4 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1997, the Company had guaranteed the repayment of $5.9 million in capital lease obligations associated with a 50% partner.

The Company's principal office is leased from McDonnell Douglas under an operating lease agreement, expiring in 1999. Rent expense for all office leases under operating lease agreements in 1997, 1996 and 1995 totaled $0.8 million, $0.4 million and $0.9 million, respectively. At December 31, 1997, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregate $0.9 million.

Note 9 -- Transactions with Boeing, McDonnell Douglas and BCSC

Accounts with Boeing, McDonnell Douglas and BCSC consisted of the following at December 31:

(Dollars in millions)                                1997                   1996
Note receivable                              $             -        $             1.7
Federal income tax receivable (payable)                  (11.6)                   6.7
State income tax payable                                  (4.1)                  (3.5)
Other payables                                           (21.5)                  (4.9)
                                             --------------------------------------------
                                             $           (37.2)     $             -
                                             ============================================

The Company had arrangements with McDonnell Douglas, terminable at the discretion of either of the parties, pursuant to which the Company may borrow from McDonnell Douglas and McDonnell Douglas may borrow from the Company, funds for periods up to 30 days at a market rate of interest. Under these arrangements, there were no outstanding balances at December 31, 1997 and 1996. Such arrangements have been terminated as a result of the Boeing-McDonnell Douglas merger.

Under a similar arrangement, the Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $51.0 million and $20.3 million were outstanding at December 31, 1997 and 1996, respectively.

At December 31, 1996, the Company had a note receivable from Boeing Realty Corporation, a wholly owned subsidiary of McDonnell Douglas, of $1.7 million. The note was paid in full in November 1997.

In December 1997, the Company acquired from Boeing all of the outstanding shares of a corporation which had been formed for the exclusive purpose of owning and leasing two used Boeing 737-400 aircraft for a purchase price of $51.2 million. The aircraft continue to be owned by the corporation and are presently leased to Jet Airways (India) Pvt. Ltd. under leases expiring in 1999.

During 1997, 1996 and 1995, the Company purchased aircraft subject to leases from Boeing and McDonnell Douglas in the amount of $51.9 million, $501.9 million and $276.8 million, respectively. During 1997, 1996 and 1995, the Company recorded operating income from Boeing and McDonnell Douglas relating to financings aggregating $12.1 million, $14.9 million and $16.2 million, respectively.

In November 1997, the Company sold, at estimated fair value, an executive aircraft formerly leased to McDonnell Douglas to Boeing for $16.8 million. The Company recorded a pretax gain of $1.8 million, which is included in net gain on disposal or re-lease of assets.

At December 31, 1997 and 1996, $334.9 million and $470.2 million, respectively, was guaranteed by McDonnell Douglas for commercial aircraft financing. Fees related to these guaranties that were paid to McDonnell Douglas totaled $1.1 million, $1.6 million and $1.9 million in 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Company collected $6.9 million, $2.1 million and $0.5 million, respectively, under these guaranties.

The Company's Series A Preferred Stock, owned entirely by BCSC, is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1997 and 1996.

Substantially all employees of McDonnell Douglas and its subsidiaries are members of defined benefit pension plans and insurance plans. McDonnell Douglas also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. McDonnell Douglas generally charges the Company with the actual cost of these plans attributable to the Company's employees which are included with other McDonnell Douglas charges for support services and reflected in operating expenses. McDonnell Douglas charges for services provided during 1997, 1996 and 1995 totaled $1.3 million, $1.3 million and $1.1 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $1.1 million, $0.9 million and $1.2 million in 1997, 1996 and 1995, respectively.

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

SHORT AND LONG-TERM DEBT Carrying amounts of borrowings include deferred debt costs. Carrying amounts of borrowings under the short-term revolving credit agreements approximate their fair value. The fair values of long-term debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analyses, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

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

The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:


                                                           1997                                1996
                                           -------------------------------------------------------------------------
                                                         Assets (Liabilities)                Assets (Liabilities)
                                                       -------------------------           -------------------------
                                             Notional    Carrying      Fair      Notional    Carrying      Fair
(Dollars in millions)                         Amount      Amount      Value       Amount      Amount      Value
ASSETS
    Cash and cash equivalents                $    -      $   39.1    $   39.1    $    -      $   16.9    $   16.9
    Notes receivable                              -         269.0       298.8         -         308.9       317.0

LIABILITIES
    Short-term notes payable to banks             -        (149.0)     (149.0)        -        (161.3)     (161.3)
    Long-term debt:
       Senior, excluding capital lease
         obligations                              -      (1,139.0)   (1,191.0)        -      (1,123.1)   (1,154.3)
       Subordinated                               -         (70.0)      (74.8)        -         (95.0)      (99.2)

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit               (102.2)        -        (102.2)      (76.6)        -         (76.6)
    Interest rate swaps                         426.1         -          (4.7)      469.9         -           3.1

Note 11 -- Segment Information and Concentration of Credit Risk

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $309.7 million (11.5% of total Company portfolio) and $316.1 million (12.0% of total Company portfolio) at December 31, 1997 and 1996, respectively. The second largest commercial aircraft financing customer accounted for $196.6 million (7.3% of total Company portfolio) and $249.5 million (9.5% of total portfolio), at December 31, 1997 and 1996, respectively. The five largest commercial aircraft financing customers accounted for $994.4 million (36.8% of total Company portfolio) and $1,172.4 million (44.6% of total Company portfolio) at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, there were no significant concentrations by customer within the commercial equipment leasing portfolio.

In 1997, 1996 and 1995, a single aircraft financing customer accounted for 16.8%, 18.0% and 21.6%, respectively, of the Company's operating income. No other customer accounted for more than 10% of the Company's operating income.

The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years ending December 31 is as follows:

(Dollars in millions)                                            1997               1996              1995
Operating income:
    Commercial aircraft financing                           $       155.5     $         145.2    $        123.5
    Commercial equipment leasing                                     88.0                68.1              52.7
    Other                                                             2.6                 7.5              12.4
    Corporate                                                         0.3                 0.7               2.0
                                                            =====================================================
                                                            $       246.4     $         221.5    $        190.6
                                                            =====================================================

Income (loss) before provision for income taxes:
    Commercial aircraft financing                           $        58.7     $          55.2    $         36.2
    Commercial equipment leasing                                     37.7                25.4              27.2
    Other                                                            (0.2)                0.7               1.4
    Corporate                                                        (8.4)               (6.4)             (4.5)
                                                            =====================================================
                                                            $        87.8     $          74.9    $         60.3
                                                            =====================================================

Identifiable assets at December 31:
    Commercial aircraft financing                           $     1,728.8     $       1,831.6    $      1,443.6
    Commercial equipment leasing                                    973.3               767.0             507.3
    Other                                                            17.9                53.2              97.3
    Corporate                                                         2.8                 1.8               1.4
                                                            =====================================================
                                                            $     2,722.8     $       2,653.6    $      2,049.6
                                                            =====================================================

Portfolio at December 31:
    Commercial aircraft financing                           $     1,711.5     $       1,814.9    $      1,405.7
    Commercial equipment leasing                                    976.6               769.8             502.4
    Other                                                            12.2                44.9              80.6
                                                            =====================================================
                                                            $     2,700.3     $       2,629.6    $      1,988.7
                                                            =====================================================

Depreciation expense - equipment under operating leases:
    Commercial aircraft financing                           $        26.9     $          35.1    $         26.2
    Commercial equipment leasing                                     34.2                22.5              22.0
                                                            =====================================================
                                                            $        61.1     $          57.6    $         48.2
                                                            =====================================================

Equipment acquired for operating leases, at cost:
    Commercial aircraft financing                           $       146.5     $         196.9    $         85.2
    Commercial equipment leasing                                    199.7               107.0              70.5
                                                            =====================================================
                                                            $       346.2     $         303.9    $        155.7
                                                            =====================================================

Operating income from financing of assets located outside the United States totaled $54.2 million, $45.5 million and $45.7 million in 1997, 1996 and 1995, respectively.

Boeing Capital Corporation and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts

(Dollars in millions)

  Allowance for
    Losses on           Balance at         Charged to
    Financing           Beginning          Costs and                                                 Balance at End
   Receivables           of Year            Expenses           Other           Deductions (1)            of Year
       1997          $          48.6    $       11.5       $       (1.7)      $          (2.5)       $          55.9

       1996          $          42.3    $       14.2       $       (1.9)      $          (6.0)       $          48.6

       1995          $          40.7    $       12.2       $        -         $         (10.6)       $          42.3

--------------------------
         (1)      Write-offs, net of recoveries



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
              Independent Auditors' Reports ..................................26
              Consolidated Balance Sheets at December 31, 1997 and 1996.......28
              Consolidated Statements of Income and Income Retained for
                 Growth for the Years Ended December 31, 1997,
                 1996 and 1995................................................29
              Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995.............................30
              Notes to Consolidated Financial Statements......................31

      2.    Financial Statement Schedules:

            Schedule II -- Valuation and Qualifying Accounts..................45

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

      3.2 Amendment to Certificate of Incorporation of the Company dated August 11, 1997, incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q, for the period ended June 30, 1997.

      3.3 By-Laws of the Company, as amended to date, incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993.

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

      4.20  Form of Series X  Subordinated  Floating  Rate Medium Term Note,
            incorporated   herein  by  reference  to  Exhibit  4(g)  to  the
            Company's Form S-3 Registration Statement (File No.
            33-5898

      4.21  Form  of  Series  X  Senior   Fixed   Rate   Medium-Term   Note,
            incorporated by reference to Exhibit 4(e) to the Company's Form S-3 Registration Statement (File No. 333-37635).

      4.22 Form of Series X Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to the Company's Form S-3 Registration Statement (File No. 333-37635).

      4.23  Form  of  Series  X  Senior  Floating  Rate  Medium-Term   Note,
            incorporated by reference to Exhibit 4(g) to the Company's Form S-3 Registration Statement (File No. 333-37635).

      4.24 Form of Series X Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(h) to the Company's Form S-3 Registration Statement (File No. 333-37635).


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

      10.2 Amended and Restated Operating Agreement, dated as of August 1, 1997, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1997.

      10.3 Operating Agreement, effective as of February 8, 1989, by and between the Company and MDFS, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1989.

      10.4 By-Laws of McDonnell Douglas, as amended March 6, 1996, incorporated by reference from McDonnell Douglas's Exhibit 3.2 to its Form 10-K Report for the year ended December 31, 1995 (file No. 1-3685).

      10.5 Supplemental Guaranty Agreement, dated as of December 30, 1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1993.

      10.6 Amendment No. 1 to Supplemental Guaranty Agreement, dated as of March 28, 1996.

      10.7 Guaranty Amendment Agreement, dated as of June 28, 1996, by and between the Company and McDonnell Douglas.

      10.8 Supplemental Guaranty Agreement, dated as of December 30, 1993, by and between the Company and McDonnell Douglas, incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994.

      10.9 Amendment No. 1 to Supplemental Guaranty Agreement, dated as of March 28, 1996, between the Company and McDonnell Douglas.

      10.10 Agreement, dated as of December 30, 1994, by and between the Company and McDonnell Douglas incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1994.

      10.11 Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.

      10.12 Amendment No. 1, dated as of August 31, 1995, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

      10.13 Amendment No. 2, dated as of August 16, 1996, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated by reference to
            Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

      12 Statement regarding computation of ratio of earnings to fixed charges.

      23.1 Independent Auditors' Consent and Report on Financial Statement Schedule.

      23.2  Consent of Independent Auditors.

      27    Financial Data Schedule.

      (b)   Reports on Form 8-K

            None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Boeing Capital Corporation

                                                   By  /s/ STEVEN W. VOGEDING

                                                  --------------------------
                                                     Steven W. Vogeding
    March 30, 1998                                   Vice President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                            Title                                    Date
          /s/ DAVID A. JAEGER                                                                           March 30, 1998
------------------------------------------                                                            ----------------------

             David A. Jaeger                                 Chairman and Director

         /s/ THOMAS J. MOTHERWAY
------------------------------------------
           Thomas J. Motherway                              President and Director                       March 30, 1998
                                                                                                      ----------------------
      (Principal Executive Officer)

         /s/ STEVEN W. VOGEDING
------------------------------------------
           Steven W. Vogeding                     Vice President and Chief Financial Officer             March 30, 1998
                                                                                                      ----------------------
      (Principal Financial Officer)


------------------------------------------                                                            ----------------------
           Theodore J. Collins                                     Director

            /s/ BOYD E. GIVAN                                                                            March 30, 1998
------------------------------------------                                                            ----------------------
              Boyd E. Givan                                        Director

         /s/ MAURA R. MIZUGUCHI                                                                          March 30, 1998
------------------------------------------                                                            ----------------------
           Maura R. Mizuguchi                                     Controller
     (Principal Accounting Officer)

         /s/ DANIEL O. ANDERSON                                                                          March 30, 1998
------------------------------------------                                                            ----------------------
           Daniel O. Anderson                      Vice President - Operations and Director
