Form 10-Q
period 1998-03-31
BOEING CAPITAL CORP
filed 1998-05-12
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

  ---------------------------------------------------------------------------

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at May 12, 1998:                        50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                             March 31,        December 31,
(Dollars in millions, except stated value and par value)                       1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                       $       1,501.0   $       1,509.1
      Notes receivable                                                             311.8             269.0
                                                                         ------------------------------------
                                                                                 1,812.8           1,778.1
      Allowance for losses on financing receivables                                (58.6)            (55.9)
                                                                         ------------------------------------
                                                                                 1,754.2           1,722.2
    Cash and cash equivalents                                                       27.7              39.1
    Equipment under operating leases, net                                          885.3             922.2
    Equipment held for sale or re-lease                                              0.2               0.7
    Other assets                                                                    62.2              38.6
                                                                         ------------------------------------
                                                                         $       2,729.6   $       2,722.8
                                                                         ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                             $         156.9   $         149.0
    Accounts payable and accrued expenses                                           21.7              49.1
    Accounts with Boeing, McDonnell Douglas and BCSC                                46.4              37.2
    Other liabilities                                                              102.3              97.2
    Deferred income taxes                                                          394.8             388.3
    Long-term debt:
       Senior                                                                    1,582.6           1,579.0
       Subordinated                                                                 69.9              69.9
                                                                         ------------------------------------
                                                                                 2,374.6           2,369.7
                                                                         ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
       Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                                50.0              50.0
       Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                        5.0               5.0
       Capital in excess of par value                                               89.5              89.5
       Income retained for growth                                                  210.5             208.6
                                                                         ------------------------------------
                                                                                   355.0             353.1
                                                                         ------------------------------------
                                                                         $       2,729.6   $       2,722.8
                                                                         ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                                                  Three months ended
                                                                                      March 31,
(Dollars in millions)                                                            1998             1997
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Finance lease income                                                      $     31.9         $   35.6
    Interest income on notes receivable                                              6.7              7.0
    Operating lease income, net of depreciation expense                             17.6             13.7
    Net gain on disposal or re-lease of assets                                       4.8              2.8
    Other                                                                            0.5              1.6
                                                                          -----------------------------------
                                                                                    61.5             60.7
                                                                          -----------------------------------

EXPENSES
    Interest expense                                                                32.5             33.2
    Provision for losses                                                             2.7              3.5
    Operating expenses                                                               2.6              3.1
    Other                                                                            3.0              1.0
                                                                          -----------------------------------
                                                                                    40.8             40.8
                                                                          -----------------------------------
Income before provision for income taxes                                            20.7             19.9
Provision for income taxes                                                           7.6              7.2
                                                                          -----------------------------------
Net income                                                                          13.1             12.7
Income retained for growth at beginning of year                                    208.6            181.0
Dividends                                                                          (11.2)            (0.8)
                                                                          -----------------------------------
Income retained for growth at end of period                                   $    210.5         $  192.9
                                                                          ===================================


See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Three months ended
                                                                                      March 31,
(Dollars in millions)                                                            1998             1997
-------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                 $   13.1          $    12.7
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation expense - equipment under operating leases                   18.4               14.7
         Net gain on disposal or re-lease of assets                                (4.8)              (2.8)
         Provision for losses                                                       2.7                3.5
         Change in assets and liabilities:
           Accounts with Boeing, McDonnell Douglas and BCSC                         9.2               (6.2)
           Other assets                                                           (23.6)               0.5
           Accounts payable and accrued expenses                                  (28.3)             (31.3)
           Other liabilities                                                        5.1                4.9
           Deferred income taxes                                                    6.5               10.3
         Other, net                                                                 0.4               (1.3)
                                                                          -----------------------------------
                                                                                   (1.3)               5.0
                                                                          -----------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                            -                 (0.2)
    Purchase of equipment for operating leases                                     (6.8)              (3.7)
    Proceeds from disposition of equipment, notes and leases receivable            39.5                7.3
    Collection of notes and leases receivable                                      54.5               73.2
 .   Acquisition of notes and leases receivable                                    (97.6)             (42.8)
                                                                          -----------------------------------
                                                                                  (10.4)              33.8
                                                                          -----------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                             7.9              (18.9)
    Debt having maturities more than 90 days:
       Proceeds                                                                    75.0               60.0
       Repayments                                                                 (72.3)             (84.9)
    Payment of cash dividends                                                     (10.3)               -
                                                                          -----------------------------------
                                                                                    0.3              (43.8)
                                                                          -----------------------------------
Net decrease in cash and cash equivalents                                         (11.4)              (5.0)
Cash and cash equivalents at beginning of year                                     39.1               16.9
                                                                          ===================================
Cash and cash equivalents at end of period                                     $   27.7          $    11.9

                                                                          ===================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 1998
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation) ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheet and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $74.7 million of the Company's income retained for growth was available for dividends at March 31, 1998.


Note 3 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

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

In December 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, inter alia, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

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

Trans World Airlines, Inc. ("TWA") accounted for $192.7 million (7.1% of total Company portfolio) and $196.6 million (7.3% of total Company portfolio) at March 31, 1998, and December 31, 1997, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At March 31, 1998, the maximum aggregate coverage under such guaranties was $36.1 million. TWA has reported cash balances of $346.1 million as of March 31, 1998, compared to $136.5 million at March 31, 1997. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.


P.T. Garuda Indonesia ("Garuda"), accounted for $169.8 million (6.3% of total Company portfolio) and $171.8 million (6.4% of total Company portfolio) at March 31, 1998, and December 31, 1997, respectively. Negotiations are in progress relating to Garuda's desire to restructure, or possibly terminate early, the Company's two MD-11 leases. Although the terms of any such arrangement have not been agreed upon, taking into account a partial guarantee of Garuda's lease obligations from McDonnell Douglas and certain security deposits and other payments under the leases held by the Company, any such restructuring or early termination is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at March 31, 1998 or December 31, 1997.

At March 31, 1998, the Company had commitments to provide leasing and other financing totaling $104.6 million.

In conjunction with prior asset dispositions and certain guaranties, at March 31, 1998, the Company was subject to a maximum recourse of $60.1 million. Based on trends to date, the Company's losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At March 31, 1998, the Company had guaranteed the repayment of $5.9 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

|------------------------------------------------------------------------------|
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY -- From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, particularly those in Note 3 of the Notes to Consolidated Financial Statements and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects on the Company of the Boeing-McDonnell Douglas merger, as well as future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties and legal proceedings.
|------------------------------------------------------------------------------|


Finance lease income decreased $3.7 million (10.4%) from the first three months of 1997, primarily attributable to the sale of an MD-11 aircraft in September of 1997 and the sale of three MD-82 aircraft in December of 1997.

Operating lease income increased $3.9 million (28.5%) from the first three months of 1997, primarily attributable to the operating lease financing of four used Boeing aircraft during the last four months of 1997.

Gain on disposal or re-lease of assets increased $2.0 million (71.4%) from the first three months of 1997, primarily attributable to sales within the commercial aircraft portfolio.

Provision for losses decreased $0.8 million (22.9%) from the first three months of 1997, primarily attributable to the Company's determination that additional provisions for losses were not necessary or appropriate during the current period, as the Company's core business segments did not experience net write-offs during the current period or for the year ended December 31, 1997.

Other expenses increased $2.0 million (200%) from the first three months of 1997, primarily attributable to maintenance expenses of approximately $2.0 million on an airplane that was repossessed in March of 1997.


                                     Part II

Item 1.       Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

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

In December 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, inter alia, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

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


Item 2.       Changes in Securities and Use of Proceeds

Omitted pursuant to instruction H(2).


Item 3.       Defaults Upon Senior Securities

Omitted pursuant to instruction H(2).


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on the effects of the Boeing-McDonnell Douglas merger, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by segment.

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

The many possible ramifications of strategic decisions to be made by Boeing with respect to the Company are currently unknown and, therefore, cannot be quantified at this time. Boeing is actively considering the possibility of divesting all or part of the Company's assets or all or part of the Company's stock, presently held indirectly by Boeing.

Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                               March 31,         December 31,
(Dollars in millions)                                                             1998               1997
------------------------------------------------------------------------------------------------------------------
Aircraft Financing
  Boeing/McDonnell Douglas aircraft financing
      Finance leases                                                           $     953.4        $     964.9
      Operating leases                                                               485.8              495.2
      Notes receivable                                                                59.2               61.9
                                                                           ---------------------------------------
                                                                                   1,498.4            1,522.0
                                                                           ---------------------------------------
  Other commercial aircraft financing
      Finance leases                                                                 145.1              133.3
      Operating leases                                                                50.9               51.9
      Notes receivable                                                                 4.1                4.3
                                                                           ---------------------------------------
                                                                                     200.1              189.5
                                                                           ---------------------------------------
Commercial Equipment Leasing
    Finance leases                                                                   402.5              410.9
    Operating leases                                                                 348.6              375.0
    Notes receivable                                                                 242.4              190.7
                                                                           ---------------------------------------
                                                                                     993.5              976.6
                                                                           ---------------------------------------
Other                                                                                  6.1               12.2
                                                                           ---------------------------------------
                                                                               $   2,698.1        $   2,700.3
                                                                           =======================================

New Business Volume

New business volume is summarized as follows:

                                                                                    Three months ended
                                                                                         March 31,
(Dollars in millions)                                                              1998               1997
                                                                           --------------------------------------
Boeing/McDonnell Douglas aircraft financing                                    $      -             $    1.6
Other commercial aircraft financing                                                  13.5                -
Commercial equipment leasing                                                         76.8               31.3
                                                                           --------------------------------------
                                                                               $     90.3           $   32.9

                                                                           ======================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                                March 31,         December 31,
(Dollars in millions)                                                             1998                1997
                                                                           ---------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                    $     55.9          $     48.6
Provision for losses                                                                  2.7                11.5
Write-offs, net of recoveries                                                         -                  (2.5)
Other                                                                                 -                  (1.7)
                                                                           ---------------------------------------
Allowance for losses on financing receivables at end of
    period                                                                     $     58.6          $     55.9
                                                                           =======================================

Allowance as percent of total portfolio                                               2.2%                2.1%

Net write-offs as percent of average portfolio                                         - %                0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                          $      0.7          $      1.8
    Total receivables due from delinquent obligors                                   34.0                15.5
    Total receivables due from delinquent obligors
       as a percentage of total portfolio                                             1.3%                0.6%


Receivable Write-offs, Net of Recoveries by Segment

The Company's two core business segments had no net write-offs of receivables for the three months ended March 31, 1998. Commercial equipment leasing had $0.2 million in net recoveries, while commercial aircraft financing had no net write-offs of receivables for the three months ended March 31, 1997.


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




                                Boeing Capital Corporation


May 12, 1998                     /s/ STEVEN W. VOGEDING
                                __________________________________
                                Steven W. Vogeding
                                Vice President and Chief Financial
                                Officer (Principal Financial Officer) and
                                Registrant's Authorized Officer




                                /s/ MAURA R. MIZUGUCHI
                                __________________________________
                                Maura R. Mizuguchi
                                Controller (Principal Accounting Officer)