Form 10-Q
period 1998-06-30
BOEING CAPITAL CORP
filed 1998-08-12
CIK 711513

14




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

         For the quarterly period ended June 30, 1998

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

    4060 Lakewood Boulevard, 6th Floor-Long Beach, California 90808-1700
                   (Address of principal executive offices)

                                (562) 627-3000
             (Registrant's telephone number, including area code)


---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at August 12, 1998:             50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                                      Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                             June 30,         December 31,
(Dollars in millions, except stated value and par value)                       1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                       $       1,456.6   $       1,509.1
      Notes receivable                                                             411.1             269.0
                                                                         ------------------------------------
                                                                                 1,867.7           1,778.1
      Allowance for losses on financing receivables                                (61.2)            (55.9)
                                                                         ------------------------------------
                                                                                 1,806.5           1,722.2
    Cash and cash equivalents                                                       12.3              39.1
    Equipment under operating leases, net                                          852.3             922.2
    Equipment held for sale or re-lease                                             26.7               0.7
    Other assets                                                                    42.1              38.6
                                                                         ------------------------------------
                                                                         $       2,739.9   $       2,722.8
                                                                         ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                             $         162.3   $         149.0
    Accounts payable and accrued expenses                                           34.2              49.1
    Accounts with Boeing, McDonnell Douglas and BCSC                                49.2              37.2
    Other liabilities                                                              106.1              97.2
    Deferred income taxes                                                          401.9             388.3
    Long-term debt:
       Senior                                                                    1,543.7           1,579.0
       Subordinated                                                                 69.9              69.9
                                                                         ------------------------------------
                                                                                 2,367.3           2,369.7
                                                                         ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
       Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                                50.0              50.0
       Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                        5.0               5.0
       Capital in excess of par value                                               89.5              89.5
       Income retained for growth                                                  228.1             208.6
                                                                         ------------------------------------
                                                                                   372.6             353.1
                                                                         ------------------------------------
                                                                         $       2,739.9   $       2,722.8


                                                                         ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)


                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
(Dollars in millions)                                            1998            1997            1998            1997
===========================================================================================================================

OPERATING INCOME
    Finance lease income                                    $        31.5   $        35.0   $       63.4   $        70.6
    Interest income on notes receivable                               8.2             6.6           14.9            13.6
    Operating lease income, net of depreciation expense              17.2            14.0           34.8            27.7
    Net gain on disposal or re-lease of assets                       10.4             1.3           15.2             4.1
    Other                                                             0.3             1.3            0.8             2.9
                                                            ---------------------------------------------------------------
                                                                     67.6            58.2          129.1           118.9
                                                            ---------------------------------------------------------------

EXPENSES
    Interest expense                                                 32.2            31.0           64.7            64.2
    Provision for losses                                              2.6             2.3            5.3             5.8
    Operating expenses                                                2.6             2.6            5.2             5.7
    Other                                                             0.8             2.3            3.8             3.3
                                                            ---------------------------------------------------------------
                                                                     38.2            38.2           79.0            79.0
                                                            ---------------------------------------------------------------
Income before provision for income taxes                             29.4            20.0           50.1            39.9
Provision for income taxes                                           10.9             7.3           18.5            14.5
                                                            ---------------------------------------------------------------
Net income                                                           18.5            12.7           31.6            25.4
Income retained for growth at beginning of period                   210.5           192.9          208.6           181.0
Dividends                                                            (0.9)           (0.9)         (12.1)           (1.7)
                                                            ---------------------------------------------------------------
Income retained for growth at end of period                 $       228.1   $       204.7  $       228.1   $       204.7
                                                            ===============================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Six months ended
                                                                                          June 30,
(Dollars in millions)                                                             1998                 1997
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                $        31.6        $        25.4
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense - equipment under operating leases                       36.0                 29.2
         Net gain on disposal or re-lease of assets                                   (15.2)                (4.1)
         Provision for losses                                                           5.3                  5.8
         Change in assets and liabilities:
           Accounts with Boeing, McDonnell Douglas and BCSC                            12.0                  8.1
           Other assets                                                                (3.5)               (14.4)
           Accounts payable and accrued expenses                                      (14.9)               (13.7)
           Other liabilities                                                            8.9                 10.9
           Deferred income taxes                                                       13.6                 24.0
         Other, net                                                                     0.3                 (0.3)
                                                                          ------------------------------------------
                                                                                       74.1                 70.9
                                                                          ------------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                               (3.2)                (0.1)
    Purchase of equipment for operating leases                                        (13.5)               (62.0)
    Proceeds from disposition of equipment, notes and leases receivable                82.9                 23.7
    Collection of notes and leases receivable                                          88.3                147.9
    Acquisition of notes and leases receivable                                       (220.4)               (63.5)
                                                                          ------------------------------------------
                                                                                      (65.9)                46.0
                                                                          ------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                                13.3                 12.4
    Debt having maturities more than 90 days:
       Proceeds                                                                        85.0                 60.0
       Repayments                                                                    (121.2)              (190.6)
    Payment of cash dividends                                                         (12.1)                (1.7)
                                                                          ------------------------------------------
                                                                                      (35.0)              (119.9)
                                                                          ------------------------------------------
Net decrease in cash and cash equivalents                                             (26.8)                (3.0)
Cash and cash equivalents at beginning of year                                         39.1                 16.9
                                                                          ==========================================
Cash and cash equivalents at end of period                                    $        12.3        $        13.9
                                                                          ==========================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1998
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $92.0 million of the Company's income retained for growth was available for dividends at June 30, 1998.


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

On June 26, 1998, Federal Express Corporation ("Fedex") gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 aircraft which Fedex leases from the Company. Even if the leases are in fact terminated early, the Company does not anticipate any material adverse effect on its earnings, cash flow or financial position taking into account current demand for the aircraft, a guaranty from McDonnell Douglas and certain other contractual rights including payments due to the Company upon early termination as well as a commitment from another airline to lease the aircraft for a pre-determined rental amount.

Trans World Airlines, Inc. ("TWA") accounted for $169.9 million (6.2% of total Company portfolio) and $196.6 million (7.3% of total Company portfolio) at June 30, 1998, and December 31, 1997, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At June 30, 1998, the maximum aggregate coverage under such guaranties was $33.6 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

The Company's lease agreements with P.T. Garuda Indonesia ("Garuda") relating to two MD-11 aircraft have been terminated and the aircraft, which were returned by Garuda in July 1998, are being remarketed. Taking into account a partial guarantee of Garuda's lease obligations from McDonnell Douglas and certain security deposits and other payments under the leases held by the Company, the early termination of the leases is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company is in the process of repossessing such aircraft and calling on a bank guaranty. Taking into account the bank guaranty and a guaranty from McDonnell Douglas, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft have been terminated and the aircraft have been returned to the Company. The Company is preparing to remarket the aircraft. Taking into account an amount expected to be collected by the Company from Westair, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at June 30, 1998 or December 31, 1997.

At June 30, 1998, the Company had commitments to provide leasing and other financing totaling $167.4 million.

In conjunction with prior asset dispositions and certain guaranties, at June 30, 1998, the Company was subject to a maximum recourse of $56.3 million. Based on trends to date, the Company's losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At June 30, 1998, the Company had guaranteed the repayment of $5.4 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

-------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty


From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, particularly those in Note 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects on the Company of the Boeing-McDonnell Douglas merger, as well as future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, defaults by customers, regulatory uncertainties and legal proceedings.

-------------------------------------------------------------------------------


Finance lease income decreased $7.2 million (10.2%) from the first six months of 1997, primarily attributable to the sale of an MD-11 aircraft in September of 1997 and the sale of three MD-82 aircraft in December of 1997.

Operating lease income increased $7.1 million (25.6%) from the first six months of 1997, primarily attributable to the operating lease financing of four used Boeing aircraft during the last four months of 1997.

Gain on disposal or re-lease of assets increased $11.1 million (270.7%) from the first six months of 1997, primarily attributable to $4.9 million of income from the sale of two TWA aircraft in June of 1998, with the remaining increase attributable to other sales within the commercial aircraft and commercial equipment leasing portfolios.

Other income decreased $2.1 million (72.4%) from the first six months of 1997, primarily attributable to commercial equipment leasing residual value guarantee fees of $1.0 million received in the first quarter of 1997.

Other expenses increased $0.5 million (15.2%) from the first six months of 1997, primarily attributable to maintenance expenses of approximately $2.1 million on an aircraft that was repossessed in March of 1997.

Year 2000 Date Conversion

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. In 1996, the Company initiated a conversion from its existing lease administrative system to programs that are Year 2000 compliant. Although the Company does not consider it likely that Year 2000 problems inherent within its computer system will result in significant operational problems, the possibility of such problems cannot be discounted at this time. The Company has decided to retain outside consultants to assist in its ongoing assessment of its computer system's vulnerability to Year 2000 problems. Also, the Company's preliminary estimate that it will complete its Year 2000 project by the third quarter of 1999 is subject to the findings of such outside consultants.

The Company has and will continue to utilize both internal and external resources to replace and test the software for Year 2000 compliance.

The total cost of the Year 2000 project is being funded through operating cash flows, and based on the Company's assessment to date, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

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


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on the effects of the Boeing-McDonnell Douglas merger, borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by segment.

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

Borrowing Operations

The Company has issued $300.0 million of the $400.0 million aggregate principal amount of medium-term notes which were authorized for issuance in October 1997 at interest rates ranging from 5.73% to 6.58% and with maturities ranging from 10 months to 11 years. On July 31, 1998, the Company authorized an additional $500.0 million (an aggregate of $600.0 million authorized, but unissued) of medium-term notes to be offered and sold from time to time in the Company's discretion pursuant to the Company's public shelf registration (SEC Registration No.333-37635).


On June 8, 1998, Standard & Poor's Corp. announced that it lowered its credit ratings on Boeing and the Company. The ratings of the Company's senior unsecured debt and subordinated debt were lowered from AA to AA- and AA- to A+, respectively. The outlook for the Company was deemed to be "developing." Standard & Poor's stated that ratings "could be raised if [the Company] is retained as a continuing operation of Boeing Co. Ratings could be lowered if [the Company] is divested to a weaker entity."


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                                June 30,         December 31,
(Dollars in millions)                                                             1998               1997
                                                                           ---------------------------------------
Aircraft Financing
    Boeing/McDonnell Douglas aircraft financing
       Finance leases                                                          $     923.4        $     964.9
       Operating leases                                                              477.4              495.2
       Notes receivable                                                               84.3               61.9
                                                                           ---------------------------------------
                                                                                   1,485.1            1,522.0
                                                                           ---------------------------------------
    Other commercial aircraft financing
       Finance leases                                                                137.6              133.3
       Operating leases                                                               44.5               51.9
       Notes receivable                                                                4.0                4.3
                                                                           ---------------------------------------
                                                                                     186.1              189.5
                                                                           ---------------------------------------
Commercial Equipment Leasing
    Finance leases                                                                   395.6              410.9
    Operating leases                                                                 330.4              375.0
    Notes receivable                                                                 318.7              190.7
                                                                           ---------------------------------------
                                                                                   1,044.7              976.6
                                                                           ---------------------------------------
Other                                                                                  4.1               12.2
                                                                           ---------------------------------------
                                                                               $   2,720.0        $   2,700.3
                                                                           =======================================


New Business Volume

New business volume is summarized as follows:

                                                                                      Six months ended
                                                                                          June 30,
(Dollars in millions)                                                             1998               1997
                                                                            -------------------------------------
Boeing/McDonnell Douglas aircraft financing                                     $      25.5       $       1.6
Other commercial aircraft financing                                                    22.5               -
Commercial equipment leasing                                                          171.8             111.0
                                                                            -------------------------------------
                                                                                $     219.8       $     112.6
                                                                            =====================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                                June 30,          December 31,
(Dollars in millions)                                                             1998                1997
                                                                           ---------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                    $     55.9          $     48.6
Provision for losses                                                                  5.3                11.5
Write-offs, net of recoveries                                                         -                  (2.5)
Other                                                                                 -                  (1.7)
                                                                           ---------------------------------------
Allowance for losses on financing receivables at end of
    period                                                                     $     61.2          $     55.9
                                                                           =======================================

Allowance as percent of total portfolio                                               2.3%                2.1%

Net write-offs as percent of average portfolio                                           - %              0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                          $      0.6          $      1.8
    Total receivables due from delinquent obligors                                   37.8                15.5
    Total receivables due from delinquent obligors
       as a percentage of total portfolio                                             1.4%                0.6%


Receivable Write-offs, Net of Recoveries by Segment


The Company's financial reporting segments had no net write-offs or recoveries of receivables for the six months ended June 30, 1998. Commercial equipment leasing had $0.3 million in net recoveries, while commercial aircraft financing had no net write-offs or recoveries of receivables for the six months ended June 30, 1997.



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



                                           Boeing Capital Corporation


August 12, 1998                            /s/ STEVEN W. VOGEDING
                                           __________________________________
                                           Steven W. Vogeding
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)
                                           and Registrant's Authorized Officer




                                           /s/ MAURA R. MIZUGUCHI
                                           __________________________________
                                           Maura R. Mizuguchi
                                           Controller
                                           (Principal Accounting Officer)