Form 10-Q
period 1998-09-30
BOEING CAPITAL CORP
filed 1998-11-12
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

  ---------------------------------------------------------------------------

                                    Form 10-Q



   |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the quarterly period ended September 30, 1998

                                       OR

   |_| Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ________________ to _________________


  ---------------------------------------------------------------------------


                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

  ---------------------------------------------------------------------------

     Delaware                       95-2564584                0-10795
(State or other jurisdiction     (I.R.S. Employer        (Commission File No.)
of Incorporation or              Identification No.)
Organization)


 4060 Lakewood Boulevard, 6th Floor - Long Beach, California 90808-1700
                    (Address of principal executive offices)

                                 (562) 627-3000
              (Registrant's telephone number, including area code)


  ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at November 12, 1998:                 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                          September 30,       December 31,
(Dollars in millions, except stated value and par value)                       1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS

    Financing receivables:
      Investment in finance leases                                      $       1,311.7    $       1,509.1
      Notes receivable                                                            451.5              269.0
                                                                        -------------------------------------
                                                                                1,763.2            1,778.1
      Allowance for losses on financing receivables                               (62.1)             (55.9)
                                                                        -------------------------------------
                                                                                1,701.1            1,722.2
    Cash and cash equivalents                                                      19.2               39.1
    Equipment under operating leases, net                                         825.9              922.2
    Equipment held for sale or re-lease                                            70.0                0.7
    Other assets                                                                   66.9               38.6
                                                                        -------------------------------------
                                                                        $       2,683.1    $       2,722.8
                                                                        =====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                            $         158.0    $         149.0
    Accounts payable and accrued expenses                                          16.3               49.1
    Accounts with Boeing, McDonnell Douglas and BCSC                               36.4               37.2
    Other liabilities                                                              75.9               97.2
    Deferred income taxes                                                         362.0              388.3
    Long-term debt:
       Senior                                                                   1,569.2            1,579.0
       Subordinated                                                                69.9               69.9
                                                                        -------------------------------------
                                                                                2,287.7            2,369.7
                                                                        -------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
       Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
           outstanding 10,000 shares                                               50.0               50.0
       Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                       5.0                5.0
       Capital in excess of par value                                              89.5               89.5
       Income retained for growth                                                 250.9              208.6
                                                                        -------------------------------------
                                                                                  395.4              353.1
                                                                        -------------------------------------
                                                                        $       2,683.1    $       2,722.8
                                                                        =====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)


                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
(Dollars in millions)                                            1998             1997           1998            1997
===========================================================================================================================

OPERATING INCOME
    Finance lease income                                    $        29.1    $       34.0    $       92.5   $      104.6
    Interest income on notes receivable                              10.3             6.3            25.2           19.9
    Operating lease income, net of depreciation expense              16.0            14.0            50.8           41.7
    Net gain on disposal or re-lease of assets                       12.0             6.5            27.2           10.6
    Other                                                             1.4             2.2             2.2            5.1
                                                            ---------------------------------------------------------------
                                                                     68.8            63.0           197.9          181.9
                                                            ---------------------------------------------------------------

EXPENSES
    Interest expense                                                 30.9            30.8            95.6           95.0
    Provision for losses                                              2.6             2.9             7.9            8.7
    Operating expenses                                                2.9             2.8             8.1            8.5
    Other                                                             4.1             0.7             7.9            4.0
                                                            ---------------------------------------------------------------
                                                                     40.5            37.2           119.5          116.2
                                                            ---------------------------------------------------------------
Income before provision for income taxes                             28.3            25.8            78.4           65.7
Provision for income taxes                                            4.6             9.2            23.1           23.7
                                                            ---------------------------------------------------------------
Net income                                                           23.7            16.6            55.3           42.0
Income retained for growth at beginning of period                   228.1           204.7           208.6          181.0
Dividends                                                            (0.9)           (0.9)          (13.0)          (2.6)
                                                            ---------------------------------------------------------------
Income retained for growth at end of period                 $       250.9   $       220.4   $       250.9  $       220.4
                                                            ===============================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                             Nine months ended
                                                                                               September 30,
(Dollars in millions)                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                    $           55.3     $          42.0
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation expense - equipment under operating leases                              52.9                44.0
         Net gain on disposal or re-lease of assets                                          (27.2)              (10.6)
         Provision for losses                                                                  7.9                 8.7
         Change in assets and liabilities:
           Accounts with Boeing, McDonnell Douglas and BCSC                                   (0.8)               20.0
           Other assets                                                                      (28.3)                7.6
           Accounts payable and accrued expenses                                             (33.7)              (31.2)
           Other liabilities                                                                 (21.3)               10.0
           Deferred income taxes                                                             (26.3)               33.8
         Other, net                                                                           (0.9)               (0.6)
                                                                                  -----------------------------------------
                                                                                             (22.4)              123.7
                                                                                  -----------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                                     (49.6)              101.7
    Purchase of equipment for operating leases                                               (72.4)             (128.7)
    Proceeds from disposition of equipment, notes and leases receivable                      290.6                87.6
    Collection of notes and leases receivable                                                163.1               183.6
    Acquisition of notes and leases receivable                                              (315.6)             (153.5)
                                                                                  -----------------------------------------
                                                                                              16.1                90.7
                                                                                  -----------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                                        9.0               (56.2)
    Debt having maturities more than 90 days:
       Proceeds                                                                              248.0                60.0
       Repayments                                                                           (258.5)             (217.9)
    Payment of cash dividends                                                                (12.1)               (1.7)
                                                                                  -----------------------------------------
                                                                                             (13.6)             (215.8)
                                                                                  -----------------------------------------
Net decrease in cash and cash equivalents                                                    (19.9)               (1.4)
Cash and cash equivalents at beginning of year                                                39.1                16.9
                                                                                  =========================================
Cash and cash equivalents at end of period                                        $           19.2     $          15.5
                                                                                  =========================================

See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1998
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $108.2 million of the Company's income retained for growth was available for dividends at September 30, 1998.


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

On June 26, 1998, Federal Express Corporation ("Fedex") gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 aircraft which Fedex leases from the Company. Even if the leases are in fact terminated early, the Company does not anticipate any material adverse effect on its earnings, cash flow or financial position taking into account current demand for the aircraft, a guaranty from McDonnell Douglas and certain other contractual rights including payments due to the Company upon early termination, as well as a commitment from another airline to lease the aircraft for a pre-determined rental amount.

Trans World Airlines, Inc. ("TWA") accounted for $166.6 million (6.4% of total Company portfolio) and $196.6 million (7.3% of total Company portfolio) at September 30, 1998, and December 31, 1997, respectively. TWA continues to operate under a reorganization plan, confirmed by the United States Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At September 30, 1998, the maximum aggregate coverage under such guaranties was $33.3 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's future earnings and cash flow.

The Company's lease agreements with P.T. Garuda Indonesia ("Garuda") relating to two MD-11 aircraft have been terminated and the aircraft, which were returned by Garuda in July 1998, have been sold to Boeing for an aggregate sales price of $162.8 million, which resulted in a gain to the Company of $3.3 million.

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and is remarketing it. Taking into account a guaranty from McDonnell Douglas, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft have been terminated and the aircraft have been returned to the Company. The Company is preparing to remarket the aircraft and this transaction is not expected to have a material adverse effect on the company's earnings, cash flow or financial position.

The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at September 30, 1998 or December 31, 1997.

At September 30, 1998, the Company had commitments to provide leasing and other financing totaling $195.8 million.

In conjunction with prior asset dispositions and certain guaranties, at September 30, 1998, the Company was subject to a maximum recourse of $55.1 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 1998, the Company had guaranteed the repayment of $5.4 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

-------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, particularly those in Note 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Year 2000 date conversion, as well as future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the
Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, the impact of Year 2000 issues on the Company's customers, vendors and service providers, defaults by customers, regulatory uncertainties and legal proceedings.
-------------------------------------------------------------------------------


Finance lease income decreased $12.1 million (11.6%) compared to the first nine months of 1997, primarily attributable to the sale of an MD-11 aircraft in September of 1997, the sale of three MD-82 aircraft in December of 1997, the sale of two MD-82 aircraft in June 1998 and the sale of two MD-11 aircraft in August 1998.

Operating lease income increased $9.1 million (21.8%) compared to the first nine months of 1997, primarily attributable to the operating lease financing of four used Boeing aircraft during the last four months of 1997.

Interest on notes receivable increased $5.3 million (26.6%) from the first nine months of 1997, primarily attributable to an increase in volume in the notes receivable portfolio of $212.8 million in the first nine months of 1998.

Gain on disposal or re-lease of assets increased $16.6 million (156.6%) from the first nine months of 1997, primarily attributable to $4.9 million of income from the sale of two TWA aircraft in June of 1998, $3.3 million of income from the sale of two Garuda aircraft to Boeing in August 1998 and $3.1 million of income from the sale of an executive jet in August 1998, with the remaining increase attributable to other sales within the commercial aircraft and commercial equipment leasing portfolios.

Other income decreased $2.9 million (56.9%) from the first nine months of 1997, primarily attributable to prepayment fees of $1.9 million received in the third quarter of 1997 and commercial equipment leasing residual value guarantee fees of $1.2 million received in the first nine months of 1997.

Other expenses increased $3.9 million (97.5%) compared to the first nine months of 1997, primarily attributable to maintenance expenses of approximately $2.5 million incurred in 1998 on an aircraft that was repossessed in March of 1997.

Year 2000 Date Conversion

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

The Company has assessed (and continues to re-assess) the impact of the Year 2000 issue on its information technology systems. In 1996, the Company initiated a conversion from its existing lease administration system to programs that the Company has been advised are Year 2000 compliant. This conversion project has not yet been completed although the majority of the tasks involved in such project have been accomplished and it is expected that the project will be completed before the end of the first quarter of 1999. If the conversion project is not completed before the end of 1999, the Company's operations could be adversely and materially affected. The Company has begun to develop a contingency plan for the possible unavailability of its lease administration system, but has not commenced creating a contingency plan for any other possible Year 2000 problems. The Company intends to develop contingency plans relating to possible Year 2000 problems beginning in the first half of 1999.

Although the Company does not consider it likely that Year 2000 problems inherent within its information technology systems will result in significant operational problems, the possibility of such problems cannot be discounted at this time. The Company is retaining an outside consultant to assist in its ongoing assessment of its computer system's vulnerability to Year 2000 problems. Also, the Company's preliminary estimate that it will complete its overall Year 2000 project by the third quarter of 1999 is subject to the findings of the Company's ongoing assessment.

With respect to non-information technology systems, the Company has not undertaken an assessment of possible Year 2000 problems. The Company intends to assess possible Year 2000 problems relating to non-information technology systems in the first quarter of 1999.

The total cost of the Year 2000 project is being funded through operating cash flows, and based on the Company's assessment to date, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

No assurance can be given, however, that Year 2000 problems of third parties (such as vendors, customers and other financial institutions with which the Company does business) will not materially impact operations or operating results. The Company is only in the preliminary stage of attempting to assess the Year 2000 readiness of such third parties whose lack of Year 2000 readiness could result in a material adverse impact on the Company. The Company presently expects to have completed this assessment (subject to cooperation where necessary from such third parties) by the end of the first quarter of 1999.

This entire discussion of Year 2000 issues contains forward-looking information which is subject to uncertainty and risk. See "Forward-Looking Information is Subject to Risk and Uncertainty" at the outset of this Item 2.


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

Borrowing Operations

Prior to the third quarter of 1998, the Company issued $300.0 million of the $400.0 million aggregate principal amount of medium-term notes which were authorized for issuance in October 1997 at interest rates ranging from 5.73% to 6.58% and with maturities ranging from 10 months to 11 years. On July 31, 1998, the Company authorized an additional $500.0 million (resulting in an aggregate of $600.0 million authorized, but unissued) of medium-term notes to be offered and sold from time to time in the Company's discretion pursuant to the Company's public shelf registration (SEC Registration No. 333-37635). During the third quarter of 1998, the Company issued $163.0 million of such $600.0 million medium-term notes, at interest rates ranging from 5.73% to 6.22% and with maturities ranging from 10 months to 7 years. During the third quarter, the Company's borrowing rates were increased by virtue of a significant increase in the spreads required to be paid by the Company over rates for comparable U.S. Treasury Notes. Such higher rates can reasonably be expected to have a negative impact on the Company's competitiveness as a financier on transactions where the Company is unable to pass through to customers such increased rates. These increased borrowing spreads and consequent higher interest rates were caused by a variety of factors, including without limitation the Company's credit rating downgrade and outlook change discussed below, the uncertainty of the Company's strategic fit at Boeing, as well as general financial market conditions.

The Company, as of September 30, 1998, has $96.2 million in aggregate deposits in Japanese banks for the purpose of defeasing certain obligations of the Company under Japanese leveraged leases of aircraft. Currently, these deposits cannot be moved to other financial institutions without significant cost. However, as of the date hereof, all such banks holding such deposits held an investment grade rating from either Standard & Poor's Corporation or Moody's Investors Services.

On June 8, 1998, Standard & Poor's Corporation announced that it lowered its credit ratings on Boeing and the Company. The ratings of the Company's senior unsecured debt and subordinated debt were lowered from AA to AA- and AA- to A+, respectively. The outlook for the Company was deemed to be "developing." Standard & Poor's stated that ratings "could be raised if [the Company] is retained as a continuing operation of Boeing Co. Ratings could be lowered if [the Company] is divested to a weaker entity."

On September 15, 1998, Moody's Investors Services placed Boeing and the Company's debt ratings on review for possible downgrade. The current Moody's ratings for the Company's senior unsecured debt, subordinated debt and commercial paper are A3, Baa1 and Prime-1, respectively.

Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                             September 30,       December 31,
(Dollars in millions)                                                             1998               1997
                                                                           ---------------------------------------
Aircraft Financing
    Boeing/McDonnell Douglas aircraft financing
       Finance leases                                                      $           781.0  $           964.9
       Operating leases                                                                451.5              495.2
       Notes receivable                                                                 83.6               61.9
                                                                           --------------------------------------
                                                                                     1,316.1            1,522.0
                                                                           --------------------------------------
    Other commercial aircraft financing
       Finance leases                                                                  134.6              133.3
       Operating leases                                                                 32.6               51.9
       Notes receivable                                                                  3.9                4.3
                                                                           --------------------------------------
                                                                                       171.1              189.5
                                                                           --------------------------------------
Commercial Equipment Leasing
    Finance leases                                                                     396.1              410.9
    Operating leases                                                                   341.8              375.0
    Notes receivable                                                                   362.1              190.7
                                                                           --------------------------------------
                                                                                     1,100.0              976.6
                                                                           --------------------------------------
Other                                                                                    1.9               12.2
                                                                           --------------------------------------
                                                                           $         2,589.1  $         2,700.3
                                                                           ======================================


New Business Volume

New business volume is summarized as follows:

                                                                                     Nine months ended
                                                                                       September 30,
(Dollars in millions)                                                            1998               1997
                                                                           --------------------------------------
Boeing/McDonnell Douglas aircraft financing                                $            69.8 $             81.2
Other commercial aircraft financing                                                     22.5                -
Commercial equipment leasing                                                           281.0              188.1
                                                                           --------------------------------------
                                                                           $           373.3 $            269.3
                                                                           ======================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                             September 30,       December 31,
(Dollars in millions)                                                            1998                1997
     of year                                                               $        55.9     $       48.6
Provision for losses                                                                 7.9             11.5
Write-offs, net of recoveries                                                       (0.1)            (2.5)
Other                                                                               (1.6)            (1.7)
                                                                           ----------------------------------
Allowance for losses on financing receivables at end of
    period                                                                 $        62.1     $       55.9
                                                                           ==================================

Allowance as percent of total portfolio                                              2.4%             2.1%

Net write-offs as percent of average portfolio                                        - %             0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                      $         0.6     $        1.8
    Total receivables due from delinquent obligors                                  11.4             15.5
    Total receivables due from delinquent obligors
       as a percentage of total portfolio                                            0.4%             0.6%


Receivable Write-offs, Net of Recoveries by Segment

The following table summarizes the write-offs (recoveries) of each of the Company's continuing businesses:

                                                                                        Nine months ended
                                                                                          September 30,
(Dollars in millions)                                                              1998                   1997
                                                                           ---------------------------------------------
Commercial aircraft financing                                                  $         -           $         -
Commercial equipment leasing                                                            (0.1)                 (0.3)
                                                                           ---------------------------------------------
                                                                               $        (0.1)        $        (0.3)
                                                                           =============================================


Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

B.    Reports on Form 8-K

     A report on Form 8-K was filed on August 3, 1998, to report under Item 5, exhibits in connection with the Registration Statement on Form S-3 (File No. 333-37635) filed by the Company with the Securities & Exchange Commission.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                     Boeing Capital Corporation


November 12, 1998                    /s/ STEVEN W. VOGEDING
                                     __________________________________
                                     Steven W. Vogeding
                                     Vice President and Chief Financial
                                     Officer (Principal Financial Officer) and
                                     Registrant's Authorized Officer




                                     /s/ MAURA R. MIZUGUCHI
                                     __________________________________
                                     Maura R. Mizuguchi
                                     Controller (Principal Accounting Officer)