Form 10-K
period 1998-12-31
BOEING CAPITAL CORP
filed 1999-03-31
CIK 711513

------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

--------------------------------------------------------------------------------

                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware              95-2564584               0-10795
          (State or other       (I.R.S. Employer     (Commission File No.)
          jurisdiction of       Identification No.)
          Incorporation or
            Organization)

                       4060 Lakewood Boulevard, 6th Floor
                        Long Beach, California 90808-1700
                    (Address of principal executive offices)

                                 (562) 627-3000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b)of the Act:

                                      None

           Securities registered pursuant to Section 12(g)of the Act:

                     Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 31, 1999, there were 50,000 shares of the Company's common stock outstanding.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                Table of Contents


                                                                         Page
   Item 1.     Business.....................................................3
   Item 2.     Properties..................................................17
   Item 3.     Legal Proceedings...........................................17
   Item 4.     Submission of Matters to a Vote of Security Holders *

Part II

   Item 5.     Market for Registrant's Common Equity and Related Stockholder
               Matters.....................................................19
   Item 6.     Selected Financial Data.....................................20
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................21
   Item 8.     Financial Statements and Supplementary Data.................25
   Item 9.     Changes in and Disagreements with Accountants on Accounting
               1and Financial Disclosure...................................44

Part III

   Item 10.    Directors and Executive Officers of the Registrant *
   Item 11.    Executive Compensation *
   Item 12.    Security Ownership of Certain Beneficial Owners and Management *
   Item 13.    Certain Relationships and Related Transactions *


Part IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
               .............................................................45
               Signatures...................................................49
               Exhibits.....................................................50


---------------------------------
*Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     Part I

Item 1.  Business

General

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (together with its subsidiaries the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing and financing. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines, and the Company is active in providing lease and debt financing to a broad range of commercial and industrial customers. At December 31, 1998, the Company had 69 employees.

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

The many possible ramifications of strategic decisions to be made by Boeing with respect to the Company are currently unknown and, therefore, cannot be quantified at this time. Boeing is actively conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

Boeing has announced that it will not produce MD-80 and MD-90 aircraft after early 2000. Boeing has also stated that it plans to phase out production of the MD-11 aircraft, with final deliveries now scheduled for 2001. The Company's commercial aircraft portfolio as of December 31, 1998 included 32 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $963.8 million in net asset value (34.4% of total Company portfolio). The Company's commercial aircraft portfolio as of December 31, 1997 included 33 MD-80s, three MD-90s and seven MD-11s, representing an aggregate of $1,176.1 million in net asset value (43.6% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

The Company now operates in principally two segments: commercial aircraft financing and commercial equipment leasing and financing ("CEL"). Prior to 1995, the Company operated in three segments: commercial aircraft financing, CEL and non-core businesses. Non-core businesses represented market segments in which the Company is no longer active. At December 31, 1998 and 1997, the portfolio balances for non-core businesses totaled $1.4 million and $12.2 million, respectively.

Information on the Company's principal segments is included in the following tables.

New Business Volume

                                                                                      Years ended December 31,
                                                    ----------------------------------------------------------------------------
(Dollars in millions)                                   1998           1997           1996           1995             1994
Commercial aircraft financing                       $     201.6    $      176.3    $     475.3   $      349.7    $      117.9
Commercial equipment leasing                              491.0           414.8          392.0          241.1            84.1
                                                    ----------------------------------------------------------------------------
                                                    $     692.6    $      591.1    $     867.3   $      590.8    $      202.0
                                                    ============================================================================



Portfolio Balances
                                                                                   December 31,
                                                    ----------------------------------------------------------------------------
(Dollars in millions)                                   1998            1997           1996           1995            1994
Commercial aircraft financing                       $   1,573.5    $   1,711.5     $   1,814.9    $    1,405.7    $   1,333.0
Commercial equipment leasing                            1,225.0          976.6           769.8           502.4          369.4
                                                    ----------------------------------------------------------------------------
                                                    $   2,798.5    $   2,688.1     $   2,584.7    $    1,908.1    $   1,702.4
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

The Company has not been involved in the financing of any new Boeing/McDonnell Douglas aircraft subsequent to the Boeing-McDonnell Douglas merger (except for one unusual instance where the Company provided financing for one Boeing 737 aircraft in response to a third party's request). Under Boeing's strategy (which is currently under review), the Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. In addition to the new Boeing 737 discussed above, the Company has financed seven used Boeing 737 aircraft, two used Boeing 767 aircraft and one used Boeing 757 aircraft subsequent to the Boeing-McDonnell Douglas merger. It is the present intent of the Company's management to achieve more balance in the commercial aircraft portfolio between Boeing and McDonnell Douglas aircraft.

Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

Commercial Aircraft Portfolio by Aircraft Type
                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                               1998           1997           1996           1995           1994

Boeing/McDonnell Douglas aircraft
   financing:
     Finance leases                               $     803.3   $     964.9    $    1,132.6   $     857.4    $     748.2
    Operating leases                                   513.3         495.2           402.0         256.8          197.8
    Notes receivable                                    82.9          61.9            82.9         110.9          194.8
                                                 -------------------------------------------------------------------------
                                                     1,399.5       1,522.0         1,617.5       1,225.1        1,140.8
                                                 -------------------------------------------------------------------------

Other commercial aircraft financing:
   Finance leases                                      131.6         133.3           136.9         126.1          125.2
   Operating leases                                     30.4          51.9            56.0          49.6           43.1
   Notes receivable                                     12.0           4.3             4.5           4.9           23.9
                                                 -------------------------------------------------------------------------
                                                       174.0         189.5           197.4         180.6          192.2
                                                 -------------------------------------------------------------------------
                                                 $   1,573.5   $   1,711.5    $    1,814.9   $   1,405.7    $   1,333.0
                                                 =========================================================================

Commercial Aircraft Portfolio by Product Type

                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                               1998           1997           1996           1995           1994
Aircraft leases:
    Finance leases
      Domestic                                   $     786.9   $     863.1    $      950.0   $     776.2     $     653.3
      Foreign                                          148.0         235.1           319.5         207.3           220.1
    Operating leases
      Domestic                                         357.9         319.2           357.2         183.5           161.9
      Foreign                                          185.8         227.9           100.8         122.9            79.0
                                                 -------------------------------------------------------------------------
                                                     1,478.6       1,645.3         1,727.5       1,289.9         1,114.3
                                                 -------------------------------------------------------------------------
Aircraft related notes receivable:
    Domestic obligors                                   33.5           2.2            22.6          31.2            53.4
    Foreign obligors                                    61.4          64.0            64.8          84.6           165.3
                                                 -------------------------------------------------------------------------
                                                        94.9          66.2            87.4         115.8           218.7
                                                 -------------------------------------------------------------------------
                                                 $   1,573.5   $   1,711.5    $    1,814.9   $   1,405.7     $   1,333.0
                                                 =========================================================================

At December 31, 1998, the Company's commercial aircraft portfolio was comprised of finance leases to 27 customers (23 domestic and four foreign) with a carrying amount of $934.9 million (33.4% of total Company portfolio), notes receivable from five customers (two domestic and three foreign) with a carrying amount of $94.9 million (3.4% of total Company portfolio) and operating leases to 16 customers (12 domestic and four foreign) with a carrying amount of $543.7 million (19.4% of total Company portfolio).

At December 31, 1998, 50.0% of the Company's total portfolio consisted of financings related to Boeing/McDonnell Douglas aircraft, compared with 56.4% and 61.5% in 1997 and 1996, respectively.

o  Factors Affecting the Commercial Aircraft Financing Portfolio

   A substantial portion of the Company's total portfolio is concentrated among the Company's largest commercial aircraft financing customers. The five largest commercial aircraft financing customers accounted for $895.4 million (32.0% of total Company portfolio) and $994.4 million (36.8% of total Company portfolio) at December 31, 1998 and 1997, respectively.

   The Company's largest customer, Federal Express Corporation ("FedEx"), accounted for $303.0 million (10.8% of total Company portfolio) and $309.7 million (11.5% of total Company portfolio) at December 31, 1998 and 1997, respectively. On June 26, 1998, FedEx gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 freighter aircraft which FedEx leases from the Company. Even if the leases are in fact terminated early, the Company does not anticipate any material adverse effect on its earnings, cash flow or financial position taking into account current demand for the aircraft, a guaranty from McDonnell Douglas and certain other contractual rights including payments due to the Company upon early termination, as well as a commitment from another airline to lease the aircraft for a pre-determined rental amount.

   The Company's second largest customer, World Airways, Inc. ("World"), accounted for $176.4 million (6.3% of total Company portfolio) and $183.5 million (6.8% of total Company portfolio) at December 31, 1998 and 1997, respectively. World experienced losses in 1998 and its cash balances have fallen to relatively low levels. Also, Worldcorp Inc., the majority owner of World, has recently made a "prepackaged" filing under Chapter 11 of the U.S. bankruptcy code. With respect to the existing lease agreements between World and the Company, World has requested that the Company consider a reduction in rentals, elimination of maintenance reserve payments and conversion of the subject two MD-11 aircraft to a freighter configuration. The Company is studying these requests and has concluded that any resulting restructuring of these lease transactions, taking into account a guaranty from McDonnell Douglas, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

   Trans World Airlines, Inc. ("TWA"), the Company's third largest customer, accounted for $163.3 million (5.8% of total Company portfolio) and $196.6 million (7.3% of total Company portfolio) at December 31, 1998 and 1997, respectively. In 1998, 1997 and 1996, TWA accounted for 13.6%, 16.8% and 18.0%, respectively, of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income. TWA faces significant financial and operational challenges and, until recently, operated under a reorganization plan confirmed by the United States Bankruptcy Court in 1995. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1998, the maximum aggregate coverage under such guaranties was $32.9 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

   In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. Taking into account a guaranty from McDonnell Douglas, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

   The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft have been terminated and the aircraft have been returned to the Company. The Company has been remarketing these aircraft (along with two other used EMB-120s returned from another airline). Although the market for EMB-120s is currently weak, the Company does not expect this transaction to have a material adverse effect on the Company's earnings, cash flow or financial position.

   The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced to a maximum of $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1998 or 1997.

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

   The Company believes that realizable values for its aircraft at lease maturity are likely to remain above the values actually booked, but this is subject to many uncertainties including those referred to in "Factors Affecting Commercial Aircraft Financing Volume." If aircraft values decline and the Company is required, as a result of customer defaults, to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

   Boeing has announced that it will not produce MD-80 and MD-90 aircraft after early 2000. Boeing has also stated that it plans to phase out production of the MD-11 aircraft with final deliveries now scheduled for 2001. The Company's commercial aircraft portfolio as of December 31, 1998 included 32 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $963.8 million in net asset value (34.4% of total Company portfolio). The Company's commercial aircraft portfolio as of December 31, 1997 included 33 MD-80s, three MD-90s and seven MD-11s, representing an aggregate of $1,176.1 million in net asset value (43.6% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

   Results in 1998 for Asia-Pacific airlines were mixed. Recessions are now under way throughout Asia, impacting the economies of Japan, Malaysia, the Philippines, Hong Kong, Singapore, Indonesia, Thailand and South Korea. Air travel declined in a number of regional markets. Passenger load factors declined and some airlines reported net losses. With growth in the region lower than past forecasts, airlines, including those in China, are reassessing the number and timing of aircraft contracted to deliver during the next several years. Except for the lease of the two Boeing 737 aircraft leased to Jet Airways (India) Pvt. Ltd. discussed in "Relationship With Boeing and McDonnell Douglas," the Company has no commercial aircraft leased to airlines in the Asia-Pacific region.

   For further discussion on the commercial jet aircraft market and the airline industry, see "Competition and Economic
   Factors."

o  Commercial Aircraft Leasing

   The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 1998, the Company owned or participated in the ownership of 132 leased commercial aircraft, a majority of which were manufactured by McDonnell Douglas.

o  Factors Affecting Commercial Aircraft Financing Volume

   The Company's commercial aircraft group has historically derived the majority of its new business volume by financing new McDonnell Douglas aircraft. Following the Boeing-McDonnell Douglas merger, this source of new business has not been available to the Company and, accordingly, the Company has not financed any new Boeing/McDonnell Douglas aircraft (except for one unusual instance where the Company provided financing for one Boeing 737 aircraft in response to a third party's request). Under Boeing's strategy (which is currently under review), the Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. See "Relationship with Boeing and McDonnell Douglas."

   The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business.

   The Company anticipates continued fluctuations in the volume of its aircraft financing transactions. At December 31, 1998, the Company had unused credit lines available to a customer totaling $50.0 million. The Company had no other commitments to provide aircraft related financing at December 31, 1998. See "Competition and Economic Factors."

   The following table lists information on new business volume for the Company's commercial aircraft financing segment:

                                                                     Years ending December 31,
                                             ---------------------------------------------------------------------------
  (Dollars in millions)                         1998            1997           1996           1995            1994
  Boeing/McDonnell Douglas aircraft
    financing volume:
      Finance leases                         $     78.3     $       7.1    $     234.1    $      220.6    $      53.0
      Operating leases                             75.3           146.5          196.9            81.9           15.7
      Notes receivable                             25.5            18.2           24.2            36.2           41.3
                                             ---------------------------------------------------------------------------
                                                  179.1           171.8          455.2           338.7          110.0
                                             ---------------------------------------------------------------------------
Other commercial aircraft
    financing volume:
      Finance leases                               22.5             4.5           20.1             7.7            7.9
      Operating leases                              -               -              -               3.3            -
                                             ---------------------------------------------------------------------------
                                                   22.5             4.5           20.1            11.0            7.9
                                             ---------------------------------------------------------------------------
                                             $    201.6     $     176.3    $     475.3    $      349.7    $     117.9
                                             ===========================================================================

   In 1998, $143.1 million of the $179.1 million in Boeing/McDonnell Douglas aircraft financing volume related to Boeing aircraft. There are no Boeing commercial aircraft in the Company's portfolio from transactions prior to 1997. There are no Airbus aircraft in the Company's portfolio.

o  Commercial Aircraft Financing Guaranties

   At December 31, 1998, the Company had $319.7 of guaranties in its favor with respect to its commercial aircraft financing portfolio relating to transactions with a carrying amount of $881.6 million (56.0% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:

                                                                  Domestic             Foreign
 (Dollars in millions)                                           Airlines             Airlines             Total
                                                            -----------------------------------------------------------
 Amounts guaranteed by:
   McDonnell Douglas                                         $       206.9         $        77.6       $       284.5
   Other                                                              23.2                  12.0                35.2
                                                             -----------------------------------------------------------
                                                             $       230.1         $        89.6       $       319.7
                                                             ===========================================================

The Company has no reason to believe that the amounts guaranteed by McDonnell Douglas will be ultimately uncollectible. See "Relationship with Boeing and McDonnell Douglas."

Commercial Equipment Leasing and Financing Segment

The CEL group provides single-investor, tax-oriented lease financing, as well as loans secured by equipment. In addition, the CEL group participates in senior secured bank loans. CEL obtains its business primarily through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; and Detroit, Michigan. CEL specializes in leasing and financing of commercial equipment such as executive aircraft, production equipment, transportation equipment, printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The term is generally between three and ten years and transaction sizes usually range between $2.0 million and $30.0 million.

Portfolio balances for the Company's CEL segment are summarized as follows:

                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                                 1998          1997          1996           1995           1994
Finance leases                                   $     430.1  $     410.9    $      361.7  $      266.3   $      216.8
Operating leases                                       345.5        375.1           231.5         169.1          133.4
Notes receivable                                       449.4        190.6           176.6          67.0           18.5
Preferred and preference stock                           -            -               -             -              0.7
                                                 --------------------------------------------------------------------------
                                                 $   1,225.0  $     976.6    $      769.8  $      502.4   $      369.4
                                                 =========================================================================

o  Factors Affecting CEL Volume

   The particular portion of the commercial equipment leasing and financing market in which the Company operates is highly competitive. However, in 1998, CEL booked $491.0 million of new business volume, representing a $76.2 million increase (18.4%) over 1997 bookings. As shown in the table below, a significant portion of the new CEL business volume in recent years has consisted of secured loans rather than lease financings. Of the $491.0 million in new business volume for CEL in 1998, $36.7 million (7.5%) represented business with foreign lessees or borrowers. In 1997, of the $414.8 million in new business volume for CEL, $58.8 million (14.2%) represented business with foreign lessees or borrowers. For a discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings." At December 31, 1998, CEL's backlog of business was $163.3 million, compared to $79.7 million at December 31, 1997. The Company's ability to compete in the commercial equipment leasing and financing market is dependent to a significant extent upon its comparative borrowing costs relative to competitors. The Company's borrowing costs increased in the second half of 1998. See "Borrowing Operations."

   The Company is presently attempting to grow its CEL portfolio at a relatively faster rate than its commercial aircraft portfolio in order to achieve a better balance of its overall portfolio

   The following lists information on new business volume for the Company's CEL segment:

                                                                     Years ended December 31,
                                        ----------------------------------------------------------------------------------
(Dollars in millions)                        1998             1997             1996             1995             1994
Finance leases                          $       91.8     $      109.5    $       160.9    $       102.0    $       53.9
Operating leases                                81.9            199.7            107.0             70.5            24.3
Notes receivable                               317.3            105.6            124.1             68.6             5.9
                                        ----------------------------------------------------------------------------------
                                        $      491.0     $      414.8    $       392.0    $       241.1    $       84.1
                                        ==================================================================================

o  Factors Affecting the CEL Portfolio

   The Company's CEL portfolio is diversified among executive aircraft, production equipment, transportation equipment, printing equipment, and other equipment types. Executive aircraft represent the highest concentration, accounting for $326.2 million (11.7% of total Company portfolio) and $342.3 million (12.7% of total Company portfolio) at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, no single CEL customer represented a significant portion of the Company's total portfolio. Executive aircraft financing, as well as the rest of the CEL portfolio, is dependent in part upon general economic conditions which may affect the profitability of the Company's customers and residual value of the equipment financed by the CEL group. The Company believes that realizable values at lease maturity for its commercial equipment are generally likely to remain above the values actually booked, but this is subject to many uncertainties including economic conditions.

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

Approximately 17.9% of the total Company portfolio consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by guaranties and allowance for losses. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The countries in which the Company's cross-border outstandings exceeded 1% of consolidated assets, net of domestic guaranties, consisted of the following at December 31, 1998, 1997 and 1996:

                                                                                     December 31,
                                                           -----------------------------------------------------------------
                                                            Finance Leases       Notes         Operating
(Dollars in millions)                                                         Receivable        Leases           Total
Country
1998
Mexico                                                     $      132.8     $       48.0    $        -      $      180.8
India                                                               -                -              48.6            48.6
Italy                                                               -                2.6            34.9            37.5
Sweden                                                              -                -              50.1            50.1
Spain                                                               -                -              36.4            36.4
                                                           -----------------------------------------------------------------
                                                           $      132.8     $       50.6    $      170.0    $      353.4
                                                           -----------------------------------------------------------------

1997
Indonesia                                                  $      110.5     $        -      $        -      $      110.5
Mexico                                                             50.1             54.1             -             104.2
Sweden                                                              -                -              55.1            55.1
India                                                               -                -              50.4            50.4
Italy                                                               -                3.5            39.8            43.3
Spain                                                               -                -              39.4            39.4
United Kingdom                                                     10.9              -              28.2            39.1
                                                           -----------------------------------------------------------------
                                                           $      171.5     $       57.6    $      212.9    $      442.0
                                                           =================================================================

1996
Indonesia                                                  $      120.8     $        -      $        -      $      120.8
Mexico                                                             27.0             31.2            13.2            71.4
Italy                                                               -                -              44.4            44.4
                                                           -----------------------------------------------------------------
                                                           $      147.8     $       31.2    $       57.6    $      236.6
                                                           =================================================================

At December 31, 1998, the Company had customer outstandings between 0.75% and 1% of the Company's total assets in Canada and the United Kingdom, with net carrying value amounts of $25.6 million and $25.1 million, respectively. At December 31, 1997 and 1996, there were no countries in which customer outstandings were between 0.75% and 1% of the Company's total assets.

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1998:

(Dollars in millions)                                                        Domestic          Foreign           Total
                                                                           -------------------------------------------------
Maturity Distribution
    1999                                                                   $      301.6     $       29.8    $       331.4
    2000                                                                          201.3             30.0            231.3
    2001                                                                          197.6             33.5            231.1
    2002                                                                          185.3             28.1            213.4
    2003                                                                          176.0             37.3            213.3
    2004 and thereafter                                                           920.9            162.0          1,082.9
                                                                           -------------------------------------------------
                                                                           $    1,982.7     $      320.7    $     2,303.4
                                                                           =================================================

Financing Receivables due 2000 and Thereafter
    Fixed interest rates                                                   $    1,494.6     $      208.0    $     1,702.6
    Variable interest rates                                                       186.5             82.9            269.4
                                                                           -------------------------------------------------
                                                                           $    1,681.1     $      290.9    $     1,972.0
                                                                           =================================================

Allowance for Losses on Financing Receivables and Credit Loss Experience

Analysis of Allowance for Losses on Financing Receivables

                                                                                     December 31,
                                                      ---------------------------------------------------------------------------
(Dollars in millions)                                    1998             1997          1996          1995            1994
Allowance for losses on financing
   receivables at beginning of year                   $      55.9      $      48.6    $    42.3    $     40.7     $     35.6
Provision for losses                                          7.4             11.5         14.2          12.2            9.9
Write-offs, net of recoveries                                (2.5)            (2.5)        (6.0)        (10.6)          (4.9)
Other                                                         1.3             (1.7)        (1.9)          -              0.1
                                                      ===========================================================================
Allowance for losses on financing
   receivables at end of year                         $      62.1      $      55.9    $    48.6    $     42.3     $     40.7
                                                      ===========================================================================

Allowance as percent of total receivables                          %               %            %              %             %
                                                              3.3              3.1          2.5           2.8            2.8
Net write-offs as percent of average receivables              0.1  %           0.1 %        0.3 %              %         0.3 %
                                                                                                          0.7
More than 90 days delinquent:
   Amount of delinquent installments                  $       0.5      $       1.8    $     2.1    $     10.0     $      2.8
   Total receivables due from delinquent
      obligors                                        $       6.7      $      15.5    $    23.4    $     12.1     $     43.2
   Total receivables due from delinquent
      obligors as a percentage of total
      receivables                                             0.4  %           0.9 %        1.2 %         0.8  %         3.0  %

The portfolio at December 31, 1998 includes one CEL obligor and two airline obligors to which payment extensions have been granted. At December 31, 1998, payments so extended amounted to $1.2 million ($1.1 million airline-related), and the aggregate carrying amount of the related receivables was $18.8 million ($15.5 million airline-related).

Receivable Write-offs, Net of Recoveries by Segment

CEL had $2.3 million in net write-offs (0.3% of CEL average receivables), while commercial aircraft financing had no net write-offs of receivables for the year ended December 31, 1998. The Company's primary operations had no net write-offs of receivables for the year ended December 31, 1997.

In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $7.4 million and $11.5 million in 1998 and 1997, respectively, for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1998 to cover potential losses in the Company's total receivables. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

The Company's receivable write-offs, net of recoveries, increased in 1998, as compared to 1997, primarily attributable to certain CEL repossessions which occurred in 1998.

Nonaccrual and Past Due Financing Receivables

Financing receivables accounted for on a nonaccrual basis consisted of domestic financings of $13.0 million and $1.4 million at December 31, 1998 and 1997, respectively. There were no foreign financing receivables on nonaccrual at December 31, 1998 or December 31, 1997.

Interest on receivables which are contractually past due 90 days or more as to principal and interest payments is being accrued for domestic financings of $0.2 million and $4.6 million at December 31, 1998 and 1997, respectively.

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

The Company has a joint revolving credit agreement under which the Company may borrow up to $240.0 million, reduced by borrowings of up to $16.0 million that can be made by BCSC under this agreement. At December 31, 1998 and 1997, there were no amounts outstanding under the revolving credit agreement. At December 31, 1998 and 1997, borrowings under commercial paper totaling $122.0 million and $80.0 million, respectively, were supported by available unused commitments under the revolving credit agreement. The Company also has available approximately $85.0 million in uncommitted, short-term bank credit facilities.

On October 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. Since October 1997, the Company has authorized the sale and issuance from time to time at the Company's discretion of up to $900.0 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1998, the Company had issued and sold $571.4 million in aggregate principal amount of such notes, with $406.4 million of the notes being issued during 1998 at interest rates ranging from 5.35% to 6.54% and with maturities ranging from 10 months to 10 years.

During the second half of 1998, the Company's borrowing rates were increased by virtue of a significant increase in the spreads required to be paid by the Company over rates for comparable U.S. Treasury Notes. Such higher rates can reasonably be expected to have a negative impact on the Company's competitiveness as a financier on transactions where the Company is unable to pass through to customers such increased rates. These increased borrowing spreads and consequent higher interest rates were caused by a variety of factors, including without limitation the Company's credit rating downgrade and outlook change discussed below and the uncertainty of the Company's strategic fit at Boeing, as well as general financial market conditions.

The following table sets forth the average debt of the Company by borrowing classification:

(Dollars in millions)
                            Average         Average            Average
         Years ended      Short-Term       Long-Term           Total
        December 31,         Debt            Debt              Debt
            1998         $     134.6    $     1,646.2    $    1,780.8
            1997               114.0          1,606.2         1,720.2
            1996                49.5          1,501.0         1,550.5
            1995                71.4          1,183.6         1,225.0
            1994               108.0          1,167.3         1,275.3

The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                          Weighted Average   Weighted Average  Weighted Average
         Years ended         Short-Term          Long-Term        Total Debt
        December 31,        Interest Rate      Interest Rate    Interest Rate
            1998                5.83%             7.21%             7.12%
            1997                5.72              7.34              7.25
            1996                5.66              7.60              7.56
            1995                6.34              8.19              8.12
            1994                5.27              8.76              8.50

The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt.

On March 16, 1998, Moody's Investors Service ("Moody's") said that it upgraded the ratings of the Company. The Company's senior unsecured debt rating was raised to A3 from Baa2 and its subordinated debt rating was raised to Baa1 from Baa3. The Company's commercial paper rating was raised to Prime-1 from Prime-2. Moody's said these ratings increases consider, among other things, "the improved and steady performance of Boeing Capital's business over the last several years." Moody's stated that "Further rating considerations include uncertainty regarding Boeing's long-term commitment to this business unit." Moody's noted that "the strategic fit of Boeing Capital is unclear in Boeing's overall strategy." The rating agency went on to say that "Boeing has not maintained a finance subsidiary of its own in the past, but has preferred to keep its customer financing exposure on its own balance sheet."

On September 15, 1998, Moody's placed Boeing and the Company's debt ratings on review for possible downgrade. The current Moody's ratings for the Company's senior unsecured debt, subordinated debt and commercial paper are A3, Baa1 and Prime-1, respectively, and were confirmed on December 21, 1998.

On June 8, 1998, Standard & Poor's Corporation ("Standard & Poor's") announced that it lowered its credit ratings on Boeing and the Company. The ratings of the Company's senior unsecured debt and subordinated debt were lowered from AA to AA- and AA- to A+, respectively. On December 3, 1998, Standard & Poor's announced that it lowered its credit ratings again on Boeing and the Company. The ratings of the Company's senior unsecured debt and subordinated debt were lowered from AA- to A+ and A+ to A, respectively. The outlook for the Company was deemed to be "developing." Standard & Poor's stated that ratings "could be raised if [the Company] is retained as a continuing operation of Boeing Co. Ratings could be lowered if [the Company] is divested to a weaker entity."

Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

Competition and Economic Factors

The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial equipment leasing and commercial aircraft financing segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and to the ability of the Company to utilize tax benefits attendant to leasing. See "Commercial Equipment Leasing Segment - Factors Affecting CEL Volume," "Relationship With Boeing and McDonnell Douglas" and "Borrowing Operations." Competitive factors also include, among other things, the Company's ability to be relatively flexible in its financing arrangements with new and existing customers. Although the Company is particularly subject to risks attendant to the airline and aircraft manufacturing industries, the ability of the Company to generate new business is also dependent upon, among other factors, the capital equipment requirements of United States and foreign businesses and the availability of capital.

The Company has in the past obtained a significant portion of its leasing business and notes receivable in connection with the lease or sale of McDonnell Douglas aircraft. The Company's relationship with McDonnell Douglas has in many cases presented opportunities for such business and has caused McDonnell Douglas to offer to the Company substantially all of the financing receivables taken by McDonnell Douglas upon the sale of its aircraft. This relationship has been materially changed as a result of the Boeing-McDonnell Douglas merger and under Boeing's strategy (which is currently under review), the Company does not expect Boeing to provide a material amount of new aircraft financing opportunities. See "Relationship With Boeing and McDonnell Douglas." In past years, many customers have obtained their financing for McDonnell Douglas aircraft through sources other than the Company or McDonnell Douglas, reflecting a broader range of competitive financing alternatives available to McDonnell Douglas customers. See "Commercial Aircraft Financing Segment."

Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation and regulations for noise abatement which will over time prohibit the use of older, noisier (Stage 2) aircraft in the United States by year end 2000, or an oversupply of aircraft for sale. Additionally, legislation and regulations may in the future prohibit use in certain parts of the world (e.g., Europe) of certain types of aircraft which have been upgraded by hushkits to meet the more stringent Stage 3 requirements. In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value (including estimated lease values), which would result in recognition of a loss to the Company. At December 31, 1998, the Company's carrying amount of Stage 2 aircraft totaled $22.1 million (1.4% of the Company's total aircraft portfolio, including any aircraft held for sale or re-lease); however, all of the Company's Stage 2 aircraft will have book values approximating the aircraft's scrap value by the year 2000. For a discussion of the effects of the upcoming discontinuance of MD-80, MD-90 and MD-11 aircraft, see "Commercial Aircraft Financing Segment - Factors Affecting Current Commercial Aircraft Market Conditions."

For the five-year period 1994-1998, the average annual growth rate for worldwide passenger traffic was approximately 6.0%. Boeing's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 4.7% annually, based on projected average worldwide annual economic real growth of 2.9% over the 20-year period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, Boeing projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1998 dollars.

Relationship With Boeing and McDonnell Douglas

Boeing, together with its subsidiary McDonnell Douglas, is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 1998, Boeing recorded revenues of $56.2 billion and net earnings of $1.1 billion. At December 31, 1998, Boeing had assets of $36.7 billion and shareholders' equity of $12.3 billion. Boeing is actively conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

If the financial well-being of Boeing were to decline significantly, the Company's ability to enter into significant amounts of new business in the future could be materially constrained. Two of the principal industry segments in which Boeing operates, military aircraft and commercial aircraft, are especially competitive and have a limited number of customers. At December 31, 1998, McDonnell Douglas has provided $284.5 million of guaranties on the Company's aircraft portfolio, including first loss guaranties. In the event a substantial portion of the guaranties become payable and in the event that McDonnell Douglas is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the Company's earnings, cash flow or financial position. In addition, McDonnell Douglas is the obligor in a small number of the Company's commercial aircraft transactions and largely as a result thereof, at December 31, 1998, McDonnell Douglas was the lessee for $48.4 million of the Company's commercial aircraft portfolio.

In August 1998, the Company's lease agreements with P.T. Garuda Indonesia ("Garuda") relating to two MD-11 aircraft were terminated and the aircraft, which were returned by Garuda in July 1998, were sold to Boeing for an aggregate sales price of $162.8 million, which resulted in a gain to the Company of $3.3 million.

For a further description of significant factors which may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 1998 (Securities and Exchange Commission file number 001-00442).

o  Operating Agreement

   The relationship between the Company and McDonnell Douglas is governed by an operating agreement (the "Operating Agreement"), which was intended to formalize certain aspects of the relationship between the companies, principally those relating to the purchase and sale of McDonnell Douglas aircraft receivables, the leasing of McDonnell Douglas aircraft, the resale of McDonnell Douglas aircraft returned to, or repossessed by, the Company under leases or secured notes, and the allocation of federal income taxes between the companies. Now that McDonnell Douglas is a subsidiary of Boeing, Boeing has entered into a substantially similar agreement with the Company with respect to the allocation of federal income taxes, but not with respect to the purchase, sale and financing of any commercial aircraft. Although it remains in full force and effect, the Operating Agreement, as it relates to future commercial aircraft financings, now has little if any practical significance, as Boeing is not a party to it. This is illustrated by the fact that since the Boeing-McDonnell Douglas merger, the Company has not been involved in the financing of any new commercial aircraft (except for one unusual instance where the Company provided financing for one Boeing 737 aircraft in response to a third party's request). Further, it does not appear that any future financings would be covered by the Operating Agreement. It is also uncertain whether the Operating Agreement will be amended or whether Boeing will become a party to it in its current or amended form.

   The Company has the option under the Operating Agreement to tender to McDonnell Douglas any McDonnell Douglas aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include McDonnell Douglas aircraft leased under a partnership arrangement in which the Company is one of the partners, or McDonnell Douglas aircraft subject to third party liens or other security interests, unless the Company and McDonnell Douglas determine that purchase by McDonnell Douglas is desirable. At December 31, 1998, the carrying amount of McDonnell Douglas aircraft potentially excluded by this provision amounted to approximately $589.3 million.

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

   In addition, Boeing, BCSC and the Company have entered into agreements (the "Boeing Operating Agreements") with provisions substantially similar to the Operating Agreement among the Company, BCSC and McDonnell Douglas which remains in effect. Amounts payable under the Boeing Operating Agreements take into account payments made under the Operating Agreement, provided that in no event will the Company receive an amount which is materially less, or be obligated to pay an amount which is materially greater, than it would have received, or been obligated to pay, under the Operating Agreement.

   The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of McDonnell Douglas allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the current arrangement, Boeing presently charges or credits the Company for the corresponding increase or decrease in Boeing's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of Boeing. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts in excess of such forecast due in the year realized by Boeing.

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

   There can likewise be no assurance that these (and other) intercompany arrangements will not change as time permits the Company's Board members and shareholder to study and become more familiar with these working arrangements. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

o  Intercompany Services

   Boeing provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays the actual cost. See
   Note 9 of "Notes to Consolidated Financial Statements" included in Item 8.

o  Intercompany Credit Arrangements

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

   The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $64.7 million and $51.0 million were outstanding at December 31, 1998 and 1997, respectively. During 1998, the Company's highest level of borrowings from BCSC was $64.7 million. The Company had no loans to BCSC during 1998 or 1997.


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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco has appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any future material adverse effect on its earnings, cash flow or financial position.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's preferred and common stock is owned by BCSC. In 1998 and 1997, the Company declared and paid dividends of $40.0 million and $25.0 million, respectively, on its common stock to BCSC. The Company paid $3.9 million and $3.5 million in dividends on its preferred stock in 1998 and 1997, respectively. Preferred stock dividends of $0.6 million payable to BCSC were accrued at December 31, 1998.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $56.9 million of the Company's income retained for growth was available for dividends at December 31, 1998.

Item 6.  Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1998 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

                                                                        Years ended December 31,
(Dollars in millions)                              1998           1997            1996            1995           1994

Financing volume                               $      692.6   $     591.1    $      867.3     $     590.8    $     202.0
                                               ============================================================================

Operating income:
   Finance lease income                        $      119.5   $     136.9    $      118.6     $     104.3    $     100.7
   Interest on notes receivable                        36.6          26.3            24.4            27.2           29.4
   Operating lease income, net                         67.7          56.7            55.1            41.1           38.5
   Net gain on disposal or re-lease
      of assets                                        33.4          21.0            19.6             8.7           11.1
   Other                                                2.9           5.5             3.8             9.3            7.1
                                               ----------------------------------------------------------------------------
                                                      260.1         246.4           221.5           190.6          186.8
                                               ----------------------------------------------------------------------------

Expenses:
   Interest expense                                   126.7         124.7           117.3           101.9          108.3
   Provision for losses                                 7.4          11.5            14.2            12.2            9.9
   Operating expenses                                  12.6          13.1            11.7            11.3           15.2
   Other                                                8.8           9.3             3.4             4.9           12.3
                                               ----------------------------------------------------------------------------
                                                      155.5         158.6           146.6           130.3          145.7
                                               ----------------------------------------------------------------------------

Income before provision for income
   taxes                                              104.6          87.8            74.9            60.3           41.1
Provision for income taxes                             33.1          31.7            26.1            21.0           12.8
                                               ----------------------------------------------------------------------------
Net income                                     $       71.5   $      56.1    $       48.8     $      39.3    $      28.3
                                               ============================================================================

Dividends declared                             $       43.9   $      28.5    $        3.5     $      31.0    $      30.5

Ratio of income to fixed charges (1)                    1.80          1.68            1.62            1.57           1.37

Balance sheet data:
   Total assets                                $    2,861.4   $   2,722.8    $    2,653.6     $   2,049.6    $   1,929.6
   Total debt                                       1,970.3       1,797.9         1,850.2         1,339.7        1,215.1
   Shareholder's equity                               380.7         353.1           325.5           280.2          271.9

Dividends accrued on preferred
   stock at year end                           $        0.6   $       0.6    $        0.6     $       0.6    $       0.6

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

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, the impact of Year 2000 issues on the Company's customers, vendors and service providers, defaults by customers, regulatory uncertainties and legal proceedings.

Capital Resources and Liquidity

The Company has significant liquidity requirements. The Company attempts to fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has a $240.0 million revolving credit agreement which is reduced by borrowings of up to $16.0 million made by BCSC. At December 31, 1998 and 1997, borrowings under commercial paper totaling $122.0 million and $80.0 million, respectively, were supported by available unused commitments under the revolving credit agreement. The Company has available approximately $85.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1998 and 1997, borrowings under these credit facilities totaled $50.0 million and $18.0 million, respectively.

The Company also accesses the public debt market and anticipates using proceeds from the issuance of additional public debt to fund future growth. On October
10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. Since October 1997, the Company has authorized the sale and issuance from time to time at the Company's discretion of up to $900.0 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1998, the Company had issued and sold $571.4 million in aggregate principal amount of such notes, with $406.4 million of the notes being issued during 1998 at interest rates ranging from 5.35% to 6.54% and with maturities ranging from 10 months to 10 years.

During the second half of 1998, the Company's borrowing rates were increased by virtue of a significant increase in the spreads required to be paid by the Company over rates for comparable U.S. Treasury Notes. Such higher rates can reasonably be expected to have a negative impact on the Company's competitiveness as a financier on transactions where the Company is unable to pass through to customers such increased rates. These increased borrowing spreads and consequent higher interest rates were caused by a variety of factors, including without limitation the Company's credit rating downgrade and outlook change and the uncertainty of the Company's strategic fit at Boeing, as well as general financial market conditions. See "Item 1. Business - Borrowing Operations."

The Company, as of December 31, 1998, has $113.7 million in aggregate deposits in Japanese banks for the purpose of defeasing certain obligations of the Company under Japanese leveraged leases of aircraft. Currently, these deposits cannot be moved to other financial institutions without significant cost. However, as of the date hereof, all such banks holding such deposits held an investment grade rating from either Standard & Poor's or Moody's.

1998 vs. 1997

Finance lease income decreased $17.4 million (12.7%) in 1998 compared to 1997, primarily attributable to a decrease in finance leases as a result of aircraft sales.

Interest on notes receivable increased $10.3 million (39.2%) from 1997, primarily attributable to new volume of CEL notes receivable of $317.3 million during 1998.

Operating lease income increased $11.0 million (19.4%) in 1998 compared to 1997, primarily attributable to the operating lease financing of four used Boeing aircraft during the last four months of 1997.

Gain on disposal or re-lease of assets increased $12.4 million (59.0%) from 1997, primarily attributable to sales within the commercial aircraft and commercial equipment leasing portfolios.

Other income decreased $2.6 million (47.3%) from 1997, primarily attributable to prepayment fees of $2.0 million received in 1997.

Provision for losses on receivables decreased $4.1 million (35.7%) in 1998 compared to 1997, primarily attributable to the Company's determination that additional provisions for losses were not necessary or appropriate during the current year, as the Company's core business segments did not experience net write-offs during the year ended December 31, 1997.

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

The Company has assessed (and continues to re-assess) the impact of the Year 2000 issue on its information technology ("IT") systems. In 1996, the Company initiated a conversion from its existing lease administration system to programs that the Company has been advised are Year 2000 compliant. This conversion project has not yet been completed although the majority of the tasks involved in such project have been accomplished and it is expected that the project will be completed during the second quarter of 1999. If the conversion project is not completed before the end of 1999, the Company's operations could be adversely and materially affected. The Company has begun to develop a contingency plan for the possible unavailability of its new lease administration system. This plan essentially involves the remediation, if necessary, of the existing lease administration system. With respect to the other IT systems, the Company intends to develop contingency plans during 1999 relating to possible Year 2000 problems to the extent it deems necessary and appropriate, taking into account the advice of its outside consultants, who are expected to complete their analysis in the second quarter of 1999.

Although the Company does not consider it likely that Year 2000 problems inherent within its IT systems will result in significant operational problems, the possibility of such problems cannot be discounted at this time. The Company is retaining outside consultants to assist in its ongoing assessment of its computer system's vulnerability to Year 2000 problems. Also, the Company's preliminary estimate that it will complete its overall Year 2000 project by the end of the third quarter of 1999 is subject to the findings of the Company's ongoing assessment.

With respect to non-IT systems, the Company has assessed and continues to assess the impact of Year 2000 issues on these systems. The Company is retaining outside consultants to assist in its ongoing assessment of possible Year 2000 problems relating to non-IT systems.

The total cost of the Year 2000 project to date has been funded through operating cash flows and has not had a material adverse effect on the Company's earnings, cash flow or financial position. Based on information available to date, the cost of the Year 2000 project, including any remediation of the Company's IT and non-IT systems, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

No assurance can be given, however, that Year 2000 problems of third parties (such as vendors, customers and other financial institutions with which the Company does business) will not materially impact operations or operating results. The Company is assessing the Year 2000 readiness of such third parties whose lack of Year 2000 readiness could result in a material adverse impact on the Company. The Company has identified and sent to certain significant customers and other significant third parties inquiries regarding their Year 2000 readiness. The Company has not received a response from many of such third parties and therefore is not yet in a position to assess this risk. The Company presently expects to have completed preliminary assessment (subject to cooperation where necessary from such third parties) by the end of the second quarter of 1999. The Company expects this assessment will need to be updated in some respects throughout 1999.

This entire discussion of Year 2000 issues contains forward-looking information which is subject to uncertainty and risk. See "Forward-Looking Information is Subject to Risk and Uncertainty" at the outset of this Item 7.

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

                          Independent Auditors' Report


Shareholder and Board of Directors
Boeing Capital Corporation

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation (a wholly-owned subsidiary of Boeing Capital Services Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and income retained for growth, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Part IV Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 26, 1999

                          Independent Auditors' Report


Shareholder and Board of Directors
McDonnell Douglas Finance Corporation

We have audited the consolidated balance sheet (not presented herein) of McDonnell Douglas Finance Corporation (a wholly-owned subsidiary of McDonnell Douglas Financial Services Corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income and income retained for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonnell Douglas Finance Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of income and income retained for growth, and cash flows for the year ended December 31, 1994 (none of which are presented separately herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the three years in the period ended December 31, 1996, appearing on page 20 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.


/s/ ERNST & YOUNG LLP


January 22, 1997

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                                     December 31,
(Dollars in millions, except stated value and par value)                                       1998                1997
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
      Investment in finance leases                                                       $      1,365.0     $       1,509.1
      Notes receivable                                                                            545.7               269.0
                                                                                         --------------------------------------
                                                                                                1,910.7             1,778.1
      Allowance for losses on financing receivables                                               (62.1)              (55.9)
                                                                                         --------------------------------------
                                                                                                1,848.6             1,722.2
    Cash and cash equivalents                                                                      20.3                39.1
    Equipment under operating leases, net                                                         889.2               922.2
    Equipment held for sale or re-lease                                                            62.3                 0.7
    Other assets                                                                                   41.0                38.6
                                                                                         --------------------------------------
                                                                                         $      2,861.4     $       2,722.8
                                                                                         ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                             $        236.7     $         149.0
    Accounts payable and accrued expenses                                                          35.6                49.1
    Accounts with Boeing, McDonnell Douglas and BCSC                                                6.7                37.2
    Other liabilities                                                                              84.8                97.2
    Deferred income taxes                                                                         383.3               388.3
    Long-term debt:
      Senior                                                                                    1,678.7             1,579.0
      Subordinated                                                                                 54.9                69.9
                                                                                         --------------------------------------
                                                                                                2,480.7             2,369.7
                                                                                         --------------------------------------

    Commitments and contingencies - Note 8

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
         outstanding 10,000 shares                                                                 50.0                50.0
      Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                                       5.0                5.0
      Capital in excess of par value                                                               89.5               89.5
      Income retained for growth                                                                  236.2              208.6
                                                                                         --------------------------------------
                                                                                                  380.7              353.1
                                                                                         --------------------------------------
                                                                                         $      2,861.4     $      2,722.8
                                                                                         ======================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth


                                                                                         Years ended December 31,
(Dollars in millions)                                                           1998              1997                1996
--------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
   Finance lease income                                                    $      119.5      $      136.9      $       118.6
   Interest income on notes receivable                                             36.6              26.3               24.4
   Operating lease income, net of depreciation expense of
      $70.6, $61.1 and $57.6 in 1998, 1997 and 1996,
      respectively                                                                 67.7              56.7               55.1
   Net gain on disposal or re-lease of assets                                      33.4              21.0               19.6
   Other                                                                            2.9               5.5                3.8
                                                                           -----------------------------------------------------
                                                                                  260.1             246.4              221.5
                                                                           -----------------------------------------------------

EXPENSES
   Interest expense                                                               126.7             124.7              117.3
   Provision for losses                                                             7.4              11.5               14.2
   Operating expenses                                                              12.6              13.1               11.7
   Other                                                                            8.8               9.3                3.4
                                                                           -----------------------------------------------------
                                                                                  155.5             158.6              146.6
                                                                           -----------------------------------------------------
Income before provision for income taxes                                          104.6              87.8               74.9
Provision for income taxes                                                         33.1              31.7               26.1
                                                                           -----------------------------------------------------
Net income                                                                         71.5              56.1               48.8
Income retained for growth at beginning of year                                   208.6             181.0              135.7
Dividends                                                                         (43.9)            (28.5)              (3.5)
                                                                           -----------------------------------------------------
Income retained for growth at end of year                                  $      236.2      $      208.6      $       181.0
                                                                           =====================================================


See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                          Years ended December 31,
(Dollars in millions)                                                            1998              1997              1996
--------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                               $       71.5     $       56.1      $        48.8
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation expense - equipment under operating
             leases                                                                  70.6             61.1               57.6
         Net gain on disposal or re-lease of assets                                 (33.4)           (21.0)             (19.6)
         Provision for losses                                                         7.4             11.5               14.2
         Change in assets and liabilities:
             Accounts with Boeing, McDonnell Douglas and
                BCSC                                                                (30.5)            37.2               18.5
             Other assets                                                            (2.4)             3.1                1.8
             Accounts payable and accrued expenses                                  (13.5)             1.4                5.9
             Other liabilities                                                      (12.4)             7.2                7.5
             Deferred income taxes                                                   (5.0)            48.1               34.8
         Other, net                                                                  (1.0)            (0.7)              (1.7)
                                                                             ---------------------------------------------------
                                                                                     51.3            204.0              167.8
                                                                             ---------------------------------------------------

INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                            (51.9)           101.7              (91.2)
    Purchase of equipment for operating leases                                     (157.2)          (346.2)            (303.9)
    Proceeds from disposition of equipment, notes and leases
       receivable                                                                   323.7            177.4              115.0
    Collection of notes and leases receivable                                       235.9            209.6              167.0
    Acquisition of notes and leases receivable                                     (548.9)          (243.0)            (557.2)
                                                                             ---------------------------------------------------
                                                                                   (198.4)          (100.5)            (670.3)
                                                                             ---------------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                              87.7            (12.3)             147.6
    Debt having maturities more than 90 days:
       Proceeds                                                                     436.8            226.8              608.7
       Repayments                                                                  (352.3)          (267.3)            (246.0)
    Payment of cash dividends                                                       (43.9)           (28.5)              (3.5)
                                                                             ---------------------------------------------------
                                                                                    128.3            (81.3)             506.8
                                                                             ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (18.8)            22.2                4.3
Cash and cash equivalents at beginning of year                                       39.1             16.9               12.6
                                                                             ---------------------------------------------------
Cash and cash equivalents at end of year                                     $       20.3     $       39.1      $        16.9
                                                                             ===================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1998


Note 1 -- Organization and Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing and financing. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines, and the Company as a whole is active in providing lease and debt financing to a broad range of commercial and industrial customers.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

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

Cash Equivalents The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1997 were $19.7 million and $37.9 million, respectively. At December 31, 1998 and 1997, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $34.1 million and $27.6 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

Allowance for Losses on Financing Receivables The allowance for losses on financing receivables includes consideration of such factors as the risk rating of individual credits, economic and political conditions, guaranties, prior loss experience, collateral value of the underlying equipment and results of periodic credit reviews.

Equipment Held for Sale or Re-lease Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease at the lower of the former receivable amount or estimated net realizable value.

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

Software Costs Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," issued in March 1998 requires capitalization of certain costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company does not believe that SOP 98-1 will have a material impact on the Company's earnings, cash flows or financial position when adopted.

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

The many possible ramifications of strategic decisions to be made by Boeing with respect to the Company are currently unknown and, therefore, cannot be quantified at this time. Boeing is actively conducting a review of the operations and the strategic value of the Company, which review could lead to a decision to divest all or part of the Company's assets or to sell the Company's stock, presently held indirectly by Boeing.

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

In addition, Boeing, BCSC and the Company have entered into agreements (the "Boeing Operating Agreements") with provisions substantially similar to the Operating Agreement among the Company, BCSC and McDonnell Douglas which remains in effect. Amounts payable under the Boeing Operating Agreements take into account payments made under the Operating Agreement, provided that in no event will the Company receive an amount which is materially less, or be obligated to pay an amount which is materially greater, than it would have received, or been obligated to pay, under the Operating Agreement.

The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of McDonnell Douglas allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the current arrangement, Boeing presently charges or credits the Company for the corresponding increase or decrease in Boeing's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of Boeing. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts in excess of such forecast due in the year realized by Boeing.

There can be no assurance, however, that these (and other) intercompany arrangements will not change as time permits the Company's Board members and shareholder to study and become more familiar with these working arrangements. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

Boeing has announced that it will not produce MD-80 and MD-90 aircraft after early 2000. Boeing has also stated that it plans to phase out production of the MD-11, with final deliveries now scheduled for 2001. The Company's commercial aircraft portfolio as of December 31, 1998 included 32 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $963.8 million in net asset value
(34.4% of  total   Company  portfolio).  The  Company's  commercial  aircraft
portfolio as of December  31,  1997  included  33  MD-80s,   three  MD-90s  and
seven MD-11s, representing an aggregate of $1,176.1 million in net asset value (43.6% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

Note 3 -- Investment in Finance Leases

The following lists the components of the investment in finance leases at December 31:

(Dollars in millions)                                                                        1998               1997
Minimum lease payments receivable                                                      $    1,760.7       $    1,985.8
Estimated residual value of leased assets                                                     378.9              405.6
Unearned income                                                                              (778.6)            (885.9)
Deferred initial direct costs                                                                   4.0                3.6
                                                                                       ------------------------------------
                                                                                       $    1,365.0       $    1,509.1
                                                                                       ====================================

The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:

(Dollars in millions)                                                                        1998               1997
Minimum lease payments receivable                                                      $      501.1        $      534.3
Estimated residual value of leased assets                                                      83.3                83.3
Unearned income                                                                              (252.4)             (276.2)
Deferred initial direct costs                                                                   1.0                 0.8
                                                                                       -----------------------------------
                                                                                       $      333.0        $      342.2
                                                                                       ===================================

At December 31, 1998, finance lease receivables of $38.2 million serve as collateral to senior long-term debt.

At December 31, 1998, finance lease receivables are due in installments as follows: 1999, $268.7 million; 2000, $196.5 million; 2001, $187.3 million; 2002,
$160.1 million; 2003, $149.0 million; 2004 and thereafter, $799.1 million.

Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1998 and 1997, the carrying amount of this aircraft was $24.7 million and $26.7 million, respectively.

Note 4 -- Notes Receivable

The following lists the components of notes receivable at December 31:

(Dollars in millions)                                                                         1998              1997
Principal                                                                               $      542.7      $      265.9
Accrued interest                                                                                 3.6               2.8
Unamortized discount                                                                            (1.6)             (0.5)
Deferred initial direct costs                                                                    1.0               0.8
                                                                                        ------------------------------------
                                                                                        $      545.7      $      269.0
                                                                                        ====================================

At December 31, 1998,  notes  receivables  are due in  installments  as follows:
1999,  $62.7 million;  2000,  $34.8 million;  2001,  $43.9 million;  2002, $53.3 million; 2003, $64.2 million; 2004 and thereafter, $283.8 million.

Note 5 -- Equipment Under Operating Leases

Equipment under operating leases consisted of the following at December 31:

(Dollars in millions)                                                                          1998              1997
Commercial aircraft                                                                      $      668.0       $      651.1
Executive aircraft                                                                              289.3              313.1
Machine tools and production equipment                                                           56.2               52.6
Highway vehicles                                                                                 33.7               51.4
Printing equipment                                                                               27.2               32.2
Other                                                                                            25.3               15.3
                                                                                         -----------------------------------
                                                                                              1,099.7            1,115.7
Accumulated depreciation                                                                       (208.5)            (185.3)
Rentals receivable                                                                               15.3               15.1
Deferred lease income                                                                           (19.5)             (24.0)
Deferred initial direct costs                                                                     2.2                1.7
Allowance for uncollectible rents                                                                 -                 (1.0)
                                                                                         -----------------------------------
                                                                                         $      889.2       $      922.2
                                                                                         ===================================

At December 31, 1998, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 1999, $161.9 million; 2000, $89.9 million; 2001, $76.2 million; 2002, $65.7 million; 2003, $62.4 million; 2004 and thereafter, $338.7 million.

At December 31, 1998, equipment under operating leases of $77.6 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $187.4 million at December 31, 1998, relate to commercial aircraft leased by the Company under capital lease obligations.

During 1996, the Company entered into an operating lease agreement to lease a DC-10-30 aircraft to McDonnell Douglas. The lease requires monthly rent payment of $0.4 million through 2004. In March 1998, MDC entered into a sublease with Caledonian Airways Limited ("Caledonian"), whereby Caledonian pays $0.2 million of the $0.4 million in monthly rent payments. At December 31, 1998 and 1997, the carrying amount of this aircraft was $23.7 million and $26.9 million, respectively.

Note 6 -- Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)                                                       1998               1997                1996
Current:
   Federal                                                            $       32.1       $       (21.3)      $      (12.8)
   State                                                                       6.0                 4.9                4.1
                                                                      --------------------------------------------------------
                                                                              38.1               (16.4)              (8.7)
Deferred:
   Federal                                                                    (5.0)               48.1               34.8
                                                                      --------------------------------------------------------
                                                                      $       33.1       $        31.7       $       26.1
                                                                      ========================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)                        1998               1997
Deferred tax assets:
   Allowance for losses                $         21.7     $         19.6
   Other                                          8.0                5.7
                                       -------------------------------------
                                                 29.7               25.3
                                       -------------------------------------

Deferred tax liabilities:
   Leased assets                               (412.9)            (410.9)
   Other                                         (0.1)              (2.7)
                                       -------------------------------------
                                               (413.0)            (413.6)
                                       -------------------------------------
Net deferred tax liability             $       (383.3)    $       (388.3)
                                       =====================================

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:


(Dollars in millions)                                    1998              1997              1996
Tax computed at federal statutory rate             $        36.6     $       30.7       $       26.2
State income taxes, net of federal tax benefit               3.9              3.2                2.6
Foreign sales corporation benefit                           (6.9)            (1.2)              (1.5)
Effect of investment tax credits                            (0.5)            (0.9)              (0.7)
Other                                                        -               (0.1)              (0.5)
                                                   ------------------------------------------------------
                                                   $        33.1     $       31.7       $       26.1
                                                   ======================================================

The Company is  currently  under  examination  by the Internal  Revenue  Service
("IRS") for the tax years 1986 through 1995. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

The Company paid income tax payments to Boeing/McDonnell Douglas of $46.6 million in 1998. The Company received income tax payments from Boeing/McDonnell
Douglas of $32.4 million and $16.2 million in 1997 and 1996,  respectively.  The
Company paid income tax payments to other federal and state tax agencies of $1.4 million, $1.7 million and $0.8 million in 1998, 1997 and 1996, respectively.

Note 7 -- Indebtedness

Short-term notes payable consisted of the following at December 31:


                                                              December 31,
                                     ---------------------------------------------------------------
                                                                       Weighted Average Interest
(Dollars in millions)                   Balance at End of Year            Rate at End of Year
                                     ---------------------------------------------------------------
                                          1998            1997           1998           1997
Commercial paper                     $      122.0    $       80.0           5.46  %         7.00 %
Uncommitted credit facilities                50.0            18.0           5.47            5.93
BCSC                                         64.7            51.0           5.20            5.96
                                     ------------------------------
                                     $      236.7    $      149.0
                                     ==============================

During 1996, BCSC and the Company amended their joint revolving credit agreement to provide, among other things, for increased borrowing capacity and to extend the maturity date to August 2001. Under the amended agreement, the Company may borrow a maximum of $240.0 million, reduced by BCSC borrowings under this same agreement, which are limited to $16.0 million. The interest rate, at the option of BCSC or the Company, is either a floating rate, generally based on a defined prime rate, or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1998 and 1997. At December 31, 1998 and 1997, borrowings under commercial paper totaling $122.0 million and $80.0 million, respectively, were supported by available unused commitments under the revolving credit agreement.

The Company has available approximately $85.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1998 and 1997, borrowings under these credit facilities totaled $50.0 million and $18.0 million, respectively.

On October 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. Since October 1997, the Company has authorized the sale and issuance from time to time at the Company's discretion of up to $900.0 million of such debt securities in the form of the Company's Series X medium-term notes. As of December 31, 1998, the Company had issued and sold $571.4 million in aggregate principal amount of such notes, with $406.4 million of the notes being issued during 1998 at interest rates ranging from 5.35% to 6.54% and with maturities ranging from 10 months to 10 years.

Senior long-term debt consisted of the following at December 31:



(Dollars in millions)
                                                                                   1998                  1997
7.0% Notes due through 1998, net of discount based on imputed
   interest rate of 10.88%                                                       $             -       $             0.2
Variable rate note due 1998                                                                    -                    15.0
3.9% Notes due through 1999, net of discount based on imputed
   interest rates of 9.15% - 10.6%                                                             1.1                   2.9
5.75% - 6.875% Notes due through 2000, net of discount based on
   imputed interest rates of 9.75% - 11.4%                                                     3.2                   5.0
6.9% - 9.43% Notes due through 2001                                                           33.5                  44.2
13.84% - 14.28% Notes due through 2003, net of discount based on
   inputed interest rate of 6.10%                                                             30.0                   -
6.0% - 8.25% Retail medium-term notes due through 2011                                        11.3                  76.6
5.35% - 13.55% Medium-term notes due through 2017                                          1,191.3                 990.5
Capital lease obligations due through 2008                                                   408.3                 444.6
                                                                                 ------------------------------------------
                                                                                 $         1,678.7     $         1,579.0
                                                                                 ==========================================

At December 31, 1998 and 1997, subordinated long-term debt consisted of $54.9 million and $69.9 million, respectively, in medium-term notes due through 2004 with interest rates ranging from 5.48% to 8.31%.

The derivative financial instruments held by the Company at December 31, 1998, consisted of specifically tailored interest rate swaps. The Company does not trade in derivatives for speculative purposes.

The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. The Company believes it has no market rate risk, as the interest rate swaps are matched with specific debt.
Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. At December 31, 1998, the Company had interest rate swap agreements outstanding as follows:

                             Contract     Notional
(Dollars in millions)        Maturity     Principal  Receive Rate     Pay Rate
Capital lease obligations    2006 - 2008  $   350.4     Floating(1)   6.65% - 7.60%
Medium-term notes            2000 - 2001       50.0    6.83% - 8.61%   Floating(1)
Medium-term notes               2003           30.0     Floating(1)       5.99%

-------------
   (1) Floating rates are based on LIBOR.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a material adverse effect on the Company's earnings, cash flows or financial position.

As  of  December  31,  1998,   $63.5  million  of  senior   long-term  debt  was
collateralized by equipment. This debt is comprised of the 13.84% - 14.28% notes due through 2003 and the 6.9% - 9.43% notes due through 2001.

Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:

                                Long-Term              Capital
(Dollars in millions)             Debt                 Leases
1999                       $        275.1        $         66.3
2000                                133.5                  83.6
2001                                217.1                  63.8
2002                                163.8                  54.9
2003                                158.3                  60.0
2004 and thereafter                 382.2                 220.7
                           ------------------------------------------
                                  1,330.0                 549.3
Deferred debt expenses               (4.7)                 (0.2)
Imputed interest                      -                  (140.8)
                           ------------------------------------------
                           $      1,325.3        $        408.3
                           ==========================================

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $56.9 million of the Company's income retained for growth was available for dividends at December 31, 1998.

Interest payments totaled $123.0 million in 1998, $124.4 million in 1997 and $113.9 million in 1996.

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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco has appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any future material adverse effect on its earnings, cash flow or financial position.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $163.3 million (5.8% of total Company portfolio) and $196.6 million (7.3% of total Company portfolio) at December 31, 1998 and 1997, respectively. TWA faces significant financial and operational challenges and, until recently, operated under a reorganization plan confirmed by the United States Bankruptcy Court in 1995. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1998, the maximum aggregate coverage under such guaranties was $32.9 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $176.4 million (6.3% of total Company portfolio) and $183.5 million (6.8% of total Company portfolio) at December 31, 1998 and 1997, respectively. World experienced losses in 1998 and its cash balances have fallen to relatively low levels. Also, Worldcorp Inc., the majority owner of World, has recently made a "prepackaged" filing under Chapter 11 of the U.S. bankruptcy code. With respect to the existing lease agreements between World and the Company, World has requested that the Company consider a reduction in rentals, elimination of maintenance reserve payments and conversion of the subject two MD-11 aircraft to a freighter configuration. The Company is studying these requests and has concluded that any resulting restructuring of these lease transactions, taking into account a guaranty from McDonnell Douglas, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

On June 26, 1998, Federal Express Corporation ("FedEx") gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 freighter aircraft which FedEx leases from the Company. Even if the leases are in fact terminated early, the Company does not anticipate any material adverse effect on its earnings, cash flow or financial position taking into account current demand for the aircraft, a guaranty from McDonnell Douglas and certain other contractual rights including payments due to the Company upon early termination, as well as a commitment from another airline to lease the aircraft for a pre-determined rental amount.

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. Taking into account a guaranty from McDonnell Douglas, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The $100.0 million used aircraft purchase bridge facility made available by the Company to AirTran Airlines ("AirTran"), formerly ValuJet Airlines, Inc., in 1995, was reduced in maximum scope to $50.0 million by mutual agreement during the third quarter of 1996. This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 (formerly MD-95) aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at December 31, 1998 or 1997.

At December 31, 1998 and 1997, the Company had commitments to provide leasing and other financing totaling $163.3 million and $102.2 million, respectively.

In conjunction with prior asset dispositions, at December 31, 1998, the Company is subject to a maximum recourse of $52.4 million. Based on trends to date, the Company's exposure to such loss is not expected to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1998, the Company had guaranteed the repayment of $4.8 million in capital lease obligations associated with a 50% partner.

The Company's principal office is leased from McDonnell Douglas under an operating lease agreement, expiring in 1999. Rent expense for all office leases under operating lease agreements in 1998, 1997 and 1996 totaled $0.8 million, $0.8 million and $0.4 million, respectively. At December 31, 1998, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated $0.2 million.

Note 9 -- Transactions with Boeing, McDonnell Douglas and BCSC

Accounts with Boeing, McDonnell Douglas and BCSC consisted of the following at December 31:

(Dollars in millions)                         1998                1997
Federal income tax payable              $       0.7        $       11.6
State income tax payable                        5.8                 4.1
Other payables                                  0.2                21.5
                                        -------------------------------------
                                        $       6.7        $       37.2
                                        =====================================

The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, borrowings of $64.7 million and $51.0 million were outstanding at December 31, 1998 and 1997, respectively.

In August 1998, the Company's lease agreements with P.T. Garuda ("Garuda") relating to two MD-11 aircraft were terminated and the aircraft, which were returned by Garuda in July 1998, were sold, at estimated fair value, to Boeing for an aggregate sales price of $162.8 million. The Company recorded a pretax gain of $3.3 million, which is included in net gain on disposal or re-lease of assets.

In December 1997, the Company acquired from Boeing all of the outstanding shares of a corporation which had been formed for the exclusive purpose of owning and leasing two used Boeing 737-400 aircraft for a purchase price of $51.2 million. The aircraft continue to be owned by the corporation and are presently leased to Jet Airways (India) Pvt. Ltd. under leases expiring in 1999.

During 1997 and 1996, the Company purchased aircraft subject to leases from Boeing and McDonnell Douglas in the amount of $51.9 million and $501.9 million, respectively. There were no such aircraft purchases from Boeing or McDonnell Douglas in 1998. During 1998, 1997 and 1996, the Company recorded operating income from Boeing and McDonnell Douglas relating to financings aggregating $7.1 million, $12.1 million and $14.9 million, respectively.

In November 1997, the Company sold, at estimated fair value, an executive aircraft formerly leased to McDonnell Douglas to Boeing for $16.8 million. The Company recorded a pretax gain of $1.8 million in 1997, which was included in net gain on disposal or re-lease of assets.

At December 31, 1998 and 1997, $284.5 million and $334.9 million, respectively, was guaranteed by McDonnell Douglas for commercial aircraft financing. Fees related to these guaranties that were paid to McDonnell Douglas totaled $1.0 million, $1.1 million and $1.6 million in 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Company collected $12.3 million, $6.9 million and $2.1 million, respectively, under these guaranties.

The Company's Series A Preferred Stock, owned entirely by BCSC, is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1998 and 1997.

Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. Boeing generally charges the Company with the actual cost of these plans attributable to the Company's employees which are included with other Boeing charges for support services and reflected in operating expenses. Boeing charges for services provided during 1998, 1997 and 1996 totaled $1.6 million, $1.3 million and $1.3 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $0.6 million, $1.1 million and $0.9 million in 1998, 1997 and 1996, respectively.

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

Short-Term and Long-Term Debt Carrying amounts of borrowings exclude netting of deferred debt costs. Carrying amounts of borrowings under the short-term revolving credit agreements approximate their fair value. The fair values of long-term debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analyses, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

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

The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                1998                                   1997
                                          -------------------------------------------------------------------------------
                                                         Assets (Liabilities)                   Assets (Liabilities)
                                                      --------------------------              ----------------------------
                                            Notional     Carrying        Fair      Notional    Carrying        Fair
(Dollars in millions)                        Amount       Amount        Value       Amount      Amount        Value
ASSETS
    Cash and cash equivalents                $     -     $    20.3     $   20.3     $   -       $   39.1     $   39.1
    Notes receivable                               -         545.7        567.3         -          269.0        298.8

LIABILITIES
    Short-term notes payable to banks              -        (236.7)      (236.7)        -         (149.0)      (149.0)
    Long-term debt:
       Senior, excluding capital lease
          obligations                              -      (1,275.0)    (1,308.7)        -       (1,139.0)    (1,191.0)
       Subordinated                                -         (55.0)       (58.7)        -          (70.0)       (74.8)

OFF-BALANCE SHEET INSTRUMENTS
    Commitments to extend credit                (163.3)        -         (163.3)     (102.2)         -         (102.2)
    Interest rate swaps                          430.4         -          (16.1)      426.1          -           (4.7)

Note 11 -- Segment Information and Concentration of Credit Risk

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $303.0 million (10.8% of total Company portfolio) and $309.7 million (11.5% of total Company portfolio) at December 31, 1998 and 1997, respectively. The second largest commercial aircraft financing customer accounted for $176.4 million (6.3% of total Company portfolio) and $183.5 million (10.7% of total portfolio), at December 31, 1998 and 1997, respectively. The five largest commercial aircraft financing customers accounted for $895.4 million (32.0% of total Company portfolio) and $994.4 million (36.8% of total Company portfolio) at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, there were no significant concentrations by customer within the commercial equipment leasing portfolio.

In 1998, 1997 and 1996, a single aircraft financing customer accounted for 13.6%, 16.8% and 18.0%, respectively, of the Company's operating income. No other customer accounted for more than 10% of the Company's operating income.

The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years ending December 31 is as follows:


(Dollars in millions)                                             1998               1997              1996
Operating income:
    Commercial aircraft financing                            $       145.8      $       155.5     $        145.2
    Commercial equipment leasing                                     113.5               88.0               68.1
    Other                                                              0.3                2.6                7.5
    Corporate                                                          0.5                0.3                0.7
                                                             =====================================================
                                                             $       260.1      $       246.4     $        221.5
                                                             =====================================================

Income (loss) before provision for income taxes:
    Commercial aircraft financing                            $        58.9      $        58.7     $         55.2
    Commercial equipment leasing                                      51.5               37.7               25.4
    Other                                                              2.2               (0.2)               0.7
    Corporate                                                         (8.0)              (8.4)              (6.4)
                                                             =====================================================
                                                             $       104.6      $        87.8     $         74.9
                                                             =====================================================

Identifiable assets at December 31:
    Commercial aircraft financing                            $     1,632.5      $     1,728.8     $      1,831.6
    Commercial equipment leasing                                   1,223.1              973.3              767.0
    Other                                                              1.1               17.9               53.2
    Corporate                                                          4.7                2.8                1.8
                                                             =====================================================
                                                             $     2,861.4      $     2,722.8     $      2,653.6
                                                             =====================================================

Portfolio at December 31:
    Commercial aircraft financing                            $     1,573.5      $     1,711.5     $      1,814.9
    Commercial equipment leasing                                   1,225.0              976.6              769.8
    Other                                                              1.4               12.2               44.9
                                                             =====================================================
                                                             $     2,799.9      $     2,700.3     $      2,629.6
                                                             =====================================================

Depreciation expense - equipment under operating leases:
    Commercial aircraft financing                            $        40.2      $        26.9     $         35.1
    Commercial equipment leasing                                      30.4               34.2               22.5
                                                             =====================================================
                                                             $        70.6      $        61.1     $         57.6
                                                             =====================================================

Equipment acquired for operating leases, at cost:
    Commercial aircraft financing                            $        75.3      $       146.5     $        196.9
    Commercial equipment leasing                                      81.9              199.7              107.0
                                                             =====================================================
                                                             $       157.2      $       346.2     $        303.9
                                                             =====================================================

Operating income from financing of assets located outside the United States totaled $55.4 million, $36.0 million and $28.5 million in 1998, 1997 and 1996, respectively.

Boeing Capital Corporation and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts



(Dollars in millions)

  Allowance for
    Losses on           Balance at        Charged to
    Financing           Beginning          Costs and                                                   Balance at End
   Receivables           of Year           Expenses              Other           Deductions (1)            of Year
       1998          $       55.9       $       7.4         $       1.3         $       (2.5)        $        62.1

       1997          $       48.6       $      11.5         $      (1.7)        $       (2.5)        $        55.9

       1996          $       42.3       $      14.2         $      (1.9)        $       (6.0)        $        48.6

---------------------------------------
   (1)   Write-offs, net of recoveries



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

              Independent Auditors' Reports..............................................................26
              Consolidated Balance Sheets at December 31, 1998 and 1997..................................28
              Consolidated Statements of Income and Income Retained for
                 Growth for the Years Ended December 31, 1998,
                 1997 and 1996...........................................................................29
              Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1998, 1997 and 1996........................................................30
              Notes to Consolidated Financial Statements.................................................31

      2.      Financial Statement Schedules:

              Schedule II -- Valuation and Qualifying Accounts............................................44

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

   4.18       Form  of  Series  X  Senior   Floating   Rate  Medium  Term  Note,
              incorporated herein by reference to Exhibit 4(h) to the Company's Form S-3 Registration Statement (File No. 33-58989).

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

   10.4 Agreement, dated as of December 30, 1994, by and between the Company and McDonnell Douglas incorporated herein by reference to
              Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1994.

   10.5 Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.

   10.6 Amendment No. 1, dated as of August 31, 1995, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

   10.7 Amendment No. 2, dated as of August 16, 1996, to Credit Agreement, dated as of September 29, 1994, among the Company, MDFS and the banks listed therein, incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

   12.        Computation of Ratio of Earnings to Fixed Charges.

   23.1       Independent Auditors' Consent.

   23.2       Consent of Independent Auditors.

   27.        Financial Data Schedule.

   (b)        Reports on Form 8-K

              None.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Boeing Capital Corporation

                                             By   /s/ STEVEN W. VOGEDING
                                             ----------------------------------
                                             Steven W. Vogeding
                                             Vice President and Chief Financial
                                             Officer
 March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                                          Title                                  Date


         /s/ DEBORAH C. HOPKINS
------------------------------------------
           Deborah C. Hopkins                              Chairman and Director                      March 31, 1999
                                                                                                  ----------------------

         /s/ THOMAS J. MOTHERWAY
------------------------------------------
           Thomas J. Motherway                            President and Director                      March 31, 1999
                                                                                                  ----------------------
      (Principal Executive Officer)


         /s/ DANIEL O. ANDERSON
------------------------------------------
           Daniel O. Anderson                    Vice President - Operations and Director             March 31, 1999
                                                                                                  ----------------------

         /s/ THEODORE J. COLLINS
------------------------------------------
           Theodore J. Collins                                   Director                             March 31, 1999
                                                                                                  ----------------------


         /s/ STEVEN W. VOGEDING
------------------------------------------
           Steven W. Vogeding                   Vice President and Chief Financial Officer            March 31, 1999
                                                                                                  ----------------------
      (Principal Financial Officer)


         /s/ MAURA R. MIZUGUCHI
------------------------------------------
           Maura R. Mizuguchi                                   Controller                            March 31, 1999
                                                                                                  ----------------------
     (Principal Accounting Officer)

