Form 10-Q
period 1999-03-31
BOEING CAPITAL CORP
filed 1999-05-13
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

---------------------------------------------------------------------------

                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at May 12, 1999:                        50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               March 31,       December 31,
(Dollars in millions, except stated value and par value)                         1999              1998
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                         $       1,393.3   $       1,365.0
      Notes receivable                                                               566.9             545.7
                                                                           ------------------------------------
                                                                                   1,960.2           1,910.7
      Allowance for losses on financing receivables                                  (58.4)            (62.1)
                                                                           ------------------------------------
                                                                                   1,901.8           1,848.6
    Cash and cash equivalents                                                          8.3              20.3
    Equipment under operating leases, net                                            860.9             889.2
    Equipment held for sale or re-lease                                               59.2              62.3
    Other assets                                                                      53.5              41.0
                                                                           ------------------------------------
                                                                           $       2,883.7   $       2,861.4
                                                                           ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                               $         221.4   $         236.7
    Accounts payable and accrued expenses                                             18.7              35.6
    Accounts with Boeing and BCSC                                                     11.9               6.7
    Other liabilities                                                                 94.7              84.8
    Deferred income taxes                                                            386.2             383.3
    Long-term debt:
      Senior                                                                       1,716.4           1,678.7
      Subordinated                                                                    44.9              54.9
                                                                           ------------------------------------
                                                                                   2,494.2           2,480.7
                                                                           ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                     50.0              50.0
      Common stock - $100 par value; authorized 100,000 shares;
        issued and outstanding 50,000 shares                                           5.0               5.0
      Capital in excess of par value                                                  89.5              89.5
      Income retained for growth                                                     245.0             236.2
                                                                           ------------------------------------
                                                                                     389.5             380.7
                                                                           ------------------------------------
                                                                           $       2,883.7   $       2,861.4
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
(Dollars in millions)                                                            1999              1998
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Finance lease income                                                   $       29.2      $        31.9
    Interest income on notes receivable                                            12.6                6.7
    Operating lease income, net of depreciation expense                            16.7               17.6
    Net gain on disposal or re-lease of assets                                      7.4                4.8
    Other                                                                           0.4                0.5
                                                                           ------------------------------------
                                                                                   66.3               61.5
                                                                           ------------------------------------

EXPENSES
    Interest expense                                                               33.0               32.5
    Provision for losses                                                            1.7                2.7
    Operating expenses                                                              2.4                2.6
    Other                                                                           0.4                3.0
                                                                           ------------------------------------
                                                                                   37.5               40.8
                                                                           ------------------------------------
Income before provision for income taxes                                           28.8               20.7
Provision for income taxes                                                         11.1                7.6
                                                                           ------------------------------------
Net income                                                                         17.7               13.1
Income retained for growth at beginning of year                                   236.2              208.6
Dividends                                                                          (8.9)             (11.2)
                                                                           ------------------------------------
Income retained for growth at end of period                                $      245.0      $       210.5
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
(Dollars in millions)                                                            1999              1998
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                             $        17.7     $        13.1
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation expense - equipment under operating leases                    19.2              18.4
         Net gain on disposal or re-lease of assets                                 (7.4)             (4.8)
         Provision for losses                                                        1.7               2.7
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                             5.2               9.2
           Other assets                                                            (12.5)            (23.6)
           Accounts payable and accrued expenses                                   (17.8)            (28.3)
           Other liabilities                                                         9.9               5.1
           Deferred income taxes                                                     2.9               6.5
         Other, net                                                                 (1.1)              0.4
                                                                           ------------------------------------
                                                                                    17.8              (1.3)
                                                                           ------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                           (23.9)              -
    Purchase of equipment for operating leases                                      (8.5)             (6.8)
    Proceeds from disposition of equipment, notes and
       leases receivable                                                            48.7              39.5
    Collection of notes and leases receivable                                       64.7              54.5
    Acquisition of notes and leases receivable                                    (115.0)            (97.6)
                                                                           ------------------------------------
                                                                                   (34.0)            (10.4)
                                                                           ------------------------------------

FINANCING ACTIVITIES
    Net change in short-term borrowings                                            (15.3)              7.9
    Debt having maturities more than 90 days:
       Proceeds                                                                     79.0              75.0
       Repayments                                                                  (51.5)            (72.3)
    Payment of cash dividends                                                       (8.0)            (10.3)
                                                                           ------------------------------------
                                                                                     4.2               0.3
                                                                           ------------------------------------
Net decrease in cash and cash equivalents                                          (12.0)            (11.4)
Cash and cash equivalents at beginning of year                                      20.3              39.1
                                                                           ------------------------------------
Cash and cash equivalents at end of period                                 $         8.3     $        27.7
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31,1999
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $49.5 million of the Company's income retained for growth was available for dividends at March 31, 1999.


Note 3 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (collectively referred to as the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plaintiff's allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

The Company is a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco filed a counter-claim against the Company, asserting nine claims for alleged damages relating to the Company's foreclosure based on various tort and contractual theories.

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

A number of legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $160.0 million (5.7% of total Company portfolio) and $163.3 million (5.8% of total Company portfolio) at March 31, 1999, and December 31, 1998, respectively. TWA faces significant financial and operational challenges and, until recently, operated under a reorganization plan confirmed by the United States Bankruptcy Court in 1995. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At March 31, 1999, the maximum aggregate coverage under such guaranties was $32.6 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $174.7 million (6.2% of total Company portfolio) and $176.4 million (6.3% of total Company portfolio) at March 31, 1999 and December 31, 1998, respectively. World experienced losses in 1998 and its cash balances have fallen to relatively low levels. Also, Worldcorp Inc., the majority owner of World, has recently made a "prepackaged" filing under Chapter 11 of the U.S. bankruptcy code. With respect to the existing lease agreements between World and the Company, World has requested that the Company consider a reduction in rentals, elimination of maintenance reserve payments and conversion of the subject two MD-11 aircraft to a freighter configuration. The Company is studying these requests and has concluded that any resulting restructuring of these lease transactions, taking into account a guaranty from McDonnell Douglas, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

On June 26, 1998, Federal Express Corporation ("FedEx") gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 freighter aircraft which FedEx leases from the Company. Even if the leases are in fact terminated early, the Company does not anticipate any material adverse effect on its earnings, cash flow or financial position taking into account current demand for the aircraft, a guaranty from McDonnell Douglas and certain other contractual rights including payments due to the Company upon early termination.

The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft have been terminated and the aircraft have been returned to the Company. The Company has been remarketing these aircraft (along with other used EMB-120s it holds for sale or lease). Although the market for EMB-120s is currently weak, the Company does not expect this transaction to have a material adverse effect on the Company's earnings, cash flow or financial position.

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

The Company has a $50.0 million used aircraft purchase bridge facility to AirTran Airlines ("AirTran"). This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at March 31, 1999 or December 31, 1998.

At March 31, 1999, the Company had commitments to provide leasing and other financing totaling $75.0 million.

In conjunction with prior asset dispositions and certain guaranties, at March 31, 1999, the Company was subject to a maximum recourse of $50.7 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At March 31, 1999, the Company had guaranteed the repayment of $4.8 million in capital lease obligations associated with a 50% partner.


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

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, the impact of Year 2000 issues on the Company's customers, vendors and service providers, defaults by customers, regulatory uncertainties and legal proceedings.
-------------------------------------------------------------------------------


Interest on notes receivable increased $5.9 million (88.1%) from the first three months of 1998, primarily attributable to a $255.1 million net increase in notes receivable between March 31, 1998 and 1999.

Gain on disposal or re-lease of assets increased $2.6 million (54.2%) from the first three months of 1998, primarily attributable to sales within the commercial equipment leasing and financing portfolio.

Provision for losses decreased $1.0 million (37.0%) from the first three months of 1998, primarily attributable to the Company's determination that additional provisions for losses were not necessary or appropriate during the current period given the valuation and assessment of the portfolio.

Other expenses decreased $2.6 million (86.7%) compared to the first three months of 1998, primarily attributable to maintenance expenses of approximately $2.0 million incurred in the first three months of 1998 on an aircraft that was repossessed in March of 1997.

Year 2000 Date Conversion

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly.

The Company has assessed (and continues to re-assess) the impact of the Year 2000 issue on its information technology ("IT") systems. In 1996, the Company initiated a conversion from its existing lease administration system to programs that the Company has been advised are Year 2000 compliant. This lease administration conversion project has not yet been completed although the majority of the tasks involved in such project have been accomplished and it is expected that the project will be completed approximately at the end of the second quarter of 1999. If such conversion project is not completed before the end of 1999, the Company's operations could be adversely and materially affected. The Company has begun to develop a contingency plan for the possible unavailability of its new lease administration system. This plan essentially involves the remediation, if necessary, of the existing lease administration system. The Company will commence the conversion of its general ledger accounting system, by approximately the end of the second quarter, to a Year 2000 compliant system, which is expected to be operational in the fourth quarter of 1999. Failure to successfully implement the conversion of the Company's general ledger system before year-end could materially and adversely affect the Company's operations. With respect to the Company's other IT systems other than its lease administration system, the Company intends to develop contingency plans during 1999 relating to possible Year 2000 problems to the extent it deems necessary and appropriate, taking into account the advice of its outside consultants, who are expected to complete their analysis approximately at the end of the third quarter of 1999.

Although the Company does not consider it likely that Year 2000 problems inherent within its IT systems will result in significant operational problems, the possibility of such problems cannot be discounted at this time. The Company has retained outside consultants to assist in its ongoing assessment and testing of its computer system's vulnerability to Year 2000 problems.

With respect to non-IT systems, the Company has assessed and continues to assess the impact of Year 2000 issues on these systems. The Company has retained outside consultants to assist in its ongoing assessment of possible Year 2000 problems relating to non-IT systems.

The total cost of the Year 2000 project to date has been funded through operating cash flows and has not had a material adverse effect on the Company's earnings, cash flow or financial position. Based on information available to date, the cost of the Year 2000 project, including any remediation of the Company's IT and non-IT systems (but excluding the cost of converting to a new lease administration system, a project initiated in 1996 to accomplish a Company goal of increasing productivity irrespective of the Year 2000 issue), is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

No assurance can be given that Year 2000 problems of third parties (such as vendors, customers and other financial institutions with which the Company does business) will not materially impact operations or operating results. The Company is assessing the Year 2000 readiness of such third parties whose lack of Year 2000 readiness could result in a material adverse impact on the Company. The Company has identified and sent inquiries to certain significant customers and other significant third parties regarding their Year 2000 readiness. The Company has not received a response from most of such third parties and therefore is not in a position to assess their Year 2000 readiness or the likelihood that their lack of readiness will have a material adverse effect on the Company. The Company expects this assessment will continue throughout 1999.

This entire discussion of Year 2000 issues contains forward-looking information which is subject to uncertainty and risk. See "Forward-Looking Information is Subject to Risk and Uncertainty" at the outset of this Item 2.


                                     Part II

Item 1.       Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (collectively referred to as the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plaintiff's allegations, but is unable to determine at this stage of discovery if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

The Company is a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). The foregoing litigation arose out of an action brought by the Company in July 1991 seeking remedies on account of defaults by the other parties to the litigation under loan and related documents involving a $17.9 million loan made by the Company. In January 1994, in response to the Company's foreclosure of two aircraft and a related aircraft lease agreement which had been collateral for the loan, Aviaco filed a counter-claim against the Company, asserting nine claims for alleged damages relating to the Company's foreclosure based on various tort and contractual theories.

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

A number of legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.


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

Boeing is actively conducting a review of the operations of the Company. The many possible ramifications of strategic decisions to be made by Boeing with respect to the Company are currently unknown and, therefore, cannot be quantified at this time.


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                               March 31,       December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Aircraft Financing
  Boeing/McDonnell Douglas aircraft financing
      Finance leases                                                       $       792.6     $       803.3
      Operating leases                                                             502.9             513.3
      Notes receivable                                                              82.1              82.9
                                                                           -----------------------------------
                                                                                 1,377.6           1,399.5
                                                                           -----------------------------------
  Other commercial aircraft financing
      Finance leases                                                               129.3             131.6
      Operating leases                                                              25.9              30.4
      Notes receivable                                                              12.1              12.0
                                                                           -----------------------------------
                                                                                   167.3             174.0
                                                                           -----------------------------------
Commercial Equipment Leasing and Financing
    Finance leases                                                                 471.4             430.1
    Operating leases                                                               332.1             345.5
    Notes receivable                                                               472.1             449.4
                                                                           -----------------------------------
                                                                                 1,275.6           1,225.0
                                                                           -----------------------------------
Other                                                                                0.6               1.4
                                                                           ------------------------------------
                                                                           $     2,821.1     $     2,799.9
                                                                           ===================================


New Business Volume

New business volume is summarized as follows:

                                                                                   Three months ended
                                                                                      March 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Other commercial aircraft financing                                        $        -        $      13.5
Commercial equipment leasing and financing                                        122.1             76.8
                                                                           -----------------------------------
                                                                           $      122.1      $      90.3
                                                                           ===================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                               March 31,       December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------

Allowance for losses on financing receivables at beginning
    of year                                                                $      62.1         $   55.9
Provision for losses                                                               1.7              7.4
Write-offs, net of recoveries                                                     (5.4)            (2.5)
Other                                                                               -               1.3
                                                                           ------------------------------------
Allowance for losses on financing receivables at end of
    period                                                                 $      58.4         $   62.1
                                                                           ===================================

Allowance as a percentage of total receivables                                    3.0%             3.3%

Net write-offs as percent of average receivables                                  0.3%             0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                      $       0.4          $   0.5
    Total receivables due from delinquent obligors                                 1.8              6.7
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                       0.1%             0.4%

Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the three months ended March 31, 1999 or 1998. Commercial equipment leasing and financing had net write-offs of $5.4 million and net recoveries of $0.2 million for the three months ended March 31, 1999 and 1998, respectively.


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



                               Boeing Capital Corporation


May 12, 1999                   /S/ STEVEN W. VOGEDING
                               __________________________________
                               Steven W. Vogeding
                               Vice President and Chief Financial
                               Officer (Principal Financial Officer) and
                               Registrant's Authorized Officer




                               /S/ MAURA R. MIZUGUCHI
                               __________________________________
                               Maura R. Mizuguchi
                               Controller (Principal Accounting Officer)