Form 10-Q
period 1999-06-30
BOEING CAPITAL CORP
filed 1999-08-13
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
---------------------------------------------------------------------------

                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at August 13, 1999:                   50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               June 30,        December 31,
(Dollars in millions, except stated value and par value)                         1999              1998
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                         $       1,365.0   $       1,365.0
      Notes receivable                                                               582.9             545.7
                                                                           ------------------------------------
                                                                                   1,947.9           1,910.7
      Allowance for losses on financing receivables                                  (60.1)            (62.1)
                                                                           ------------------------------------
                                                                                   1,887.8           1,848.6
    Cash and cash equivalents                                                         20.2              20.3
    Equipment under operating leases, net                                            812.5             889.2
    Equipment held for sale or re-lease                                               73.9              62.3
    Other assets                                                                      43.0              41.0
                                                                           ------------------------------------
                                                                           $       2,837.4   $       2,861.4
                                                                           ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                               $         187.9   $         236.7
    Accounts payable and accrued expenses                                             33.4              35.6
    Accounts with Boeing and BCSC                                                      0.9               6.7
    Other liabilities                                                                 94.6              84.8
    Deferred income taxes                                                            391.8             383.3
    Long-term debt:
      Senior                                                                       1,688.1           1,678.7
      Subordinated                                                                    44.9              54.9
                                                                           ------------------------------------
                                                                                   2,441.6           2,480.7
                                                                           ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                     50.0              50.0
      Common stock - $100 par value; authorized 100,000 shares;
        issued and outstanding 50,000 shares                                           5.0               5.0
      Capital in excess of par value                                                  89.5              89.5
      Income retained for growth                                                     251.3             236.2
                                                                           ------------------------------------
                                                                                     395.8             380.7
                                                                           ------------------------------------
                                                                           $       2,837.4   $       2,861.4
                                                                           ====================================
See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                                    Three months ended          Six months ended
                                                                         June 30,                   June 30,
(Dollars in millions)                                               1999          1998         1999          1998
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Finance lease income                                        $     28.8    $     31.5    $     58.0   $     63.4
    Interest income on notes receivable                               12.7           8.2          25.3         14.9
    Operating lease income, net of depreciation expense               16.6          17.2          33.3         34.8
    Net gain on disposal or re-lease of assets                         6.4          10.4          13.8         15.2
    Other                                                              0.6           0.3           1.0          0.8
                                                                ------------------------------------------------------
                                                                      65.1          67.6         131.4        129.1
                                                                ------------------------------------------------------

EXPENSES
    Interest expense                                                  31.5          32.2          64.5         64.7
    Provision for losses                                               1.9           2.6           3.6          5.3
    Operating expenses                                                 2.7           2.6           5.1          5.2
    Other                                                              4.7           0.8           5.1          3.8
                                                                ------------------------------------------------------
                                                                      40.8          38.2          78.3         79.0
                                                                ------------------------------------------------------
Income before provision for income taxes                              24.3          29.4          53.1         50.1
Provision for income taxes                                             9.1          10.9          20.2         18.5
                                                                ------------------------------------------------------
Net income                                                            15.2          18.5          32.9         31.6
Income retained for growth at beginning of period                    245.0         210.5         236.2        208.6
Dividends                                                             (8.9)         (0.9)        (17.8)       (12.1)
                                                                ======================================================
Income retained for growth at end of period                     $    251.3    $    228.1    $    251.3   $    228.1
                                                                ======================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Six months ended
                                                                                        June 30,
(Dollars in millions)                                                           1999              1998
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                             $        32.9     $        31.6
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense - equipment under operating leases                    37.8              36.0
         Net gain on disposal or re-lease of assets                                (13.8)            (15.2)
         Provision for losses                                                        3.6               5.3
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                            (5.8)             12.0
           Other assets                                                             (2.0)             (3.5)
           Accounts payable and accrued expenses                                    (2.2)            (14.9)
           Other liabilities                                                         9.8               8.9
           Deferred income taxes                                                     8.5              13.6
         Other, net                                                                 (0.6)              0.3
                                                                           ------------------------------------
                                                                                    68.2              74.1
                                                                           ------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                           (36.0)             (3.2)
    Purchase of equipment for operating leases                                     (18.7)            (13.5)
    Proceeds from disposition of equipment, notes and
       leases receivable                                                            87.5              82.9
    Collection of notes and leases receivable                                      164.1              88.3
    Acquisition of notes and leases receivable                                    (197.7)           (220.4)
                                                                           ------------------------------------
                                                                                    (0.8)            (65.9)
                                                                           ------------------------------------
FINANCING ACTIVITIES
    Net change in short-term borrowings                                            (48.8)             13.3
    Debt having maturities more than 90 days:
       Proceeds                                                                    145.0              85.0
       Repayments                                                                 (145.9)           (121.2)
    Payment of cash dividends                                                      (17.8)            (12.1)
                                                                           ------------------------------------
                                                                                   (67.5)            (35.0)
                                                                           ------------------------------------
Net decrease in cash and cash equivalents                                           (0.1)            (26.8)
Cash and cash equivalents at beginning of year                                      20.3              39.1
                                                                           ====================================
Cash and cash equivalents at end of period                                 $        20.2     $        12.3
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30,1999
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $66.4 million of the Company's income retained for growth was available for dividends at June 30, 1999.


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

Trans World Airlines, Inc. ("TWA") accounted for $155.0 million (5.6% of total Company portfolio) and $163.3 million (5.8% of total Company portfolio) at June 30, 1999 and December 31, 1998, respectively. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At June 30, 1999, the maximum aggregate coverage under such guaranties was $32.3 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $172.9 million (6.3% of total Company portfolio) and $176.4 million (6.3% of total Company portfolio) at June 30, 1999 and December 31, 1998, respectively. World experienced losses in 1998 and its cash balances fell to relatively low levels. Also, Worldcorp Inc., the majority owner of World, has made a "prepackaged" filing under Chapter 11 of the U.S. bankruptcy code. With respect to the existing lease agreements between World and the Company, World has requested that the Company reduce rentals and maintenance reserve payments. The Company anticipates it will agree to such requests, subject to satisfactory documentation. The Company has concluded that the resulting restructuring of these lease transactions, taking into account a guaranty from McDonnell Douglas, is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

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

The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft have been terminated and the aircraft have been returned to the Company. The Company has been remarketing these aircraft (along with other used EMB-120s it holds for sale or lease). During the second quarter of 1999, the Company adjusted the carrying value of the ex-Westair aircraft to approximate their fair value, resulting in a pre-tax loss of approximately $3.4 million. The Company does not expect the disposition of these aircraft to have a material adverse effect on the Company's earnings, cash flow or financial position.

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. Taking into account a guaranty from McDonnell Douglas, the disposition of the aircraft is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

The Company has a $50.0 million used aircraft purchase bridge facility to AirTran Airlines ("AirTran"). This facility expires upon delivery to AirTran of the first scheduled new Boeing 717-200 aircraft, presently expected to occur in 1999. Borrowings under this agreement must be repaid within 180 days and the interest rate is based on the London Interbank Offering Rate ("LIBOR"). There were no amounts outstanding under this agreement at June 30, 1999 or December 31, 1998.

At June 30, 1999, the Company had commitments to provide leasing and other financing totaling $176.0 million.

In conjunction with prior asset dispositions and certain guaranties, at June 30, 1999, the Company was subject to a maximum recourse of $48.3 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At June 30, 1999, the Company had guaranteed the repayment of $4.2 million in capital lease obligations associated with a 50% partner.


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

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of the Boeing-McDonnell Douglas merger and the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, the impact of Year 2000 issues on the Company's customers, vendors and service providers, defaults by customers, regulatory uncertainties and legal proceedings.
--------------------------------------------------------------------------------


Finance lease income decreased $5.4 million (8.5%) from the first six months of 1998, primarily attributable to two MD-11 aircraft that were sold in August 1998.

Interest on notes receivable increased $10.4 million (69.8%) from the first six months of 1998, primarily attributable to a $171.8 million net increase in notes receivable between June 30, 1998 and 1999.

Provision for losses decreased $1.7 million (32.1%) from the first six months of 1998, primarily attributable to the Company's determination that additional provisions for losses were not necessary or appropriate during the current period given the valuation and assessment of the portfolio.

Other expenses increased $1.3 million (34.2%) from the first six months of 1998, primarily attributable to a $4.2 million write-down taken on aircraft returned to the Company, as compared to maintenance expenses of approximately $2.1 million incurred in the first six months of 1998 on a repossessed aircraft.

Year 2000 Date Conversion

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize and properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. In July of 1999 we decided to replace our independent advisory firm for Year 2000 matters with the independent advisory firm which installed our new lease administration system (discussed below). The new firm has commenced work for us and we are in the process of entering into a definitive agreement with them. As further discussed below, the new advisory firm will assist us in converting our systems which are not Year 2000 compliant to systems which are Year 2000 compliant and to test our systems for Year 2000 compliance. We do not expect this change of firms to have a material adverse effect on the cost or timing of the Company's Year 2000 compliance efforts.

We have assessed and continue to re-assess the impact of the Year 2000 issue on our information technology ("IT") systems. One of our principal IT systems is our lease administration system, by which we keep track of our leases, loans and certain other financial information. In 1996, we initiated a conversion from our existing lease administration system to programs that we have been advised are Year 2000 compliant. We plan to complete conversion of this lease administration system in the latter half of August of 1999. We plan to test the new lease administration system during the third quarter of 1999 to confirm that it is compliant. In the event that such testing proves the system not to be compliant and the system cannot be made compliant prior to the end of 1999, our operations could be materially adversely affected.

Our second principal IT system is our general ledger accounting system. We use our general ledger accounting system to keep track of our financial results. We are in the process of selecting a general ledger accounting system which is certified by its manufacturer to be Year 2000 compliant. We expect to commence converting our general ledger accounting system to a Year 2000 compliant system in the third quarter of 1999. While we expect the compliant accounting system to be operational during the fourth quarter of 1999, if it is not, our contingency plan is to remediate our existing general ledger accounting system at a cost of approximately $75,000. If our contingency plan for this system fails, our operations could be materially and adversely affected.

With respect to our IT systems other than our lease administration system and general ledger accounting system, we intend to develop contingency plans relating to possible Year 2000 problems to the extent we deem necessary and appropriate, taking into account the advice of the advisory firm which has begun examining our IT systems and which we expect will complete its analysis approximately at the end of the third quarter of 1999.

Although we do not consider it likely that Year 2000 problems inherent within our IT systems will result in significant operational problems, the possibility of such problems cannot be discounted at this time.

With respect to our non-IT systems such as our telephone and elevator systems, we have assessed and continue to re-assess the impact of Year 2000 issues on these systems. We believe that our non-IT systems are Year 2000 compliant. However, no assurance can be given that our operations will not be materially adversely affected by problems with the non-IT systems related to the Year 2000.

The total cost of the Year 2000 conversion efforts to date has been funded through operating cash flows and has not had a material adverse effect on our earnings, cash flow or financial position. This amount does not include the cost of converting to a new lease administrative system, a project initiated in 1996 to accomplish our goal of increasing productivity irrespective of the Year 2000 issue. Based on information available to date, the estimated cost of the remaining Year 2000 conversion efforts, including any remediation of our IT and non-IT systems as well as testing of all our systems, is $1.5 million.

We can give no assurance that Year 2000 problems of third parties (such as vendors, customers and other financial institutions with which we do business) will not materially and adversely impact our operations or operating results. We are in the process of assessing the Year 2000 readiness of those third parties whose lack of Year 2000 readiness could have a material adverse impact on our operations. In early 1999, we identified and sent inquiries to certain significant customers and third parties regarding their Year 2000 readiness. We have received a response from the majority of such third parties and their responses to date do not indicate a likelihood that their lack of readiness will have a material adverse effect on our operations. Our assessment of the Year 2000 readiness of certain third parties will continue throughout 1999.

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

Boeing is actively conducting a review of the operations of the Company. The possible ramifications of strategic decisions to be made by Boeing with respect to the Company are currently unknown and, therefore, cannot be quantified at this time.

Borrowing Operations

On June 22, 1999, the Company authorized an additional $300.0 million (resulting in an aggregate of $1.2 billion authorized) of medium-term notes to be offered and sold from time to time in the Company's discretion pursuant to the Company's public shelf registration (SEC Registration No. 333-37635). As of June 30, 1999, the Company issued $716.4 million of the $1.2 billion medium-term notes authorized, at interest rates ranging from 5.10% to 6.77% and with maturities ranging from 10 months to 11 years, leaving an unused balance of $483.6 million on June 30, 1999.

On July 7, 1999, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of its debt securities (SEC File No. 333-82391). The Company has not requested the SEC to declare such Registration Statement to be effective. The Company presently expects to commence utilizing the new shelf registration upon completion of its currently effective shelf registration.


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:


                                                                               June 30,        December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Aircraft Financing
  Boeing/McDonnell Douglas aircraft financing
      Finance leases                                                       $       783.7     $       803.3
      Operating leases                                                             466.9             513.3
      Notes receivable                                                              49.0              82.9
                                                                           -----------------------------------
                                                                                 1,299.6           1,399.5
                                                                           -----------------------------------
  Other commercial aircraft financing
      Finance leases                                                               125.4             131.6
      Operating leases                                                              21.4              30.4
      Notes receivable                                                               3.5              12.0
                                                                           -----------------------------------
                                                                                   150.3             174.0
                                                                           -----------------------------------
Commercial Equipment Leasing and Financing
    Finance leases                                                                 455.9             430.1
    Operating leases                                                               324.2             345.5
    Notes receivable                                                               529.8             449.4
                                                                           -----------------------------------
                                                                                 1,309.9           1,225.0
                                                                           -----------------------------------
Other                                                                                0.6               1.4
                                                                           ===================================
                                                                           $     2,760.4     $     2,799.9
                                                                           ===================================



New Business Volume

New business volume is summarized as follows:


                                                                                    Six months ended
                                                                                        June 30,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Boeing/McDonnell Douglas aircraft financing                                $         2.5     $        25.5
Other commercial aircraft financing                                                  -                22.5
Commercial equipment leasing and financing                                         212.4             171.8
                                                                           -----------------------------------
                                                                           $       214.9     $       219.8
                                                                           ===================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience


                                                                               June 30,        December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                $        62.1    $        55.9
Provision for losses                                                                 3.6              7.4
Write-offs, net of recoveries                                                       (5.6)            (2.5)
Other                                                                                -                1.3
                                                                          ====================================
Allowance for losses on financing receivables at end of
    period                                                                 $        60.1    $        62.1
                                                                          ====================================

Allowance as a percentage of total receivables                                       3.1%             3.3%

Net write-offs as percent of average receivables                                     0.3%             0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                      $         0.3    $         0.5
    Total receivables due from delinquent obligors                                   1.7              6.7
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                          0.1%             0.4%


Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the six months ended June 30, 1999 or 1998. Commercial equipment leasing and financing had net write-offs of $5.6 million for the six months ended June 30, 1999 and no write-offs of receivables for the six months ended June 30, 1998.


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



                               Boeing Capital Corporation


August 13, 1999                /S/ STEVEN W. VOGEDING
                               __________________________________
                               Steven W. Vogeding
                               Vice President and Chief Financial
                               Officer (Principal Financial Officer) and
                               Registrant's Authorized Officer




                               /S/ MAURA R. MIZUGUCHI
                               __________________________________
                               Maura R. Mizuguchi
                               Controller (Principal Accounting Officer)