Form 10-Q
period 1999-09-30
BOEING CAPITAL CORP
filed 1999-11-12
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                             -----------------------
                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to _________________


                              --------------------


                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                              ---------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Common shares outstanding at November 12, 1999:               50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets
                                                                             September 30,     December 31,
(Dollars in millions, except stated value and par value)                         1999              1998
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                         $       1,389.3   $       1,365.0
      Notes receivable                                                               618.3             545.7
                                                                           ------------------------------------
                                                                                   2,007.6           1,910.7
      Allowance for losses on financing receivables                                  (60.3)            (62.1)
                                                                           ------------------------------------
                                                                                   1,947.3           1,848.6
    Cash and cash equivalents                                                          8.3              20.3
    Equipment under operating leases, net                                            746.0             889.2
    Equipment held for sale or re-lease                                              113.0              62.3
    Accounts due from Boeing and BCSC                                                 18.3               -
    Other assets                                                                      70.8              41.0
                                                                           ------------------------------------
                                                                           $       2,903.7   $       2,861.4
                                                                           ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                               $         211.4   $         236.7
    Accounts payable and accrued expenses                                             17.0              35.6
    Accounts due to Boeing and BCSC                                                    -                 6.7
    Other liabilities                                                                 98.0              84.8
    Deferred income taxes                                                            417.7             383.3
    Long-term debt:
      Senior                                                                       1,712.2           1,678.7
      Subordinated                                                                    44.9              54.9
                                                                           ------------------------------------
                                                                                   2,501.2           2,480.7
                                                                           ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                     50.0              50.0
      Common stock - $100 par value; authorized 100,000 shares;
        issued and outstanding 50,000 shares                                           5.0               5.0
      Capital in excess of par value                                                  89.5              89.5
      Income retained for growth                                                     258.0             236.2
                                                                           ------------------------------------
                                                                                     402.5             380.7
                                                                           ------------------------------------
                                                                           $       2,903.7   $       2,861.4
                                                                           ====================================
See notes to consolidated financial statements.



Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                                    Three months ended         Nine months ended
                                                                      September 30,              September 30,
(Dollars in millions)                                               1999          1998         1999          1998
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Finance lease income                                        $     28.2    $     29.1    $     86.2   $     92.5
    Interest income on notes receivable                               12.9          10.3          38.2         25.2
    Operating lease income, net of depreciation expense               15.4          16.0          48.7         50.8
    Net gain on disposal or re-lease of assets                         5.5          12.0          19.3         27.2
    Other                                                              0.5           1.4           1.5          2.2
                                                                ------------------------------------------------------
                                                                      62.5          68.8         193.9        197.9
                                                                ------------------------------------------------------

EXPENSES
    Interest expense                                                  31.2          30.9          95.7         95.6
    Provision for losses                                               1.9           2.6           5.5          7.9
    Operating expenses                                                 2.9           2.9           8.0          8.1
    Other                                                              1.4           4.1           6.5          7.9
                                                                ------------------------------------------------------
                                                                      37.4          40.5         115.7        119.5
                                                                ------------------------------------------------------
Income before provision for income taxes                              25.1          28.3          78.2         78.4
Provision for income taxes                                             9.6           4.6          29.8         23.1
                                                                ------------------------------------------------------
Net income                                                            15.5          23.7          48.4         55.3
Income retained for growth at beginning of period                    251.3         228.1         236.2        208.6
Dividends                                                             (8.8)         (0.9)        (26.6)       (13.0)
                                                                ======================================================
Income retained for growth at end of period                     $    258.0    $    250.9    $    258.0   $    250.9
                                                                ======================================================

See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
                                                                                    Nine months ended
                                                                                      September 30,
(Dollars in millions)                                                           1999              1998
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                             $        48.4     $        55.3
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation expense - equipment under operating leases                    55.3              52.9
         Net gain on disposal or re-lease of assets                                (19.3)            (27.2)
         Provision for losses                                                        5.5               7.9
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                           (25.0)             (0.8)
           Other assets                                                            (29.8)            (28.3)
           Accounts payable and accrued expenses                                   (19.5)            (33.7)
           Other liabilities                                                        13.2             (21.3)
           Deferred income taxes                                                    34.4             (26.3)
         Other, net                                                                 (2.6)             (0.9)
                                                                           ------------------------------------
                                                                                    60.6             (22.4)
                                                                           ------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                           (15.2)            (49.6)
    Purchase of equipment for operating leases                                     (19.2)            (72.4)
    Proceeds from disposition of equipment, notes and
       leases receivable                                                           128.2             290.6
    Collection of notes and leases receivable                                      213.1             163.1
    Acquisition of notes and leases receivable                                    (352.6)           (315.6)
                                                                           ------------------------------------
                                                                                   (45.7)             16.1
                                                                           ------------------------------------
FINANCING ACTIVITIES
    Net change in short-term borrowings                                            (25.3)              9.0
    Debt having maturities more than 90 days:
       Proceeds                                                                    267.0             248.0
       Repayments                                                                 (242.9)           (258.5)
    Payment of cash dividends                                                      (25.7)            (12.1)
                                                                           ------------------------------------
                                                                                   (26.9)            (13.6)
                                                                           ------------------------------------
Net decrease in cash and cash equivalents                                          (12.0)            (19.9)
Cash and cash equivalents at beginning of year                                      20.3              39.1
                                                                           ====================================
Cash and cash equivalents at end of period                                 $         8.3     $        19.2
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30,1999
(Unaudited)


Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly-owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly-owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly-owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 -- Credit Agreements and Long-Term Debt

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $61.4 million of the Company's income retained for growth was available for dividends at September 30, 1999.


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

On October 4, 1999, the Company, together with its new United Kingdom subsidiary, BCC (Aircraft Acquisitions) Limited, entered into an agreement to purchase from British Airways an aggregate of 34 used Boeing 757 aircraft for aggregate consideration of approximately $500 million. These aircraft will be purchased from time to time over approximately a three-year time period commencing in July 2000.

The Company, together with Boeing Aircraft Services, a division of Boeing, has entered into a binding letter of intent (which is subject to, among other things, the negotiation and execution of definitive documentation) with DHL International Limited ("DHL") pursuant to which the 34 used 757s purchased from British Airways will be modified from a passenger to a freighter configuration and then delivered (sold and/or leased) to DHL from time to time over approximately a two-year period commencing approximately the second quarter of 2001. Pursuant to the letter of intent, eighteen of the 34 aircraft are subject to a firm commitment from DHL and the other 16 aircraft are subject to an option on DHL's part.

Trans World Airlines, Inc. ("TWA") accounted for $149.9 million (5.4% of total Company portfolio) and $163.3 million (5.8% of total Company portfolio) at September 30, 1999 and December 31, 1998, respectively. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At September 30, 1999, the maximum aggregate coverage under such guaranties was $32.1 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $171.2 million (6.2% of total Company portfolio) and $176.4 million (6.3% of total Company portfolio) at September 30, 1999 and December 31, 1998, respectively. World experienced losses in 1998 and its cash balances fell to relatively low levels. Also, Worldcorp Inc., the majority owner of World, has made a "prepackaged" filing under Chapter 11 of the U.S. bankruptcy code. With respect to the existing lease agreements between World and the Company, the Company has agreed to reduce maintenance reserve payments. The Company has concluded that the restructuring of these lease transactions, taking into account an indemnification from McDonnell Douglas covering such reduction of maintenance reserves, will not have a material adverse effect on the Company's earnings, cash flow or financial position.

On June 26, 1998, Federal Express Corporation ("FedEx") gave notice to the Company of its intention to terminate early (in late 1999) two lease agreements covering MD-11 freighter aircraft which FedEx leases from the Company. Based on an executed letter agreement, the Company does not expect the leases to terminate in 1999. The Company has agreed to give FedEx the right to terminate the leases early, approximately three years from the date hereof.

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

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. Taking into account a guaranty from McDonnell Douglas, the disposition of such aircraft is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

At September 30, 1999, the Company had commitments to provide leasing and other financing totaling $276.1 million, excluding the commitments to DHL previously mentioned.

In conjunction with prior asset dispositions and certain guaranties, at September 30, 1999, the Company was subject to a maximum recourse of $43.8 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 1999, the Company had guaranteed the repayment of $4.2 million in capital lease obligations associated with a 50% partner.


Item 2.       Management's Analysis of Results of Operations

================================================================================
Forward-Looking Information Is Subject to Risk and Uncertainty

From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, particularly those in Note 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects on the Company of strategic decisions of Boeing and the Year 2000 date conversion, as well as future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the effects on the Company of strategic decisions relating to the Company made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in law and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans and Year 2000 date conversion plans, the impact of Year 2000 issues on the Company's customers, vendors and service providers, defaults by customers, regulatory uncertainties and legal proceedings.
================================================================================


Interest on notes receivable increased $13.0 million (51.6%) from the first nine months of 1998, primarily attributable to a comparable increase in notes receivable between September 30, 1998 and 1999.

Gain on disposal or re-lease of assets decreased $7.9 million (29.0%) from the first nine months of 1998, primarily attributable to $3.3 million of income from the sale of two Garuda aircraft to Boeing in August 1998 and $3.1 million of income from the sale of an executive jet in August 1998. The remaining decrease is attributable to other sales within the commercial aircraft and commercial equipment leasing portfolios in the first nine months of 1998.

Provision for losses decreased $2.4 million (30.4%) from the first nine months of 1998, primarily attributable to the Company's determination that additional provisions for losses were not necessary or appropriate during the current period given the valuation and assessment of the portfolio.

Other expenses decreased $1.4 million (17.7%) from the first nine months of 1998, primarily attributable to maintenance expenses of approximately $2.5 million incurred in the first nine months of 1998 on an aircraft that was re-leased prior to 1999.

The Company has not entered into new commercial aircraft business in 1999, primarily because of strategic decisions which were being made by Boeing during the year relative to the Company's commercial aircraft business. The decrease in commercial aircraft volume was offset by a $82.3 million increase in commercial equipment leasing and financing.

Year 2000 Date Conversion

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize and properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. In July of 1999 we decided to replace our independent advisory firm for Year 2000 matters with the independent advisory firm which installed our new lease administration system (discussed below). As further discussed below, the new advisory firm is assisting us in converting our systems which are not Year 2000 compliant to systems which are Year 2000 compliant and to test our systems for Year 2000 compliance. We do not expect this change of firms to have a material adverse effect on the cost or timing of the Company's Year 2000 compliance efforts.

We have assessed and continue to re-assess the impact of the Year 2000 issue on our information technology ("IT") systems. One of our principal IT systems is our lease administration system, by which we keep track of our leases, loans and certain other financial information. In 1996, we initiated a conversion from our existing lease administration system to programs that we have been advised are Year 2000 compliant. While the conversion of this lease administration system has been substantially completed, some significant remaining inadequacies in the new system have been identified which we are continuing to address. For this reason we are continuing to run the old system parallel to the new system while necessary improvements are being made to the new system. We may need to continue to run the old system until the end of 1999 or beyond. We are currently studying as a possible contingency plan whether the old system can be successfully remediated for Year 2000 compliance. We previously successfully tested our new lease administration system for Year 2000 compliance and our new advisory firm plans to assist us with testing the new lease administration system during the fourth quarter of 1999 to confirm that it remains compliant notwithstanding intervening modifications. In the event that such testing proves the new system not to be Year 2000 compliant, the new system cannot be made compliant prior to the end of 1999 or its inadequacies cannot be fixed so as to make it sufficiently reliable prior to the end of 1999, and our existing system cannot be made compliant prior to the end of 1999, our operations could be materially adversely affected.

Our second principal IT system is our general ledger accounting system. We use our general ledger accounting system to keep track of our financial results. We have selected a general ledger accounting system which is certified by its manufacturer to be Year 2000 compliant. We expect to finish converting our general ledger accounting system to a Year 2000 compliant system in the fourth quarter of 1999. The accounting system conversion project is on schedule for a December 1, 1999 transition to the new system. No material issues have been identified to date. A parallel test remains to be completed and is on schedule to support the conversion date. While we expect the conversion to be completed as planned, in the event unforseen issues arise, we will continue throughout December to complete the conversion. If a successful conversion is not completed by the end of 1999, a contingency plan has been developed involving manual workarounds.

With respect to our IT systems other than our lease administration system and general ledger accounting system, we intend to develop contingency plans relating to possible Year 2000 problems to the extent we deem necessary and appropriate, taking into account the advice of the advisory firm which is examining our IT systems and which we expect will complete its analysis before the end of the fourth quarter of 1999.

Although we do not consider it likely that Year 2000 problems inherent within our IT systems will result in material and adverse operational problems, the possibility of such problems cannot be discounted at this time.

With respect to our non-IT systems such as our telephone and elevator systems, we have assessed and continue to re-assess the impact of Year 2000 issues on these systems. We believe that our non-IT systems are Year 2000 compliant. However, no assurance can be given that our operations will not be materially and adversely affected by problems with the non-IT systems related to the Year 2000.

The total cost of the Year 2000 conversion efforts to date has been funded through operating cash flows and has not had a material adverse effect on our earnings, cash flow or financial position. This total cost amount does not, however, include the cost of converting to a new lease administrative system, a major project initiated in 1996 to accomplish our goal of increasing productivity irrespective of the Year 2000 issue. Based on information available to date, the estimated cost of the remaining Year 2000 conversion efforts, including any remediation of our IT and non-IT systems as well as testing of all our systems, is approximately $1.5 million.

We can give no assurance that Year 2000 problems of third parties (such as vendors, customers and other financial institutions with which we do business) will not materially and adversely affect our operations or operating results. We are in the process of assessing the Year 2000 readiness of those third parties whose lack of Year 2000 readiness could have a material adverse effect on our operations. In early 1999, we identified and sent inquiries to certain significant customers and third parties regarding their Year 2000 readiness. We have received a response from the majority of such third parties and their responses to date do not indicate a likelihood that their lack of readiness will have a material adverse effect on our operations.

Liquidity Risks

We have significant liquidity requirements. We attempt to fund our business such that scheduled receipts from our portfolio will cover our expenses and debt payments as they become due. We believe that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments as they become due. If cash provided by operations, issuances of commercial paper, borrowings under bank credit lines and term borrowings does not provide the necessary liquidity, we would be required to restrict our new business volume, unless we obtained access to other sources of capital at rates that would allow for a reasonable return on new business.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, depends on the future performance of our investment portfolio. The performance of such portfolio, in turn, is subject to economic, financial, competitive and other factors that are beyond our control. While we believe that future cash flows from the portfolio, together with available borrowings under our revolving credit line, will be adequate to meet our anticipated requirements for working capital, interest payments and scheduled principal payments, we cannot assure that we will be able to generate sufficient cash flows in the future to service our debt obligations. If we are unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. We cannot assure that any such refinancing will be possible or that any such sale of assets or additional financing could be achieved.


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


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on the effects of strategic decisions of Boeing, borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by segment.

The Effects of Strategic Decisions of Boeing

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated and the Company became an indirect wholly-owned subsidiary of Boeing. Since that time, Boeing has conducted a review of the operations of the Company to determine, among other things, the strategic value of the Company to Boeing.

On October 4, 1999, Boeing announced its decision to consolidate its customer financing under one group, to be led by the Company. Boeing's press release explained that "Boeing Capital Corporation will continue as a wholly-owned subsidiary of The Boeing Company, but will now integrate the existing financial services activities supporting commercial aircraft, military aircraft and missiles, and space and communication markets." Boeing's press release is contained in the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 4, 1999.

The Company and Boeing are presently working to implement the consolidation of financing activities and additional strategic decisions are being made as part of the implementation process. Boeing currently has a portfolio of commercial aircraft financings in excess of $2,500 million. A portion of this portfolio could be transferred to the Company. The ultimate amount and terms of any such transfers are currently under consideration. Such amount transferred could be very significant in relation to the Company's existing portfolio.

Implementation of the consolidation of Boeing's customer financing operations under the Company's leadership is in its preliminary stages and accordingly, no assurances can be given that its implementation will be achieved in the manner or within the timelines presently contemplated.

Borrowing Operations

On June 22, 1999, the Company authorized an additional $300.0 million (resulting in an aggregate of $1.2 billion authorized) of medium-term notes to be offered and sold from time to time in the Company's discretion pursuant to the Company's public shelf registration (SEC Registration No. 333-37635). As of September 30, 1999, the Company issued $838.4 million of the $1.2 billion medium-term notes authorized, at interest rates ranging from 5.35% to 7.64% and with maturities ranging from 10 months to 11 years, leaving an unused balance of $361.6 million on September 30, 1999.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of its debt securities (SEC File No. 333-82391). The Company has not requested the SEC to declare such Registration Statement to be effective. The Company presently expects to commence utilizing the new shelf registration upon completion of its currently effective shelf registration.


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                             September 30,     December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Aircraft Financing
  Boeing/McDonnell Douglas aircraft financing
      Finance leases                                                       $       772.8     $       803.3
      Operating leases                                                             456.4             513.3
      Notes receivable                                                              52.8              82.9
                                                                           -----------------------------------
                                                                                 1,282.0           1,399.5
                                                                           -----------------------------------
  Other commercial aircraft financing
      Finance leases                                                               123.5             131.6
      Operating leases                                                              20.7              30.4
      Notes receivable                                                               3.3              12.0
                                                                           -----------------------------------
                                                                                   147.5             174.0
                                                                           -----------------------------------
Commercial Equipment Leasing and Financing
    Finance leases                                                                 493.0             430.1
    Operating leases                                                               268.9             345.5
    Notes receivable                                                               561.6             449.4
                                                                           -----------------------------------
                                                                                 1,323.5           1,225.0
                                                                           -----------------------------------
Other                                                                                0.6               1.4
                                                                           ===================================
                                                                           $     2,753.6     $     2,799.9
                                                                           ===================================


New Business Volume

New business volume is summarized as follows:

                                                                                   Nine months ended
                                                                                     September 30,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Boeing/McDonnell Douglas aircraft financing                                $         7.0     $        69.8
Other commercial aircraft financing                                                  0.1              22.5
Commercial equipment leasing and financing                                         363.3             281.0
                                                                           -----------------------------------
                                                                           $       370.4     $       373.3
                                                                           ===================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss
Experience

                                                                            September 30,      December 31,
(Dollars in millions)                                                            1999              1998
--------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                $        62.1    $        55.9
Provision for losses                                                                 5.5              7.4
Write-offs, net of recoveries                                                       (7.3)            (2.5)
Other                                                                                -                1.3
                                                                          ====================================
Allowance for losses on financing receivables at end of
    period                                                                 $        60.3    $        62.1
                                                                          ====================================

Allowance as a percentage of total receivables                                       3.0%             3.3%

Net write-offs as percent of average receivables                                     0.4%             0.1%

More than 90 days delinquent:
    Amount of delinquent installments                                      $         0.1    $         0.5
    Total receivables due from delinquent obligors                                   3.9              6.7
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                          0.2%             0.4%



Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the nine months ended September 30, 1999 or 1998. Commercial equipment leasing and financing had net write-offs of $6.7 million for the nine months ended September 30, 1999 and net recoveries of $0.1 million for the nine months ended September 30, 1998.


Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

B.    Reports on Form 8-K

         Form 8-K dated October 4, 1999 to report under Item 5, a press release entitled "Boeing Reorganizes Product Financing Services"

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.


                             Boeing Capital Corporation


November 12, 1999            /S/ STEVEN W. VOGEDING
                             __________________________________
                             Steven W. Vogeding
                             Vice President and Chief Financial
                             Officer (Principal Financial Officer) and
                             Registrant's Authorized Officer




                             /S/ MAURA R. MIZUGUCHI
                             __________________________________
                             Maura R. Mizuguchi
                             Controller (Principal Accounting Officer)