Form 10-K
period 1999-12-31
BOEING CAPITAL CORP
filed 2000-03-27
CIK 711513

--------------------------------------------------------------------------------

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

                      For the year ended December 31, 1999

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

                     Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 27, 2000, there were 50,000 shares of the Company's common stock outstanding.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                Table of Contents

                                                                         Page
Part I
   Item 1. Business.........................................................3
   Item 2. Properties......................................................18
   Item 3. Legal Proceedings...............................................19
   Item 4. Submission of Matters to a Vote of Security Holders *


Part II
   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................20
   Item 6. Selected Financial Data.........................................21
   Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................22
   Item 8. Financial Statements and Supplementary Data.....................24
   Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................45


Part III
   Item 10.Directors and Executive Officers of the Registrant *
   Item 11.Executive Compensation *
   Item 12.Security Ownership of Certain Beneficial Owners and Management *
   Item 13.Certain Relationships and Related Transactions *



Part IV

   Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K..46
           Signatures.......................................................50
           Exhibits.........................................................52


---------------------------------
*Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     Part I

Item 1.  Business

General

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (together with its subsidiaries the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations at December 31, 1999, included two financial reporting segments: commercial aircraft financing and commercial equipment leasing and financing. Currently, the commercial aircraft financing group is active in providing lease and debt financing to domestic and international airlines, and the Company is active in providing lease and debt financing to a broad range of commercial and industrial customers. At December 31, 1999, the Company had 72 employees.

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated pursuant to an Agreement and Plan of Merger dated as of December 14, 1996, among Boeing, West Acquisition Corp., a wholly owned subsidiary of Boeing ("Sub"), and McDonnell Douglas (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub was merged into McDonnell Douglas, with McDonnell Douglas surviving as a wholly owned subsidiary of Boeing.

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated and the Company became an indirect wholly owned subsidiary of Boeing. Boeing then conducted a review of the operations of the Company to determine, among other things, the strategic value of the Company to Boeing.

On October 4, 1999, Boeing announced its decision to consolidate its customer financing under one group. Boeing's press release explained that "Boeing Capital Corporation will continue as a wholly owned subsidiary of The Boeing Company, but will now integrate the existing financial services activities supporting commercial aircraft, military aircraft and missiles, and space and communication markets."

The Company and Boeing are presently working to implement the consolidation of financing activities and additional strategic decisions are being made as part of the implementation process. A significant portion of Boeing's portfolio of commercial aircraft financings having an approximate value of $3,000.0 million is expected to be transferred to the Company soon after the filing date hereof, although the definitive transfer documents have not yet been executed. The ultimate amount and terms of any such transfer are currently under consideration and will be discussed in a Report on Form 8-K expected to be filed early in the second quarter of 2000. Such amount transferred is expected to be very significant in relation to the Company's existing portfolio.

In connection with the implementation of the consolidation of customer financing activities, the headquarters of the Company has been moved to Seattle, Washington, from Long Beach, California.

Additionally, it is expected that the Company's existing $240.0 million revolving credit facility will be replaced with an arrangement giving the Company access to $1,000.0 million of Boeing's 364-day credit facility soon after the filing hereof. It is also expected that the Company will enter into an operating agreement with Boeing, which will be similar to the existing operating agreement between the Company and McDonnell Douglas. See "Relationship With Boeing and McDonnell Douglas."

As of December 31, 1999, the Company operated in principally two segments: commercial aircraft financing and commercial equipment leasing and financing ("CEL"). Prior to 1995, the Company operated in three segments: commercial aircraft financing, CEL and non-core businesses. Non-core businesses represented market segments in which the Company is no longer active. At December 31, 1999 and 1998, the portfolio balances for non-core businesses totaled $0.6 million and $1.4 million, respectively.

Information on the Company's principal segments is included in the following tables.

New Business Volume
                                                                             Years ended December 31,
                                     ----------------------------------------------------------------------------
(Dollars in millions)                    1999           1998           1997           1996             1995
Commercial aircraft financing        $       7.0    $      201.6    $     176.3   $      475.3    $      349.7
Commercial equipment leasing               664.9           491.0          414.8          392.0           241.1
                                     ----------------------------------------------------------------------------
                                     $     671.9    $      692.6    $     591.1   $      867.3    $      590.8
                                     ============================================================================

Portfolio Balances
                                                                    December 31,
                                     ----------------------------------------------------------------------------
(Dollars in millions)                    1999            1998           1997           1996            1995
Commercial aircraft financing        $ 1,410.8      $ 1,573.5       $ 1,711.5      $  1,814.9      $ 1,405.7
Commercial equipment leasing           1,497.6        1,225.0           976.6           769.8          502.4
                                     ----------------------------------------------------------------------------
                                     $ 2,908.4      $ 2,798.5       $ 2,688.1      $  2,584.7      $ 1,908.1
                                     ============================================================================

For  financial   information  about  the  Company's   segments,   see  Notes  to
Consolidated Financial Statements included in Item 8.

Commercial Aircraft Financing Segment

The Company's  commercial  aircraft  financing group,  primarily  located at the
Company's  new  headquarters  in  Seattle,   provides  financing  for  customers
acquiring aircraft. A majority of the value of the commercial aircraft portfolio, as of December 31, 1999, is derived from aircraft manufactured by McDonnell Douglas. The Company's strategy is to (1) generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity, and (2) to assist in arranging financing for Boeing's customers and to participate in such financing if the Company's pricing/credit requirements are met.

In 1999, the commercial aircraft financing group had negligible business volume largely due to the fact that the Company was awaiting the decision made by Boeing in the fourth quarter of 1999 that the Company would have responsibility for Boeing's customer financing efforts. Now that such decision has been made, the Company is expected to experience a very significant increase in new commercial aircraft financing volume compared with prior years.

It is expected that a significant portion of Boeing's existing commercial aircraft financing portfolio will be transferred to the Company soon after the filing hereof (although the definitive documents have not been signed). Further, it is expected that a significant portion of Boeing's existing $4,500.0 million of commercial aircraft financing commitments will be transferred to the Company, on a transaction by transaction basis, subject to approval of each transaction by the Company's investment committee (which may condition its approval upon credit enhancements or other conditions it deems necessary to meet the Company's pricing and credit requirements).


Portfolio balances for the Company's commercial aircraft financing segment are summarized as follows:

Commercial Aircraft Portfolio by Aircraft Type
                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                                1999          1998           1997           1996           1995
Boeing/McDonnell Douglas aircraft
   financing:
    Finance leases                               $     744.7   $     803.3    $      964.9   $   1,132.6    $     857.4
    Operating leases                                   470.0         513.3           495.2         402.0          256.8
    Notes receivable                                    51.8          82.9            61.9          82.9          110.9
                                                 -------------------------------------------------------------------------
                                                     1,266.5       1,399.5         1,522.0       1,617.5        1,225.1
                                                 -------------------------------------------------------------------------

Other commercial aircraft financing:
   Finance leases                                      119.8         131.6           133.3         136.9          126.1
   Operating leases                                     21.3          30.4            51.9          56.0           49.6
   Notes receivable                                      3.2          12.0             4.3           4.5            4.9
                                                 -------------------------------------------------------------------------
                                                       144.3         174.0           189.5         197.4          180.6
                                                 -------------------------------------------------------------------------
                                                 $   1,410.8   $   1,573.5    $    1,711.5   $   1,814.9    $   1,405.7
                                                 =========================================================================


Commercial Aircraft Portfolio by Product Type
                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                               1999           1998           1997           1996           1995
Aircraft leases:
    Finance leases
      Domestic                                   $     723.2   $     786.9    $      863.1   $     950.0     $     776.2
      Foreign                                          141.3         148.0           235.1         319.5           207.3
    Operating leases
      Domestic                                         297.8         357.9           319.2         357.2           183.5
      Foreign                                          193.5         185.8           227.9         100.8           122.9
                                                 -------------------------------------------------------------------------
                                                     1,355.8       1,478.6         1,645.3       1,727.5         1,289.9
                                                 -------------------------------------------------------------------------
Aircraft related notes receivable:
    Domestic obligors                                   31.4          33.5             2.2          22.6            31.2
    Foreign obligors                                    23.6          61.4            64.0          64.8            84.6
                                                 -------------------------------------------------------------------------
                                                        55.0          94.9            66.2          87.4           115.8
                                                 -------------------------------------------------------------------------
                                                 $   1,410.8   $   1,573.5    $    1,711.5   $   1,814.9     $   1,405.7
                                                 =========================================================================

At December 31, 1999, the Company's commercial aircraft portfolio was comprised of finance leases to 25 customers (21 domestic and four foreign) with a carrying amount of $864.5 million (29.7% of total Company portfolio), notes receivable from four customers (two domestic and two foreign) with a carrying amount of $55.0 million (1.9% of total Company portfolio) and operating leases to 15 customers (nine domestic and six foreign) with a carrying amount of $491.3 million (16.9% of total Company portfolio).

At December 31, 1999, 43.6% of the Company's total portfolio consisted of financings related to Boeing/McDonnell Douglas aircraft, compared with 50.0% and 56.6% in 1998 and 1997, respectively.

o  Factors Affecting the Commercial Aircraft Financing Portfolio

   A substantial portion of the Company's total portfolio is concentrated among the Company's largest commercial aircraft financing customers. The five largest commercial aircraft financing customers accounted for $840.9 million (28.9% of total Company portfolio) and $895.4 million (32.0% of total Company portfolio) at December 31, 1999 and 1998, respectively.

   The Company's largest customer, Federal Express Corporation ("FedEx"), accounted for $295.8 million (10.2% of total Company portfolio) and $303.0 million (10.8% of total Company portfolio) at December 31, 1999 and 1998, respectively.

   The Company's second largest customer, World Airways, Inc. ("World"), accounted for $170.2 million (5.9% of total Company portfolio) and $176.4 million (6.3% of total Company portfolio) at December 31, 1999 and 1998, respectively. Based on publicly available reports, World experienced losses in 1999 of $7.6 million and its year end cash balances fell 31.0% below prior year levels to $11.7 million.

   Trans World Airlines, Inc. ("TWA"), the Company's third largest customer, accounted for $147.3 million (5.1% of total Company portfolio) and $163.3 million (5.8% of total Company portfolio) at December 31, 1999 and 1998, respectively. In 1999, 1998 and 1997, TWA accounted for 10.5%, 13.6% and 16.8%, respectively, of the Company's operating income; no other customer accounted for more than 10% of the Company's operating income. TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, which restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face significant financial and operational challenges. In 1999, based on publicly available reports, TWA incurred a net loss of $353.4 million and its liquidity worsened as cash balances fell 29.0% below prior year levels to $180.4 million. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1999, the maximum aggregate coverage under such guaranties was $41.7 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

   In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. On February 8, 2000, the Company entered into a modification agreement pursuant to which Boeing will convert the aircraft from passenger to freighter configuration for purposes of increased marketability. Taking into account a guaranty from McDonnell Douglas, this transaction is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

   The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft were terminated and the aircraft were returned to the Company. The Company has been remarketing these aircraft (along with other used EMB-120s it holds for sale or lease). During the second quarter of 1999, the Company adjusted the carrying value of the ex-Westair aircraft to approximate their fair value, resulting in a pre-tax loss of approximately $3.4 million, which is included in Other Expenses in the Consolidated Statements of Income and Income Retained for Growth. The Company does not expect the disposition of these aircraft to have a material adverse effect on the Company's earnings, cash flow or financial position.

o  Current Commercial Aircraft Market Conditions

   The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term, traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. The Company continues to look for opportunities to expand its commercial aircraft portfolio while continually managing its portfolio with respect to concentration and certain exposure levels.

   The Company believes that realizable values for its aircraft at lease maturity are likely to remain above the values actually recorded, but this is subject to many uncertainties including those referred to in "Factors Affecting Commercial Aircraft Financing Volume." If aircraft values decline and the Company is required, as a result of customer defaults, to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

   Boeing has announced that it will not produce MD-80 and MD-90 aircraft after early 2000. Boeing has also stated that it plans to phase out production of the MD-11 aircraft with final deliveries now scheduled for 2001. The Company's commercial aircraft portfolio as of December 31, 1999 included 28 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $897.6 million in net asset value (30.9% of total Company portfolio). The Company's commercial aircraft portfolio as of December 31, 1998 included 32 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $963.8 million in net asset value (34.4% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

   For further discussion on the commercial jet aircraft market and the airline industry, see "Competition and Economic Factors."

o  Commercial Aircraft Leasing

   The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 1999, the Company owned or participated in the ownership of 122 leased commercial aircraft, a majority of which were manufactured by McDonnell Douglas.

o  Factors Affecting Commercial Aircraft Financing Volume

   The Company's commercial aircraft group has historically derived the majority of its new business volume by financing new McDonnell Douglas aircraft. Following the Boeing-McDonnell Douglas merger, this source of new business was not available to the Company since Boeing historically conducted new commercial aircraft financing through its Treasury Group. In the fourth quarter of 1999, Boeing decided that the Company would assist and participate, as appropriate, in Boeing's customer financing. In view of Boeing's decision to consolidate its customer financing activities in the Company, the Company is expected to receive a large volume of new business opportunities, although such decision could always be altered in the future.

   The following table lists information on new business volume for the Company's commercial aircraft financing segment:

                                                                     Years ending December 31,
                                             ---------------------------------------------------------------------------
(Dollars in millions)                           1999            1998           1997           1996            1995
Boeing/McDonnell Douglas aircraft
    financing volume:
      Finance leases                         $      -       $     78.3     $       7.1    $      234.1    $     220.6
      Operating leases                              -             75.3           146.5           196.9           81.9
      Notes receivable                              7.0           25.5            18.2            24.2           36.2
                                             ---------------------------------------------------------------------------
                                                    7.0          179.1           171.8           455.2          338.7
                                             ---------------------------------------------------------------------------
Other commercial aircraft
    financing volume:
      Finance leases                                -             22.5             4.5            20.1            7.7
      Operating leases                              -              -               -               -              3.3
                                             ---------------------------------------------------------------------------
                                                    -             22.5             4.5            20.1           11.0
                                             ---------------------------------------------------------------------------
                                             $      7.0     $    201.6     $     176.3    $      475.3    $     349.7
                                             ===========================================================================

   There are no Boeing commercial aircraft in the Company's portfolio from transactions in 1999. In 1998, $143.1 million of the $179.1 million in Boeing/McDonnell Douglas used aircraft financing volume related to Boeing aircraft. There are no Boeing commercial aircraft in the Company's portfolio from transactions prior to 1997. There are no Airbus aircraft in the Company's portfolio.

o  Commercial Aircraft Financing Guaranties

    At December 31, 1999, the Company had $267.1 million of guaranties in its favor with respect to its commercial aircraft financing portfolio relating to transactions with a carrying amount of $781.0 million (55.4% of the commercial aircraft financing portfolio). The following table summarizes such guaranties:

                                                                  Domestic             Foreign
(Dollars in millions)                                             Airlines             Airlines             Total
Amounts guaranteed by:
   McDonnell Douglas                                         $       210.7         $        31.1       $       241.8
   Other                                                              13.8                  11.5                25.3
                                                             -----------------------------------------------------------
                                                             $       224.5         $        42.6       $       267.1
                                                             ===========================================================

The Company has no reason to believe that the amounts guaranteed by McDonnell Douglas will be ultimately uncollectible. See "Relationship With Boeing and McDonnell Douglas."

Commercial Equipment Leasing and Financing Segment

The CEL group provides single-investor, tax-oriented lease financing, as well as loans secured by personal property and real estate. In addition, the CEL group participates in senior secured bank loans. CEL obtains its business primarily through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; and Detroit, Michigan. CEL specializes in leasing and financing of commercial equipment such as executive aircraft, production equipment, transportation equipment, printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. The term is generally between three and ten years and transaction sizes usually range between $5.0 million and $50.0 million.

Portfolio balances for the Company's CEL segment are summarized as follows:

                                                                               December 31,
                                                 -------------------------------------------------------------------------
(Dollars in millions)                                 1999          1998          1997           1996           1995
Finance leases                                   $     508.3  $     430.1    $     410.9   $      361.7   $      266.3
Operating leases                                       336.9        345.5          375.1          231.5          169.1
Notes receivable                                       652.4        449.4          190.6          176.6           67.0
                                                 -------------------------------------------------------------------------
                                                 $   1,497.6  $   1,225.0    $     976.6   $      769.8   $      502.4
                                                 =========================================================================

o  Factors Affecting CEL Volume

   The particular portion of the commercial equipment leasing and financing market in which the Company generally operates is highly competitive. However, in 1999, CEL booked $664.9 million of new business volume, representing a $173.9 million increase (35.4%) over 1998 bookings. As shown in the table below, a significant portion of the new CEL business volume in recent years has consisted of secured loans rather than lease financings. Of the $664.9 million in new business volume for CEL in 1999, $374.0 million (56.2%) represented loans rather than true leases.

   In 1999, of the $664.9 million in new business volume for CEL, $104.0 million (15.6%) represented business with foreign lessees or borrowers. In 1998, of the $491.0 million in new business volume for CEL, $36.7 million (7.5%) represented business with foreign lessees or borrowers. For a discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings." At December 31, 1999, CEL's backlog of business was $212.4 million, compared to $163.3 million at December 31, 1998. The Company's ability to compete in the commercial equipment leasing and financing market is dependent to a significant extent upon its comparative borrowing costs relative to competitors. See "Borrowing Operations."

   The following lists information on new business volume for the Company's CEL segment:

                                                                         Years ended December 31,
                                                 ------------------------------------------------------------------------
(Dollars in millions)                                 1999          1998           1997          1996           1995
Finance leases                                   $      194.1 $       91.8   $      109.5   $      160.9  $      102.0
Operating leases                                         96.8         81.9          199.7          107.0          70.5
Notes receivable                                        374.0        317.3          105.6          124.1          68.6
                                                 ------------------------------------------------------------------------
                                                 $      664.9 $      491.0   $      414.8   $      392.0  $      241.1
                                                 ========================================================================

o  Factors Affecting the CEL Portfolio

   The Company's CEL portfolio is diversified among executive aircraft, production equipment, transportation equipment, printing equipment, and other equipment types. Executive aircraft represent the highest concentration, accounting for $286.3 million (9.8% of total Company portfolio) and $326.2 million (11.7% of total Company portfolio) at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, no single CEL customer represented a significant portion of the Company's total portfolio. Executive aircraft financing, as well as the rest of the CEL portfolio, is dependent in part upon general economic conditions which may affect the profitability of the Company's customers and residual value of the equipment financed by the CEL group. The Company believes that realizable values at lease maturity for its commercial equipment are generally likely to remain above the values actually recorded, but this is subject to many uncertainties including economic conditions.

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

Approximately 18.8% of the total Company portfolio at December 31, 1999, consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by guaranties and allowance for losses. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The countries in which the Company's cross-border outstandings exceeded 1% of consolidated assets, net of domestic guaranties, consisted of the following at December 31, 1999, 1998 and 1997:

                                                                                    December 31,
                                                           -----------------------------------------------------------------
                                                               Finance           Notes         Operating
(Dollars in millions)                                           Leases        Receivable        Leases           Total
Country
1999
Mexico                                                     $      126.5     $       34.2    $        -      $      160.7
Brazil                                                             52.6              3.8             -              56.4
India                                                               -               18.1            46.2            64.3
Italy                                                               -                1.7            30.1            31.8
Sweden                                                              -                -              46.5            46.5
Spain                                                               -                -              34.0            34.0
                                                           -----------------------------------------------------------------
                                                           $      179.1     $       57.8    $      156.8    $      393.7
                                                           =================================================================
1998
Mexico                                                     $      132.8     $       48.0    $        -      $      180.8
India                                                               -                -              48.6            48.6
Italy                                                               -                2.6            34.9            37.5
Sweden                                                              -                -              50.1            50.1
Spain                                                               -                -              36.4            36.4
                                                           -----------------------------------------------------------------
                                                           $      132.8     $       50.6    $      170.0    $      353.4
                                                           ==================================================================

1997
Indonesia                                                  $      110.5     $        -      $        -      $      110.5
Mexico                                                             50.1             54.1             -             104.2
Sweden                                                              -                -              55.1            55.1
India                                                               -                -              50.4            50.4
Italy                                                               -                3.5            39.8            43.3
Spain                                                               -                -              39.4            39.4
United Kingdom                                                     10.9              -              28.2            39.1
                                                           -----------------------------------------------------------------
                                                           $      171.5     $       57.6    $      212.9    $      442.0
                                                           =================================================================

At December 31, 1999, the Company had customer outstandings between 0.75% and 1% of the Company's total assets in Canada and the British West Indies, with net carrying amounts of $23.6 million and $25.6 million, respectively. At December 31, 1998, the Company had customer outstandings between 0.75% and 1% of the Company's total assets in Canada and the United Kingdom, with net carrying value amounts of $25.6 million and $25.1 million, respectively. At December 31, 1997, there were no countries in which customer outstandings were between 0.75% and 1% of the Company's total assets.

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 1999:

(Dollars in millions)                                                        Domestic          Foreign           Total
Maturity Distribution
    2000                                                                   $      264.3     $       46.6    $       310.9
    2001                                                                          242.8             48.0            290.8
    2002                                                                          199.3             42.7            242.0
    2003                                                                          183.0             43.1            226.1
    2004                                                                          208.7             47.5            256.2
    2005 and thereafter                                                           918.4            137.2          1,055.6
                                                                           -------------------------------------------------
                                                                           $    2,016.5     $      365.1    $     2,381.6
                                                                           =================================================

Financing Receivables due 2001 and Thereafter
    Fixed interest rates                                                   $    1,419.4     $      282.2    $     1,701.6
    Variable interest rates                                                       332.8             36.3            369.1
                                                                           -------------------------------------------------
                                                                           $    1,752.2     $      318.5    $     2,070.7
                                                                           =================================================


Allowance for Losses on Financing Receivables and Credit Loss Experience Analysis of Allowance for Losses on Financing Receivables

                                                                                   December 31,
                                                    ---------------------------------------------------------------------------
(Dollars in millions)                                   1999           1998           1997          1996            1995
Allowance for losses on financing
   Receivables at beginning of year                 $      62.1     $      55.9    $     48.6    $    42.3     $      40.7
Provision for losses                                        7.4             7.4          11.5         14.2            12.2
Write-offs, net of recoveries                              (8.8)           (2.5)         (2.5)        (6.0)          (10.6)
Other                                                       -               1.3          (1.7)        (1.9)            -
                                                    ===========================================================================
Allowance for losses on financing
   Receivables at end of year                       $      60.7     $      62.1    $     55.9    $    48.6     $      42.3
                                                    ===========================================================================

Allowance as percent of total receivables                   2.9  %          3.3%          3.1 %        2.5  %          2.8     %
Net write-offs as percent of average
   Receivables                                              0.4  %          0.1%          0.1 %        0.3  %          0.7     %
More than 90 days delinquent:
   Amount of delinquent installments                $       0.1     $       0.5    $      1.8    $     2.1     $      10.0
   Total receivables due from delinquent
      Obligors                                      $       0.8     $       6.7    $     15.5    $    23.4     $      12.1
   Total receivables due from delinquent
      Obligors as a percentage of total
      receivables                                           0.1  %          0.4%          0.9 %        1.2  %          0.8 %


The portfolio at December 31, 1999 includes two airline obligors to which payment extensions have been granted. At December 31, 1999, payments so extended amounted to $1.1 million, and the aggregate carrying amount of the related receivables was $13.4 million.

Receivable Write-offs, Net of Recoveries by Segment

CEL had $8.2 and $2.3 million in net write-offs (0.8% and 0.3% of CEL average receivables), while commercial aircraft financing had no net write-offs of receivables for the years ended December 31, 1999 and 1998. The Company's principal segments had no net write-offs of receivables for the year ended December 31, 1997.

In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided $7.4 million in each of the years ended December 31, 1999 and 1998 for losses. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 1999 to cover potential losses in the Company's total receivables. If, however, certain major customers defaulted and the Company were forced to take possession of and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

The Company's receivable write-offs, net of recoveries, increased in 1999, as compared to 1998, primarily attributable to certain CEL customer defaults which occurred in 1999.

Nonaccrual and Past Due Financing Receivables

Financing receivables accounted for on a nonaccrual basis consisted of domestic financings of $26.1 million and $13.0 million at December 31, 1999 and 1998, respectively. There were no foreign financing receivables on nonaccrual at December 31, 1999 or December 31, 1998.

Interest on receivables which are contractually past due 90 days or more as to principal and interest payments is being accrued for domestic financings of $0.2 million at December 31, 1999 and 1998.

Borrowing Operations

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt, and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 9 of "Notes to Consolidated Financial Statements" included as Item 8.

The Company has a joint revolving credit agreement under which the Company may borrow up to $240.0 million, reduced by borrowings of up to $16.0 million that can be made by BCSC under this agreement. At December 31, 1999 and 1998, there were no amounts outstanding under the revolving credit agreement. The Company plans to terminate the revolving credit agreement shortly after the filing hereof and to replace it with a new arrangement permitting the Company to borrow up to $1,000.0 million under Boeing's existing 364-day credit agreement. At December 31, 1999 and 1998, borrowings under commercial paper totaling $138.0 million and $122.0 million, respectively, were supported by available unused commitments under the Company's revolving credit agreement. The Company also expects to replace its commercial paper program with a new program permitting borrowings of up to $1,000.0 million. At December 31, 1999, the Company also had available approximately $90.0 million in uncommitted, short-term bank credit facilities.

On October  10,  1997,  the  Company  filed  with the  Securities  and  Exchange
Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of such debt securities in the form of the Company's Series X medium-term notes for the registered amount of $1.2 billion. As of December 31, 1999, the Company had issued and sold $1,008.4 million in aggregate principal amount of such notes, with $437.0 million of the notes being issued during 1999 at interest rates ranging from 5.56% to 7.64% and with maturities ranging from nine months to 14 years.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of its debt securities (SEC File No. 333-82391). The Company has not requested the SEC to declare such Registration Statement to be effective. The Company presently expects to commence utilizing the new shelf registration at the time of sale of the remaining $191.6 million of notes under its currently effective shelf registration.

The following table sets forth the average debt of the Company by borrowing classification:


(Dollars in millions)
                                          Average                      Average
         Years ended                     Short-Term                   Long-Term                     Average
        December 31,                        Debt                         Debt                      Total Debt
            1999                     $         193.9                $      1,760.4            $        1,954.3
            1998                               134.6                       1,646.2                     1,780.8
            1997                               114.0                       1,606.2                     1,720.2
            1996                                49.5                       1,501.0                     1,550.5
            1995                                71.4                       1,183.6                     1,225.0

The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                                     Weighted Average             Weighted Average             Weighted Average
         Years ended                    Short-Term                    Long-Term                   Total Debt
        December 31,                   Interest Rate                Interest Rate                Interest Rate
            1999                             5.24%                        6.81%                      6.65%
            1998                             5.83                         7.21                       7.12
            1997                             5.72                         7.34                       7.25
            1996                             5.66                         7.60                       7.56
            1995                             6.34                         8.19                       8.12

The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt.

On October 5, 1999, Moody's Investors Service ("Moody's") placed the Company's long term debt ratings on review for possible upgrade. Moody's said "this rating action follows the Boeing Company's announcement regarding the reorganization and consolidation of its product financing capabilities within the Company, and its statement that the Company will continue as a wholly owned subsidiary of Boeing." The current Moody's ratings for the Company's senior unsecured debt and subordinated debt are A3 and Baa1, respectively.

On October 5, 1999, Standard and Poor's Corporation ("Standard & Poor's") announced that it placed the ratings of the Company on creditwatch with positive implications. On November 23, 1999, Standard and Poor's announced that it raised its credit ratings on the Company. The ratings of the Company's senior unsecured debt, subordinated debt and commercial paper were raised from A+ to AA-, A to A+ and A-1+ from A-1, respectively. Standard and Poor's said, "the upgrade to the level of the parent, Boeing Co. is based on a reorganization and consolidation of Boeing's product financing activities into a newly restructured, wholly owned subsidiary, Boeing Capital."

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

Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation and regulations for noise abatement which will over time prohibit the use of older, noisier (Stage 2) aircraft in the United States by year end 2000, or an oversupply of aircraft for sale. Additionally, legislation and regulations may in the future prohibit use in certain parts of the world (e.g., Europe) of certain types of aircraft which have been upgraded by hushkits to meet the more stringent Stage 3 requirements. In any such event, carrying amounts on the Company's books may be reduced if, in the judgment of management, such carrying amounts are greater than market value (including estimated lease values), which would result in recognition of a loss to the Company. At December 31, 1999, the Company's carrying amount of Stage 2 aircraft totaled $13.0 million (0.9% of the Company's total aircraft portfolio, including any aircraft held for sale or re-lease); however, all of the Company's Stage 2 aircraft will have book values approximating the aircraft's scrap value by year end 2000. For a discussion of the effects of the upcoming discontinuance of MD-80, MD-90 and MD-11 aircraft, see "Commercial Aircraft Financing Segment - Factors Affecting Current Commercial Aircraft Market Conditions."

For the five-year period 1995-1999, the average annual growth rate for worldwide passenger traffic was approximately 5.5%. Boeing's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 4.7% annually, based on projected average worldwide annual economic real growth of 2.9% over the 20-year period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, Boeing projects the total commercial jet aircraft market over the next 20 years at more than $1,000.0 billion in 1999 dollars.

Relationship With Boeing and McDonnell Douglas

Boeing, together with its subsidiary McDonnell Douglas, is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 1999, Boeing recorded revenues of $58.0 billion and net earnings of $2.3 billion. At December 31, 1999, Boeing had assets of $36.1 billion and shareholders' equity of $11.5 billion.

At December 31, 1999, McDonnell Douglas has provided $241.8 million of guaranties on the Company's aircraft portfolio, including first loss guaranties. In the event a substantial portion of the guaranties become payable and in the event that McDonnell Douglas is unable to honor its obligations under these guaranties, such event could have a material adverse effect on the Company's earnings, cash flow or financial position. In addition, McDonnell Douglas is the obligor in one of the Company's commercial aircraft transactions and as a result thereof, at December 31, 1999, McDonnell Douglas was the lessee for $22.4 million of the Company's commercial aircraft portfolio. If the financial well-being of Boeing were to decline significantly, the Company's ability to enter into significant amounts of new business in the future could be materially constrained.

For a further description of significant factors which may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 1999 (SEC File No. 001-00442).

o  Operating Agreement

   The relationship between the Company and McDonnell Douglas is governed by an operating agreement (the "Operating Agreement"), which was intended to formalize certain aspects of the relationship between the companies, principally those relating to the purchase and sale of McDonnell Douglas aircraft receivables, the leasing of McDonnell Douglas aircraft, the resale of McDonnell Douglas aircraft returned to, or repossessed by, the Company under leases or secured notes, and the allocation of federal income taxes between the companies. Now that McDonnell Douglas is a subsidiary of Boeing, Boeing has entered into a substantially similar agreement with the Company with respect to the allocation of federal income taxes, but not with respect to the purchase, sale and financing of any commercial aircraft, although it is expected that such an agreement will be entered into in the future.

   The Company has the option under the Operating Agreement to tender to McDonnell Douglas any McDonnell Douglas aircraft returned to or repossessed by the Company under a lease or security instrument at a price equal to the fair market value of the aircraft less 10%. This provision does not include McDonnell Douglas aircraft leased under a partnership arrangement in which the Company is one of the partners, or McDonnell Douglas aircraft subject to third party liens or other security interests, unless the Company and McDonnell Douglas determine that purchase by McDonnell Douglas is desirable. At December 31, 1999, the carrying amount of McDonnell Douglas aircraft potentially excluded by this provision amounted to approximately $539.6 million.

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

   In addition, Boeing, BCSC and the Company have entered into agreements (the "Boeing Operating Agreements"). The Boeing Operating Agreements have provisions relating to income taxes that are substantially similar to the Operating Agreement which, as discussed in the preceding paragraph, remains in effect. Amounts payable under the Boeing Operating Agreements take into account payments made under the Operating Agreement, to avoid duplication. In no event will the Company receive an amount which is materially less, or be obligated to pay an amount which is materially greater, than it would have received, or been obligated to pay, under the Operating Agreement.

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

   There can likewise be no assurance that these (and other) intercompany arrangements will not change from time to time. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

o  Intercompany Services

   Boeing provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays the actual cost. See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8.

o  Intercompany Credit Arrangements

   The Company has historically maintained separate borrowing facilities and there have been no arrangements for joint use of such credit lines by Boeing or McDonnell Douglas. However, it is expected that soon after the filing hereof, the Company's existing revolving credit agreement will be terminated and replaced by an arrangement permitting the Company access of up to $1,000.0 million under Boeing's existing 364-day revolving credit agreement. A default by Boeing would constitute a default by the Company under such agreement. It is expected that the Company's borrowings, if any, under the contemplated new arrangement would be supported by Boeing.

   The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, the Company had borrowings of $43.0 million and $64.7 million were outstanding at December 31, 1999 and 1998, respectively. During 1999, the Company's highest level of borrowings from BCSC was $68.2 million. The Company had no loans to BCSC during 1999 or 1998.

Item 2.  Properties

The Company leases all of its office space and other facilities. In connection with the implementation of the consolidation within the Company of Boeing's customer financing activities, the headquarters of the Company has been moved to Seattle, Washington, from Long Beach, California, with a principal office remaining in Long Beach, California. The Company's principal office in Long Beach has been leased from McDonnell Douglas since 1994, at a rate that was considered fair market value at the inception of the lease. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

Item 3.  Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any material adverse effect on its earnings, cash flow or financial position.

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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco has appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for litigation, the Company does not expect this litigation to have any material adverse effect on its earnings, cash flow or financial position.

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's preferred and common stock is owned by BCSC. In 1999 and 1998, the Company declared and paid dividends of $32.0 million and $40.0 million, respectively, on its common stock to BCSC. The Company paid $3.5 million and $3.9 million in dividends on its preferred stock in 1999 and 1998, respectively. Preferred stock dividends of $0.6 million payable to BCSC were accrued at December 31, 1999.

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $150.1 million of the Company's income retained for growth was available for dividends at December 31, 1999. At December 31, 1999, the Company was in compliance with all its debt covenants.

Item 6.  Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 1999 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

                                                                        Years ended December 31,
                                               ----------------------------------------------------------------------------
(Dollars in millions)                              1999           1998            1997            1996           1995

Financing volume                               $      671.9   $      692.6   $      591.1     $     867.3    $     590.8
                                               ============================================================================

Operating income:
   Finance lease income                        $      114.9   $      119.5   $      136.9     $     118.6    $     104.3
   Interest income on notes receivable                 52.3           36.6           26.3            24.4           27.2
   Operating lease income, net                         64.2           67.7           56.7            55.1           41.1
   Net gain on disposal or re-lease
      of assets                                        51.7           33.4           21.0            19.6            8.7
   Other                                                2.1            2.9            5.5             3.8            9.3
                                               ----------------------------------------------------------------------------
                                                      285.2          260.1          246.4           221.5          190.6
                                               ----------------------------------------------------------------------------

Expenses:
   Interest expense                                   130.0          126.7          124.7           117.3          101.9
   Provision for losses                                 7.4            7.4           11.5            14.2           12.2
   Operating expenses                                  13.8           12.6           13.1            11.7           11.3
   Other                                                7.3            8.8            9.3             3.4            4.9
                                               ----------------------------------------------------------------------------
                                                      158.5          155.5          158.6           146.6          130.3
                                               ----------------------------------------------------------------------------

Income before provision for income
   taxes                                              126.7          104.6           87.8            74.9           60.3
Provision for income taxes                             48.5           33.1           31.7            26.1           21.0
                                               ----------------------------------------------------------------------------
Net income                                     $       78.2   $       71.5   $       56.1     $      48.8    $      39.3
                                               ============================================================================

Dividends declared                             $       35.5   $       43.9   $       28.5     $       3.5    $      31.0

Ratio of income to fixed charges (1)                    1.95           1.80           1.68            1.62           1.57

Balance sheet data:
   Total assets                                $    3,043.6   $    2,861.4   $    2,722.8     $   2,653.6    $   2,049.6
   Total debt                                       2,057.7        1,970.3        1,797.9         1,850.2        1,339.7
   Shareholder's equity                               423.4          380.7          353.1           325.5          280.2

Dividends accrued on preferred
   stock at year end                           $        0.6   $        0.6   $        0.6     $       0.6    $       0.6

(1)For the purpose of computing the ratio of income to fixed charges, income consists of income before provision for income taxes and fixed charges; and fixed charges consist of interest expense and preferred stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements included in Item 8. From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-K, and particularly in Items 1, 3 and 7, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing business made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions relating to the Company to be made by Boeing, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.

Impact of Boeing's Customer Financing Consolidation

In 1999, the commercial aircraft financing group had negligible new business volume largely due to the fact that the Company was awaiting the decision made by Boeing in the fourth quarter of 1999 that the Company would have responsibility for Boeing's customer financing efforts. Now that such decision has been made, the Company is expected to experience a very significant increase in new commercial aircraft financing volume compared with prior years.

It is expected that a significant portion of Boeing's existing commercial aircraft financing portfolio will be transferred to the Company soon after the filing hereof (although the definitive documents have not been signed). Further, it is expected that a significant portion of Boeing's existing $4,500.0 million of commercial aircraft financing commitments will be transferred to the Company, on a transaction by transaction basis, subject to approval of each transaction by the Company's investment committee (which may condition its approval upon credit enhancements or other conditions it deems necessary to meet the Company's pricing and credit requirements).

Capital Resources and Liquidity

The Company has significant liquidity requirements. The Company attempts to fund its business such that scheduled receipts from its portfolio will cover its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business. The Company has a $240.0 million revolving credit agreement which is reduced by borrowings of up to $16.0 million made by BCSC. There were no amounts outstanding under this revolving credit agreement at December 31, 1999. The Company plans to terminate the revolving credit agreement shortly after the filing hereof and to replace it with a new arrangement permitting the Company to borrow up to $1,000.0 million under Boeing's existing 364-day credit agreement. At December 31, 1999 and 1998, borrowings under commercial paper totaling $138.0 million and $122.0 million, respectively, were supported by available unused commitments under the Company's revolving credit agreement. The Company also expects to replace its commercial paper program with a new program permitting borrowings of up to $1,000.0 million. At December 31, 1999, the Company had available approximately $90.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1999 and 1998, borrowings under such credit facilities totaled $90.0 million and $50.0 million, respectively.

The Company also accesses the public debt market and anticipates using proceeds from the issuance of additional public debt to fund future growth. On October
10, 1997, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the Commission declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of such debt securities in the form of the Company's Series X medium-term notes for the registered amount of $1.2 billion. As of December 31, 1999, the Company had issued and sold $1,008.4 million in aggregate principal amount of such notes, with $437.0 million of the notes being issued during 1999 at interest rates ranging from 5.56% to 7.64% and with maturities ranging from nine months to 14 years.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of its debt securities (SEC File No. 333-82391). The Company has not requested the SEC to declare such Registration Statement to be effective. The Company presently expects to commence utilizing the new shelf registration at the time of sale of the remaining $191.6 million of notes under its currently effective shelf registration.

1999 vs. 1998

Interest on notes receivable increased $15.7 million (42.9%) from 1998, primarily attributable to new volume of CEL notes receivable of $374.0 million during 1999.

Gain on disposal or re-lease of assets increased $18.3 million (54.8%) from 1998, primarily attributable to $28.9 million of income from the early termination of leases and buyout of four MD-82 aircraft in December 1999. The remaining offset is attributable to other sales within the commercial aircraft and commercial equipment leasing portfolios.

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

Year 2000 Readiness Disclosure

During the first week of calendar 2000, the Company completed the transition from calendar 1999 to calendar 2000 with no material adverse impact on its operations. During the first quarter of 2000, the Company has continued to monitor its products, business systems and infrastructure to ensure that latent defects do not manifest themselves. The Company has not experienced a material adverse impact on its operations during this period.

The Company implemented its contingency plan of remediating its historical lease administration system for Year 2000 compliance and is now considering whether to continue using it (rather than its new lease administration system) in the future.

The total cost of the Year 2000 project to date (not including the new lease administration system, a project initiated in 1996 without regard to Year 2000 issues), has been funded through operating cash flows and has not had a material adverse effect on the Company's earnings, cash flow or financial position. Monitoring costs or other Year 2000 project costs incurred after January 1, 2000, are not expected to be significant.

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

                          Independent Auditors' Report

Shareholder and Board of Directors
Boeing Capital Corporation

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation (a wholly owned subsidiary of Boeing Capital Services Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Part IV Item 14 (a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 28, 2000
(March 23, 2000 as to Note 10)

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                                     December 31,
(Dollars in millions, except stated value and par value)                                       1999                1998
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
    Financing receivables:
      Investment in finance leases                                                       $      1,372.8     $       1,365.0
      Notes receivable                                                                            708.0               545.7
                                                                                         --------------------------------------
                                                                                                2,080.8             1,910.7
      Allowance for losses on financing receivables                                               (60.7)              (62.1)
                                                                                         --------------------------------------
                                                                                                2,020.1             1,848.6
    Cash and cash equivalents                                                                      26.9                20.3
    Equipment under operating leases, net                                                         828.2               889.2
    Equipment held for sale or re-lease                                                            66.0                62.3
    Accounts due from Boeing and BCSC                                                               2.6                 -
    Other assets                                                                                   99.8                41.0
                                                                                         --------------------------------------
                                                                                         $      3,043.6     $       2,861.4
                                                                                         ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                             $        271.0     $         236.7
    Accounts payable and accrued expenses                                                          38.5                35.6
    Accounts due to Boeing and BCSC                                                                 -                   6.7
    Other liabilities                                                                              96.5                84.8
    Deferred income taxes                                                                         427.5               383.3
    Long-term debt:
      Senior                                                                                    1,741.8             1,678.7
      Subordinated                                                                                 44.9                54.9
                                                                                         --------------------------------------
                                                                                                2,620.2             2,480.7
                                                                                         --------------------------------------

    Commitments and contingencies - Note 10

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
         outstanding 10,000 shares                                                                 50.0                50.0
      Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                                       5.0                5.0
      Capital in excess of par value                                                               89.5               89.5
      Income retained for growth                                                                  278.9              236.2
                                                                                         --------------------------------------
                                                                                                  423.4              380.7
                                                                                         --------------------------------------
                                                                                         $      3,043.6     $      2,861.4
                                                                                         ======================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth

                                                                                         Years ended December 31,
(Dollars in millions)                                                           1999              1998                1997
--------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
   Finance lease income                                                    $      114.9      $      119.5      $       136.9
   Interest income on notes receivable                                             52.3              36.6               26.3
   Operating lease income, net of depreciation expense of
      $72.0, $70.6 and $61.1 in 1999, 1998 and 1997,
      respectively                                                                 64.2              67.7               56.7
   Net gain on disposal or re-lease of assets                                      51.7              33.4               21.0
   Other                                                                            2.1               2.9                5.5
                                                                           -----------------------------------------------------
                                                                                  285.2             260.1              246.4
                                                                           -----------------------------------------------------

EXPENSES
   Interest expense                                                               130.0             126.7              124.7
   Provision for losses                                                             7.4               7.4               11.5
   Operating expenses                                                              13.8              12.6               13.1
   Other                                                                            7.3               8.8                9.3
                                                                           -----------------------------------------------------
                                                                                  158.5             155.5              158.6
                                                                           -----------------------------------------------------
Income before provision for income taxes                                          126.7             104.6               87.8
Provision for income taxes                                                         48.5              33.1               31.7
                                                                           -----------------------------------------------------
Net income                                                                         78.2              71.5               56.1
Income retained for growth at beginning of year                                   236.2             208.6              181.0
Dividends                                                                         (35.5)            (43.9)             (28.5)
                                                                           -----------------------------------------------------
Income retained for growth at end of year                                  $      278.9      $      236.2      $       208.6
                                                                           =====================================================


See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                          Years ended December 31,
(Dollars in millions)                                                            1999              1998              1997
--------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                               $       78.2     $       71.5      $        56.1
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation expense - equipment under operating
             leases                                                                  72.0             70.6               61.1
          Net gain on disposal or re-lease of assets                                (51.7)           (33.4)             (21.0)
          Provision for losses                                                        7.4              7.4               11.5
          Change in assets and liabilities:
             Accounts with Boeing and BCSC                                           (9.3)           (30.5)              37.2
             Other assets                                                           (58.8)            (2.4)               3.1
             Accounts payable and accrued expenses                                    2.9            (13.5)               1.4
             Other liabilities                                                       11.7            (12.4)               7.2
             Deferred income taxes                                                   44.2             (5.0)              48.1
          Other, net                                                                 (3.5)            (1.0)              (0.7)
                                                                             ---------------------------------------------------
                                                                                     93.1             51.3              204.0
                                                                             ---------------------------------------------------

INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                            (20.6)           (51.9)             101.7
    Purchase of equipment for operating leases                                      (96.8)          (157.2)            (346.2)
    Proceeds from disposition of equipment, notes and leases
       receivable                                                                   211.5            323.7              177.4
    Collection of notes and leases receivable                                       343.1            235.9              209.6
    Acquisition of notes and leases receivable                                     (576.5)          (548.9)            (243.0)
                                                                             ---------------------------------------------------
                                                                                   (139.3)          (198.4)            (100.5)
                                                                             ---------------------------------------------------

FINANCING ACTIVITIES
    Net change in short-term notes payable                                           34.3             87.7              (12.3)
    Long-term debt:
       Proceeds                                                                     437.0            436.8              226.8
       Repayments                                                                  (383.0)          (352.3)            (267.3)
    Payment of cash dividends                                                       (35.5)           (43.9)             (28.5)
                                                                             ---------------------------------------------------
                                                                                     52.8            128.3              (81.3)
                                                                             ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  6.6            (18.8)              22.2
Cash and cash equivalents at beginning of year                                       20.3             39.1               16.9
                                                                             ---------------------------------------------------
Cash and cash equivalents at end of year                                     $       26.9     $       20.3      $        39.1
                                                                             ===================================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999


Note 1 -- Organization and Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial equipment leasing and financing. The Company's strategy is to (1) generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity and (2) to assist in arranging financing for Boeing's customers and to participate in such financing if the Company's minimum pricing/credit requirements are met.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 1998 were $25.8 million and $19.7 million, respectively. At December 31, 1999 and 1998, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $37.2 million and $34.1 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

Allowance for Losses on Financing Receivables The allowance for losses on financing receivables includes consideration of such factors as the risk of individual credits, economic and political conditions, guaranties, prior loss experience, past-due amounts, collateral value of the underlying equipment and results of periodic credit reviews.

Equipment Held for Sale or Re-lease Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease at the lower of the former receivable amount or estimated net realizable value. The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are reviewed for impairment by comparing undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

Equipment Under Operating Leases Rental equipment subject to operating leases is recorded at cost and depreciated over its useful life or lease term to an estimated salvage value, primarily on a straight-line basis. The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are reviewed for impairment by comparing undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

Income Taxes The operations of the Company are included in the consolidated federal income tax return of Boeing. McDonnell Douglas or Boeing presently charges or credits the Company for the corresponding increase or decrease in taxes (disregarding alternative minimum taxes) resulting from such inclusion. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts in excess of such forecast due in the year realized by Boeing.

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

Impact of Recently Issued Accounting Standards The Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," issued in June 1999. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. The standard is required to be adopted by the Company as of the beginning of fiscal year 2001. Management is currently in the process of determining the effect of the new standard on the financial statements.

Note 2 -- The Effects of the Boeing-McDonnell Douglas Merger

On August 1, 1997, the Boeing-McDonnell Douglas merger was consummated pursuant to an Agreement and Plan of Merger dated as of December 14, 1996, among Boeing, West Acquisition Corp., a wholly owned subsidiary of Boeing ("Sub"), and McDonnell Douglas (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub was merged into McDonnell Douglas, with McDonnell Douglas surviving as a wholly owned subsidiary of Boeing.

On October 4, 1999, Boeing announced its decision to consolidate its customer financing under one group. Boeing's press release explained that "Boeing Capital Corporation will continue as a wholly owned subsidiary of The Boeing Company, but will now integrate the existing financial services activities supporting commercial aircraft, military aircraft and missiles, and space and communication markets."

The Company and Boeing are presently working to implement the consolidation of financing activities and additional strategic decisions are being made as part of the implementation process. A significant portion of Boeing's portfolio of commercial aircraft financings having an approximate value of $3,000.0 million is expected to be transferred to the Company, although the definitive transfer documents have not yet been executed. The ultimate amount and terms of any such transfer are currently under consideration. However, such amount transferred is expected to be very significant in relation to the Company's existing portfolio.

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

In addition, Boeing, BCSC and the Company have entered into agreements (the "Boeing Operating Agreements"). The Boeing Operating Agreements have provisions relating to income taxes that are substantially similar to the Operating Agreement which, as discussed in the preceding paragraph, remains in effect. Amounts payable under the Boeing Operating Agreements take into account payments made under the Operating Agreement to avoid duplication. In no event will the Company receive an amount which is materially less, or be obligated to pay an amount which is materially greater, than it would have received, or been obligated to pay, under the Operating Agreement.

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

There can be no assurance, however, that these (and other) intercompany arrangements will not change from time to time. While it is difficult to predict the applicability of the alternative minimum tax to Boeing and the effect thereof under such informal arrangement, if Boeing were subject to alternative minimum tax liability for an extended period, it could have a material adverse impact on the competitiveness of the Company's pricing of new business and on the earnings of the Company.

Boeing has announced that it will not produce MD-80 and MD-90 aircraft after early 2000. Boeing has also stated that it plans to phase out production of the MD-11, with final deliveries now scheduled for 2001. The Company's commercial aircraft portfolio as of December 31, 1999 included 28 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $897.6 million in net asset value (30.9% of total Company portfolio). The Company's commercial aircraft portfolio as of December 31, 1998 included 32 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $963.8 million in net asset value (34.4% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing announcements as they become known or can be reasonably estimated. While management believes that current booked residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

Note 3 -- Investment in Finance Leases

The following lists the components of the investment in finance leases at December 31:

(Dollars in millions)                                                                        1999               1998
Minimum lease payments receivable                                                      $    1,678.3       $    1,760.7
Estimated residual value of leased assets                                                     420.2              378.9
Unearned income                                                                              (730.2)            (778.6)
Deferred initial direct costs                                                                   4.5                4.0
                                                                                       ------------------------------------
                                                                                       $    1,372.8       $    1,365.0
                                                                                       ====================================

The following lists the components of the investment in finance leases at December 31 that relate to aircraft leased by the Company under capital leases that have been subleased to others under finance leases:

(Dollars in millions)                                                                        1999               1998
Minimum lease payments receivable                                                      $      468.2        $      501.1
Estimated residual value of leased assets                                                      83.3                83.3
Unearned income                                                                              (229.5)             (252.4)
Deferred initial direct costs                                                                   1.0                 1.0
                                                                                       ------------------------------------
                                                                                       $      323.0        $      333.0
                                                                                       ====================================

At December 31, 1999, finance lease receivables of $9.5 million serve as collateral to senior long-term debt.

At December 31, 1999, finance lease receivables are due in installments as follows: 2000, $239.8 million; 2001, $204.8 million; 2002, $184.2 million; 2003,
$168.5 million; 2004, $151.2 million; 2005 and thereafter, $729.8 million.

Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 1999 and 1998, the carrying amount of this aircraft was $22.4 million and $24.7 million, respectively.

Note 4 -- Notes Receivable

The following lists the components of notes receivable at December 31:

(Dollars in millions)                                                                         1999              1998
Principal                                                                               $      703.3      $      542.7
Accrued interest                                                                                 5.2               3.6
Unamortized discount                                                                            (2.0)             (1.6)
Deferred initial direct costs                                                                    1.5               1.0
                                                                                        ------------------------------------
                                                                                        $      708.0      $      545.7
                                                                                        ====================================

At December 31, 1999,  notes  receivables  are due in  installments  as follows:
2000,  $71.1 million;  2001,  $86.0 million;  2002,  $57.8 million;  2003, $57.6 million; 2004, $105.0 million; 2005 and thereafter, $325.8 million.

Note 5 -- Allowance for Losses on Financing Receivables

Changes in the allowance for losses on financing receivables were as follows for the years ended December 31:

(Dollars in millions)                                                                          1999              1998
Allowance for losses on financing receivables at beginning of year                       $         62.1     $      55.9
Provision for losses                                                                                7.4             7.4
Write-offs, net of recoveries                                                                      (8.8)           (2.5)
Other                                                                                               -               1.3
                                                                                         -----------------------------------
Allowance for losses on financing receivables at end of year                             $         60.7     $      62.1
                                                                                         ===================================

Note 6 -- Equipment Under Operating Leases

Equipment under operating leases consisted of the following at December 31:

(Dollars in millions)                                                                          1999              1998
Commercial aircraft                                                                      $      622.8       $      668.0
Executive aircraft                                                                              286.3              289.3
Machine tools and production equipment                                                           60.3               56.2
Highway vehicles                                                                                 32.0               33.7
Printing equipment                                                                               10.3               27.2
Other                                                                                            29.0               25.3
                                                                                         -----------------------------------
                                                                                              1,040.7            1,099.7
Accumulated depreciation                                                                       (215.1)            (208.5)
Rentals receivable                                                                               15.8               15.3
Deferred lease income                                                                           (15.8)             (19.5)
Deferred initial direct costs                                                                     2.6                2.2
                                                                                         -----------------------------------
                                                                                         $      828.2       $      889.2
                                                                                         ===================================

At December 31, 1999, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 2000, $120.3 million; 2001, $97.4 million; 2002, $83.3 million; 2003, $73.6 million; 2004, $53.1 million; 2005 and thereafter, $312.8 million.

At December 31, 1999, equipment under operating leases of $68.9 million are assigned as collateral to senior long-term debt. Equipment under operating leases of $180.4 million at December 31, 1999, relate to commercial aircraft leased by the Company under capital lease obligations.

Note 7 -- Equipment Held for Sale or Re-Lease

Equipment held for sale or re-lease consisted of the following at December 31:

(Dollars in millions)                                                                         1999               1998
Commercial aircraft                                                                     $        43.5       $       51.6
Executive aircraft                                                                               22.2                -
Food processing equipment                                                                         -                  8.0
Printing equipment                                                                                -                  2.3
Other                                                                                             0.3                0.4
                                                                                        ------------------------------------
                                                                                        $        66.0       $       62.3
                                                                                        ====================================

Note 8 -- Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)                                                       1999               1998                1997
Current:
   Federal                                                            $       (3.2)      $        32.1       $      (21.3)
   State                                                                       7.5                 6.0                4.9
                                                                      --------------------------------------------------------
                                                                               4.3                38.1              (16.4)
Deferred:
   Federal                                                                    44.2                (5.0)              48.1
                                                                      --------------------------------------------------------
                                                                      $       48.5       $        33.1       $       31.7
                                                                      ========================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)                                                                          1999               1998
Deferred tax assets:
   Allowance for losses                                                                  $         21.3     $         21.7
   Other                                                                                            7.3                8.0
                                                                                         -------------------------------------
                                                                                                   28.6               29.7
                                                                                         -------------------------------------

Deferred tax liabilities:
   Leased assets                                                                                 (446.8)            (412.9)
   Other                                                                                           (9.3)              (0.1)
                                                                                         -------------------------------------
                                                                                                 (456.1)            (413.0)
                                                                                         -------------------------------------
Net deferred tax liability                                                               $       (427.5)    $       (383.3)
                                                                                         =====================================

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

(Dollars in millions)                                                          1999              1998              1997
Tax computed at federal statutory rate                                   $        44.3     $         36.6     $       30.7
State income taxes, net of federal tax benefit                                     4.9                3.9              3.2
Foreign sales corporation benefit                                                 (0.3)              (6.9)            (1.2)
Effect of investment tax credits                                                  (0.4)              (0.5)            (0.9)
Other                                                                              -                  -               (0.1)
                                                                         ------------------------------------------------------
                                                                         $        48.5     $         33.1     $       31.7
                                                                         ======================================================

The Company is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1993 through 1995. The results of the examination for the years 1986 through 1992 are in Appeals. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

The Company paid income tax payments to Boeing/McDonnell Douglas of $8.9 million and $46.6 million in 1999 and 1998, respectively. The Company received income tax payments from Boeing/McDonnell Douglas of $32.4 million in 1997. The Company paid income tax payments to other federal and state tax agencies of $1.3 million, $1.4 million and $1.7 million in 1999, 1998 and 1997, respectively.

Note 9 -- Indebtedness

Short-term notes payable consisted of the following at December 31:

                                                                                     December 31,
                                                            ---------------------------------------------------------------
                                                                                              Weighted Average Interest
(Dollars in millions)                                          Balance at End of Year            Rate at End of Year
                                                            ---------------------------------------------------------------
                                                                 1999            1998           1999           1998
Commercial paper                                            $      138.0    $      122.0           5.58  %         5.46 %
Uncommitted credit facilities                                       90.0            50.0           6.06            5.47
BCSC                                                                43.0            64.7           6.57            5.20
                                                            ------------------------------
                                                            $      271.0    $      236.7
                                                            ==============================

During 1996, BCSC and the Company amended their joint revolving credit agreement to provide, among other things, for increased borrowing capacity and to extend the maturity date to August 2001. Under the amended agreement, the Company may borrow a maximum of $240.0 million, reduced by BCSC borrowings under this same agreement, which are limited to $16.0 million. The interest rate, at the option of BCSC or the Company, is either a floating rate, generally based on a defined prime rate, or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at December 31, 1999 and 1998. At December 31, 1999 and 1998, borrowings under commercial paper totaling $138.0 million and $122.0 million, respectively, were supported by available unused commitments under the revolving credit agreement.

At December 31, 1999, the Company, had available approximately $90.0 million in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1999 and 1998, borrowings under these credit facilities totaled $90.0 million and $50.0 million, respectively.

On October 10, 1997, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of such debt securities in the form of the Company's Series X medium-term notes for the registered amount of $1.2 billion. As of December 31, 1999, the Company had issued and sold $1,008.4 million in aggregate principal amount of such notes, with $437.0 million of the notes being issued during 1999 at interest rates ranging from 5.56% to 7.64% and with maturities ranging from nine months to 14 years.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of its debt securities (SEC File No. 333-82391). The Company has not requested the SEC to declare such Registration Statement to be effective. The Company presently expects to commence utilizing the new shelf registration at the time of sale of the remaining $191.6 million of notes under its currently effective shelf registration.

Senior long-term debt consisted of the following at December 31:

(Dollars in millions)                                                                   1999                  1998
3.9% Notes due through 1999, net of discount based on imputed                    $                     $
   interest rates of 9.15% - 10.6%                                                             -                     1.1
5.75% - 6.875% Notes due through 2000, net of discount based on
   imputed interest rates of 9.75% - 11.4%                                                     -                     3.2
6.9% - 9.43% Notes due through 2001                                                           10.0                  33.5
13.84% - 14.28% Notes due through 2003, including a premium
   based on an imputed interest rate of 6.10%                                                 24.7                  30.0
6.0% - 8.25% Retail medium-term notes due through 2011                                        11.0                  11.3
5.56% - 10.05% Medium-term notes due through 2017                                          1,325.5               1,191.3
Capital lease obligations due through 2008                                                   370.6                 408.3
                                                                                 ------------------------------------------
                                                                                 $         1,741.8     $         1,678.7
                                                                                 ==========================================

At December 31, 1999 and 1998, subordinated long-term debt consisted of $44.9 million and $54.9 million, respectively, in medium-term notes due through 2004 with interest rates ranging from 6.41% to 8.31%.

As  of  December  31,  1999,   $34.7  million  of  senior   long-term  debt  was
collateralized by equipment. This debt is comprised of the 13.84% - 14.28% notes due through 2003 and the 6.9% - 9.43% notes due through 2001.

Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:

                                                                                      Long-Term              Capital
(Dollars in millions)                                                                   Debt                 Leases
2000                                                                             $        189.1        $         83.6
2001                                                                                      263.3                  64.2
2002                                                                                      173.9                  55.0
2003                                                                                      172.2                  60.0
2004                                                                                      128.6                  54.2
2005 and thereafter                                                                       494.7                 164.2
                                                                                 ------------------------------------------
                                                                                        1,421.8                 481.2
Deferred debt expenses                                                                     (5.7)                 (0.1)
Imputed interest                                                                            -                  (110.5)
                                                                                 ------------------------------------------
                                                                                 $      1,416.1        $        370.6
                                                                                 ==========================================

The provisions of various credit and debt agreements require the Company to maintain a minimum net worth, restrict indebtedness, and limit cash dividends and other distributions. Under the most restrictive provision, $150.1 million of the Company's income retained for growth was available for dividends at December 31, 1999. At December 31, 1999, the Company was in compliance with all its debt covenants.

Interest payments totaled $129.8 million in 1999, $123.0 million in 1998 and $124.4 million in 1997.

The derivative financial instruments held by the Company at December 31, 1999, consisted of specifically tailored interest rate swaps. The Company does not trade in derivatives for speculative purposes.

The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. The Company believes that the derivative instruments it holds present no market rate risk, as the interest rate swaps are matched with specific debt. Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. At December 31, 1999, the Company had interest rate swap agreements outstanding as follows:

                                        Contract Maturity    Notional Principal      Receive Rate        Pay Rate
(Dollars in millions)
Capital lease obligations                  2006 - 2008         $   322.6              Floating(1)    6.65% - 7.60%
Medium-term notes                          2000 - 2001              50.0             6.83% - 8.61%      Floating(1)
Medium-term notes                             2003                  30.0              Floating(1)         5.99%

(1)   Floating rates are based on LIBOR.

Note 10 -- Commitments and Contingencies

On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the allegations, but is unable to determine at this stage of discovery if the litigation will have any material adverse effect on its earnings, cash flow or financial position.

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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco has appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. Taking into account amounts reserved for litigation, the Company does not expect this litigation to have any material adverse effect on its earnings, cash flow or financial position.

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

On October 4, 1999, the Company, together with its new United Kingdom subsidiary, BCC (Aircraft Acquisitions) Limited, entered into an agreement to purchase from British Airways an aggregate of 34 used Boeing 757 aircraft for aggregate consideration of approximately $500 million. These aircraft will be purchased from time to time over approximately a three-year time period commencing in July 2000. The rights and obligations under this agreement were assigned to BCSC on March 23, 2000.

In October 1999, the Company, together with Boeing Aircraft Services, a division of Boeing, entered into a binding letter of intent (which is subject to, among other things, the negotiation and execution of definitive documentation) with DHL International Limited ("DHL") pursuant to which the 34 used 757s purchased from British Airways will be modified from a passenger to a freighter configuration and then delivered (sold and/or leased) to DHL from time to time over approximately a two-year period commencing approximately the second quarter of 2001. Pursuant to the letter of intent, eighteen of the 34 aircraft are subject to a firm commitment from DHL and the other 16 aircraft are subject to an option on DHL's part. At December 31, 1999, the Company had commitments of approximately $800.0 million to DHL. The rights and obligations under this agreement were assigned to BCSC on March 23, 2000.

Trans World Airlines, Inc. ("TWA") accounted for $147.3 million (5.1% of total Company portfolio) and $163.3 million (5.8% of total Company portfolio) at December 31, 1999 and 1998, respectively. TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, which restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face significant financial and operational challenges. In 1999, based on publicly available reports, TWA incurred a net loss of $353.4 million and its liquidity worsened as cash balances fell 29.0% below prior year levels to $180.4 million. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. McDonnell Douglas provides guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 1999, the maximum aggregate coverage under such guaranties was $41.7 million. As of the date hereof, TWA is current on its obligations to the Company. If, however, TWA were to default on its obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $170.2 million (5.9% of total Company portfolio) and $176.4 million (6.3% of total Company portfolio) at December 31, 1999 and 1998, respectively. Based on publicly available reports, World experienced losses in 1999 of $7.6 million and its year end cash balances fell 31.0% below prior year levels to $11.7 million.

The Company had leased six Embraer EMB-120 aircraft to Westair. As a result of Westair's cessation of operations at the end of May 1998, the lease agreements for such aircraft were terminated and the aircraft were returned to the Company. The Company has been remarketing these aircraft (along with other used EMB-120s it holds for sale or lease). During the second quarter of 1999, the Company adjusted the carrying value of the ex-Westair aircraft to approximate their fair value, resulting in a pre-tax loss of approximately $3.4 million, which is included in Other Expenses in the Consolidated Statements of Income and Income Retained for Growth. The Company does not expect the disposition of these aircraft to have a material adverse effect on the Company's earnings, cash flow or financial position.

In July 1998, the Company terminated early a lease agreement covering one used DC-10-30 aircraft. The Company has repossessed such aircraft and has been remarketing it in a currently weak market for this type of aircraft. On February 8, 2000, the Company entered into a modification agreement pursuant to which Boeing will convert the aircraft from passenger to freighter configuration for purposes of increased marketability. Taking into account a guaranty from McDonnell Douglas, the disposition of such aircraft is not expected to have a material adverse effect on the Company's earnings, cash flow or financial position.

At December 31, 1999 and 1998, the Company had commitments to provide leasing and other financing totaling $218.9 million and $163.3 million, respectively, excluding the commitments to DHL previously mentioned.

In conjunction with prior asset dispositions and certain guaranties, at December 31, 1999, the Company is subject to a maximum recourse of $44.9 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At December 31, 1999, the Company had guaranteed the repayment of $3.9 million in capital lease obligations associated with a 50% partner.

In connection with the implementation of the consolidation within the Company of Boeing's customer financing activities, the headquarters of the Company has been moved to Seattle, Washington, from Long Beach, California, with a principal office remaining in Long Beach, California. The Company's headquarters in Seattle, Washington, is being leased under a month-to-month lease agreement. The Company's principal office in Long Beach was leased from McDonnell Douglas under an operating lease agreement which expired in 1999. As of April 1999, the Company has been on a month-to-month lease with McDonnell Douglas. Rent expense for all office leases under operating lease agreements was $0.8 million during each of the years ended December 31, 1999, 1998 and 1997. At December 31, 1999, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated less than $0.1 million.

Note 11 -- Transactions with Boeing, McDonnell Douglas and BCSC

Accounts with Boeing and BCSC consisted of the following at December 31:

(Dollars in millions)                                                                      1999                   1998
Federal income tax payable                                                         $           2.7        $           0.7
State income tax (receivable) payable                                                        (11.7)                   5.8
Other payables                                                                                 6.4                    0.2
                                                                                   --------------------------------------------
Accounts (due from) due to Boeing and BCSC                                         $          (2.6)       $           6.7
                                                                                   ============================================

The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, the Company had borrowings of $43.0 million and $64.7 million were outstanding at December 31, 1999 and 1998, respectively.

In August 1998, the Company's lease agreements with P.T. Garuda ("Garuda") relating to two MD-11 aircraft were terminated and the aircraft, which were returned by Garuda in July 1998, were sold, at estimated fair value, to Boeing for an aggregate sales price of $162.8 million. The Company recorded a pretax gain of $3.3 million, which is included in net gain on disposal or re-lease of assets.

In March 1998, the Company entered into a lease agreement with Caledonian Airways Limited (Caledonian) covering a DC-10-30 aircraft which requires monthly rent payments of $0.4 million through 2004. Pursuant to a guaranty from McDonnell Douglas to the Company, McDonnell Douglas is to make supplemental rental payments to the Company of approximately $0.2 of the $0.4 million in monthly rental payments. At December 31, 1999 and 1998, the carrying amount of this aircraft was $20.1 million and $23.7 million, respectively.

During 1997, the Company purchased aircraft subject to leases from Boeing and McDonnell Douglas in the amount of $51.9 million. There were no such aircraft purchases from Boeing or McDonnell Douglas in 1998 or 1999. During 1999, 1998 and 1997, the Company recorded operating income from Boeing and McDonnell Douglas relating to financings aggregating $4.2 million, $7.1 million and $12.1 million, respectively.

In November 1997, the Company sold, at estimated fair value, an executive aircraft formerly leased to McDonnell Douglas to Boeing for $16.8 million. The Company recorded a pretax gain of $1.8 million in 1997, which was included in net gain on disposal or re-lease of assets.

At December 31, 1999 and 1998, $241.8 million and $284.5 million, respectively, was guaranteed by McDonnell Douglas for commercial aircraft financing. Fees related to these guaranties that were paid to McDonnell Douglas totaled $0.6 million, $1.0 million and $1.1 million in 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the Company collected $10.9 million, $12.3 million and $6.9 million, respectively, under these guaranties.

The Company's Series A Preferred Stock, owned entirely by BCSC, is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 1999 and 1998.

Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. Boeing generally charges the Company with the actual cost of these plans attributable to the Company's employees which are included with other Boeing charges for support services and reflected in operating expenses. Boeing charges for services provided during 1999, 1998 and 1997 totaled $0.8 million, $1.6 million and $1.3 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which are netted against operating expenses, amounting to $0.2 million, $0.6 million and $1.1 million in 1999, 1998 and 1997, respectively.

Note 12 -- Fair Value of Financial Instruments

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

Short-Term and Long-Term Debt Carrying amounts of borrowings include accrued interest and exclude netting of deferred debt costs. Carrying amounts of borrowings under the short-term revolving credit agreements approximate their fair value. The fair values of long-term debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analyses, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

Financing Commitments Risks associated with changes in interest rates are minimized during the commitment term because the rates are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.

Interest Rate Hedges The fair values of the Company's interest rate swaps are based on quoted market prices of comparable instruments.

The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                 1999                                   1998
                                               -------------------------------------------------------------------------------
                                                                Assets (Liabilities)                 Assets (Liabilities)
                                                             ---------------------------          ----------------------------
                                                  Notional      Carrying       Fair     Notional    Carrying        Fair
(Dollars in millions)                              Amount        Amount       Value      Amount      Amount        Value
ASSETS
    Cash and cash equivalents                    $     -        $    26.9    $   26.9    $   -      $     20.3   $    20.3
    Notes receivable                                   -            708.0       728.4        -           545.7       567.3

LIABILITIES
    Short-term notes payable to banks                  -           (271.6)     (271.6)       -          (237.0)     (237.0)
    Long-term debt:
       Senior, excluding capital lease
          obligations                                  -         (1,399.6)   (1,394.8)       -        (1,295.8)   (1,329.6)
       Subordinated                                    -            (46.5)      (48.7)       -           (56.8)      (60.5)

OFF-BALANCE SHEET INSTRUMENTS
    Commitments to extend credit                    (218.9)           -        (218.9)    (163.3)          -        (163.3)
    Interest rate swaps                              402.6            -           8.0      430.4           -         (16.1)


Note 13 -- Segment Information and Concentration of Credit Risk

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $295.8 million (10.2% of total Company portfolio) and $303.0 million (10.8% of total Company portfolio) at December 31, 1999 and 1998, respectively. The second largest commercial aircraft financing customer accounted for $170.2 million (5.9% of total Company portfolio) and $176.4 million (6.3% of total portfolio), at December 31, 1999 and 1998, respectively. The five largest commercial aircraft financing customers accounted for $840.9 million (28.9% of total Company portfolio) and $895.4 million (32.0% of total Company portfolio) at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, there were no significant concentrations by customer within the commercial equipment leasing portfolio.

In 1999, 1998 and 1997, a single aircraft financing customer accounted for 10.5%, 13.6% and 16.8%, respectively, of the Company's operating income. No other customer accounted for more than 10% of the Company's operating income.

The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years ending December 31 is as follows:


(Dollars in millions)                                                         1999               1998              1997
Operating income:
    Commercial aircraft financing                                        $       156.1      $       145.8     $        155.5
    Commercial equipment leasing                                                 128.5              113.5               88.0
    Other                                                                          0.1                0.3                2.6
    Corporate                                                                      0.5                0.5                0.3
                                                                         -----------------------------------------------------
                                                                         $       285.2      $       260.1     $        246.4
                                                                         =====================================================

Income (loss) before provision for income taxes:
    Commercial aircraft financing                                        $        77.7      $        58.9     $         58.7
    Commercial equipment leasing                                                  57.7               51.5               37.7
    Other                                                                         (0.1)               2.2               (0.2)
    Corporate                                                                     (8.6)              (8.0)              (8.4)
                                                                         -----------------------------------------------------
                                                                         $       126.7      $       104.6     $         87.8
                                                                         =====================================================

Identifiable assets at December 31:
    Commercial aircraft financing                                        $     1,502.5      $     1,632.5     $      1,728.8
    Commercial equipment leasing                                               1,529.8            1,223.1              973.3
    Other                                                                          2.4                1.1               17.9
    Corporate                                                                      8.9                4.7                2.8
                                                                         -----------------------------------------------------
                                                                         $     3,043.6      $     2,861.4     $      2,722.8
                                                                         =====================================================

Portfolio at December 31:
    Commercial aircraft financing                                        $     1,410.8      $     1,573.5     $      1,711.5
    Commercial equipment leasing                                               1,497.6            1,225.0              976.6
    Other                                                                          0.6                1.4               12.2
                                                                         -----------------------------------------------------
                                                                         $     2,909.0      $     2,799.9     $      2,700.3
                                                                         =====================================================

Depreciation expense - equipment under operating leases:
    Commercial aircraft financing                                        $        42.8      $        40.2     $         26.9
    Commercial equipment leasing                                                  29.2               30.4               34.2
                                                                         -----------------------------------------------------
                                                                         $        72.0      $        70.6     $         61.1
                                                                         =====================================================

Equipment acquired for operating leases, at cost:
    Commercial aircraft financing                                        $         -        $        75.3     $        146.5
    Commercial equipment leasing                                                  96.8               81.9              199.7
                                                                         -----------------------------------------------------
                                                                         $        96.8      $       157.2     $        346.2
                                                                         =====================================================

Operating income from financing of assets located outside the United States totaled $62.2 million, $64.5 million and $54.2 million in 1999, 1998 and 1997, respectively.

Boeing Capital Corporation and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts

(Dollars in millions)

  Allowance for
    Losses on           Balance at        Charged to
    Financing           Beginning          Costs and                                                   Balance at End
   Receivables           of Year           Expenses              Other           Deductions (1)            of Year
       1999          $       62.1       $       7.4         $       -           $       (8.8)        $        60.7

       1998          $       55.9       $       7.4         $       1.3         $       (2.5)        $        62.1

       1997          $       48.6       $      11.5         $      (1.7)        $       (2.5)        $        55.9

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
              Independent Auditors' Report...................................25
              Consolidated Balance Sheets at December 31, 1999 and 1998......26
              Consolidated Statements of Income and Income Retained for
              Growth for the Years Ended December 31, 1999,
              1998 and 1997..................................................27
              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997...............................28
              Notes to Consolidated Financial Statements.....................29

      2.      Financial Statement Schedules:

              Schedule II -- Valuation and Qualifying Accounts...............45

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

      10.1 Amended and Restated Operating Agreement, dated as of April 12, 1993, among McDonnell Douglas, the Company and MDFS, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, Amended and Restated Operating Agreement, dated as of August 1, 1997, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1997.

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

      12.     Computation of Ratio of Earnings to Fixed Charges.

      23.1    Independent Auditors' Consent.

      27.     Financial Data Schedule.

(b)           Reports on Form 8-K

              Form 8-K dated October 4, 1999, to report under Item 5, a press release entitled "Boeing Reorganizes Product Financing Services."

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Boeing Capital Corporation

                              By   /s/ STEVEN W. VOGEDING

                                   -----------------------------------------
                                   Steven W. Vogeding
    March 27, 2000                 Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                          Title                                  Date


         /s/ DEBORAH C. HOPKINS
------------------------------------------
           Deborah C. Hopkins                              Chairman and Director                     March 27, 2000
                                                                                                  ----------------------


         /s/ THOMAS J. MOTHERWAY
------------------------------------------
           Thomas J. Motherway                            President and Director                     March 27, 2000
                                                                                                  ----------------------
      (Principal Executive Officer)


         /s/ THEODORE J. COLLINS
------------------------------------------
           Theodore J. Collins                                   Director                            March 27, 2000
                                                                                                  ----------------------


           /s/ ALAN R. MULALLY                                   Director                            March 27, 2000
------------------------------------------                                                        ----------------------
             Alan R. Mulally


           /s/ JAMES F. PALMER
------------------------------------------
             James F. Palmer                                     Director                            March 27, 2000
                                                                                                  ----------------------


        /s/ WALTER E. SKOWRONSKI
------------------------------------------
          Walter E. Skowronski                                   Director                            March 27, 2000
                                                                                                  ----------------------


         /s/ STEVEN W. VOGEDING
------------------------------------------
           Steven W. Vogeding                   Vice President and Chief Financial Officer           March 27, 2000
                                                                                                  ----------------------
      (Principal Financial Officer)


         /s/ MAURA R. MIZUGUCHI
------------------------------------------
           Maura R. Mizuguchi                                   Controller                           March 27, 2000
                                                                                                   ----------------------
     (Principal Accounting Officer)
