Form 10-Q
period 2000-03-31
BOEING CAPITAL CORP
filed 2000-05-12
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

  ---------------------------------------------------------------------------

                                    Form 10-Q



 |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000

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

            500 Naches Ave., SW, 3rd Floor - Renton, Washington 98055
                    (Address of principal executive offices)
                                 (425) 393-0153
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at May 12, 2000:                      50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               March 31,       December 31,
(Dollars in millions, except stated value and par value)                         2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                         $       1,577.8   $       1,372.8
      Notes receivable                                                             1,042.4             708.0
                                                                           ------------------------------------
                                                                                   2,620.2           2,080.8
      Allowance for losses on financing receivables                                 (148.1)            (60.7)
                                                                           ------------------------------------
                                                                                   2,472.1           2,020.1
   Cash and cash equivalents                                                          38.6              26.9
    Equipment under operating leases, net                                          1,422.3             828.2
    Equipment held for sale or re-lease                                               54.9              66.0
    Accounts due from Boeing and BCSC                                                 35.9               2.6
    Other assets                                                                     104.4              99.8
                                                                           ------------------------------------
                                                                           $       4,128.2   $       3,043.6
                                                                           ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                               $         382.1   $         271.0
    Accounts payable and accrued expenses                                             24.8              38.5
    Other liabilities                                                                126.5              96.5
    Deferred income taxes                                                            438.1             427.5
    Long-term debt:
      Senior                                                                       1,717.9           1,741.8
      Intercompany                                                                   858.5               -
      Subordinated                                                                    44.9              44.9
                                                                           ------------------------------------
                                                                                   3,592.8           2,620.2
                                                                           ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                     50.0              50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                   5.0               5.0
      Capital in excess of par value                                                 184.6              89.5
      Income retained for growth                                                     295.8             278.9
                                                                           ------------------------------------
                                                                                     535.4             423.4
                                                                           ------------------------------------
                                                                           $       4,128.2   $       3,043.6
                                                                           ====================================
See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
(Dollars in millions)                                                            2000              1999
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Finance lease income                                                    $       32.8     $       29.2
    Interest income on notes receivable                                             26.9             12.6
    Operating lease income, net of depreciation expense                             31.4             16.7
    Net gain on disposal or re-lease of assets                                       3.1              7.4
    Other                                                                            0.5              0.4
                                                                           ------------------------------------
                                                                                    94.7             66.3
                                                                           ------------------------------------

EXPENSES
    Interest expense                                                                56.1             33.0
    Provision for losses                                                             2.3              1.7
    Operating expenses                                                               7.4              2.4
    Other                                                                            0.8              0.4
                                                                           ------------------------------------
                                                                                    66.6             37.5
                                                                           ------------------------------------
Income before provision for income taxes                                            28.1             28.8
Provision for income taxes                                                          10.3             11.1
                                                                           ------------------------------------
Net income                                                                          17.8             17.7
Income retained for growth at beginning of period                                  278.9            236.2
Dividends                                                                           (0.9)            (8.9)
                                                                           ====================================
Income retained for growth at end of period                                 $      295.8     $      245.0
                                                                           ====================================

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Three months ended
                                                                                       March 31,
(Dollars in millions)                                                           2000              1999
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                             $        17.8     $        17.7
    Adjustments  to  reconcile  net  income  to net cash  provided  by (used in)
       operating activities:
         Depreciation expense - equipment under operating
            leases                                                                  24.6              19.2
         Net gain on disposal or re-lease of assets                                 (3.1)             (7.4)
         Provision for losses                                                        2.3               1.7
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                           (18.0)              5.2
           Other assets                                                             (4.6)            (12.5)
           Accounts payable and accrued expenses                                   (16.0)            (17.8)
           Other liabilities                                                        (0.5)              9.9
           Deferred income taxes                                                    (6.7)              2.9
         Other, net                                                                 (9.0)             (1.1)
                                                                          -------------------------------------
                                                                                   (13.2)             17.8
                                                                          -------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                            (8.3)            (23.9)
    Purchase of net assets from Boeing                                          (1,261.9)              -
    Purchase of equipment for operating leases                                      (2.2)             (8.5)
    Proceeds from disposition of equipment, notes and
       leases receivable                                                           359.6              48.7
    Collection of notes and leases receivable                                       92.2              64.7
    Acquisition of notes and leases receivable                                     (86.5)           (115.0)
                                                                          -------------------------------------
                                                                                  (907.1)            (34.0)
                                                                          -------------------------------------
FINANCING ACTIVITIES
    Net change in short-term notes payable                                         111.1             (15.3)
    Long-term debt:
       Intercompany issuance for purchase of net assets from
         Boeing                                                                  1,261.9               -
       Proceeds                                                                      -                79.0
       Repayments                                                                 (486.0)            (51.5)
    Payment of cash dividends                                                        -                (8.0)
    Capital contribution from Boeing                                                45.0               -
                                                                          -------------------------------------
                                                                                   932.0               4.2
                                                                          -------------------------------------
Net increase (decrease) in cash and cash equivalents                                11.7             (12.0)
Cash and cash equivalents at beginning of year                                      26.9              20.3
                                                                          =====================================
Cash and cash equivalents at end of period                                 $        38.6     $         8.3
                                                                          =====================================


See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
(Dollars in millions)                                                                          2000
---------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING  ACTIVITIES FOR STOCK TRANSFER  INCLUDED IN THE
    PORTFOLIO ACQUISITION (SEE NOTE 1):
      Acquisition of leases receivable                                                $          (170.0)
                                                                                     ==========================
      Acquisition of accounts payable                                                 $             1.4
                                                                                     ==========================
      Acquisition of intercompany payables                                            $            60.1
                                                                                     ==========================
      Acquisition of long-term debt                                                   $            58.4
                                                                                     ==========================
      Capital contribution from Boeing for stock transfer                             $            50.1
                                                                                     ==========================

See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2000
(Unaudited)

Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000 as well as various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's customer financing portfolio, including lease and loan agreements and the related receivables and assets (the"Portfolio"). The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company has recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company will assume Boeing's deferred taxes with respect to the Portfolio. The statement should be read in conjunction with the notes to the Statements of Net Assets Acquired and Statements of Revenues, Direct Expenses and Identified Corporate Expenses included in the Company's Form 8-K dated April 13, 2000.

The pro forma unaudited consolidated results of operations as though the Portfolio had been acquired as of January 1, 1999 are estimated as follows:

                                                                                            Three Months
(Dollars in millions)                                                                   Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                              $           84.2
Net loss                                                                              $           (1.5)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.


Note 2 -- Credit Agreements and Long-Term Debt

As of March 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing has been made available to the Company. This new credit facility replaces the Company's former $240.0 million credit line which was terminated on March 30, 2000.

The provisions of the most restrictive debt covenant limit the Company's ability to pay cash dividends to the extent that the Company's consolidated assets remain at least equal to or more than 115% of its consolidated liabilities after dividend payments.


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

Viacao Aerea Rio-Grandense ("VARIG") accounted for $358.8 million (8.9% of total Company portfolio) as of March 31, 2000. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Accordingly, Boeing has provided the Company with a first loss deficiency guaranty covering the VARIG leases held by the Company, subject to a maximum coverage of 35% of the stipulated loss value of the leases.

World Airways, Inc. ("World") accounted for $173.0 million (4.3% of total Company portfolio) and $170.2 million (5.9% of total Company portfolio) at March 31, 2000 and December 31, 1999, respectively. Based on publicly available reports, World experienced another net loss in the first quarter of 2000 of $4.8 million.

Trans World Airlines, Inc. ("TWA") accounted for $147.3 million (3.6% of total Company portfolio) and $147.3 million (5.1% of total Company portfolio) at March 31, 2000 and December 31, 1999, respectively. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. Based on publicly available reports, in the first quarter of 2000, TWA incurred another net loss. McDonnell Douglas provides first loss deficiency guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At March 31, 2000, the maximum aggregate coverage under such guaranties was $41.5 million. As of the date hereof, TWA is current on its payment obligations to the Company. If, however, TWA were to default on its payment obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

At March 31, 2000, the Company had commitments to provide leasing and other financing totaling $1,019.6 million, $769.2 million of which related to financing new Boeing commercial aircraft. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

In conjunction with prior asset dispositions and certain guaranties, at March 31, 2000, the Company was subject to a maximum recourse of $3.9 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At March 31, 2000, the Company had guaranteed the repayment of $44.7 million in capital lease obligations associated with a 50% partner.

Note 4 - Subsequent Events

On April 24, 2000, the Company decided to continue to use and upgrade its historical lease administration system. Accordingly, the Company discontinued its project to convert to a new system, which project had been initiated in 1996. This decision will result in a $6.7 million write-off of the expenses relating to the new system conversion project in the second quarter of 2000.

Item 2.       Management's Analysis of Results of Operations

--------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty


From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Notes 3 and 4 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.
--------------------------------------------------------------------------------


Finance lease income increased $3.6 million (12.3%) from the first three months of 1999, primarily attributable to a comparable increase in finance leases as a result of the Portfolio acquisition (see Note 1 of the Notes to Consolidated Financial Statements in Item 1).

Interest on notes receivable increased $14.3 million (113.5%) from the first three months of 1999, primarily attributable to new volume of commercial finance (formerly referred to as commercial equipment leasing and financing) notes receivable and an increase in notes receivable as a result of the Portfolio acquisition.

Net operating lease income increased $14.7 million (88.0%) from the first three months of 1999, primarily attributable to an increase in operating leases as a result of the Portfolio acquisition.

Gain on disposal or re-lease of assets decreased $4.3 million (58.1%) from the first three months of 1999, primarily attributable to $4.1 million of income from a sale within the commercial finance portfolio in January 1999. The remaining decrease is attributable to other sales within the commercial aircraft portfolio in the first three months of 1999.

Interest expense increased $23.1 million (70.0%) from the first three months of 1999, primarily attributable to the debt issued in connection with the Portfolio acquisition.

Operating expenses increased $5.0 million (208.3%) from the first three months of 1999, primarily attributable to the addition of employees and nonrecurring professional service fees incurred in early 2000 for various project assistance.

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

As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000 as well as the various definitive asset transfer agreements dated as of March 31, 2000. Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's customer financing portfolio, including lease and loan agreements and the related receivables and assets. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company has recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company will assume Boeing's deferred taxes with respect to the Portfolio.

A portion of Boeing's unfunded commercial aircraft financing commitments existing as of March 31, 2000 of approximately $3,500.0 million may be funded by the Company, on a transaction by transaction basis, subject to approval of each transaction by the Company's investment committee (which may require credit enhancements from Boeing or other parties or other conditions the Company deems necessary to meet the Company's investment requirements).


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


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by segment.

Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                               March 31,       December 31,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Aircraft Financing
  Boeing aircraft financing
      Finance leases                                                       $       946.7     $       744.7
      Operating leases                                                           1,083.6             470.0
      Notes receivable                                                             329.3              51.8
                                                                           -----------------------------------
                                                                                 2,359.6           1,266.5
                                                                           -----------------------------------
  Other commercial aircraft financing
      Finance leases                                                               117.8             119.8
      Operating leases                                                              20.7              21.3
      Notes receivable                                                               3.0               3.2
                                                                           -----------------------------------
                                                                                   141.5             144.3
                                                                           -----------------------------------
Commercial Finance
    Finance leases                                                                 513.3             508.3
    Operating leases                                                               318.0             336.9
    Notes receivable                                                               709.6             652.4
                                                                           -----------------------------------
                                                                                 1,540.9           1,497.6
                                                                           -----------------------------------
Other                                                                                0.5               0.6
                                                                           ===================================
                                                                           $     4,042.5     $     2,909.0
                                                                           ===================================

New Business Volume

New business volume is summarized as follows:

                                                                                   Three months ended
                                                                                       March 31,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Boeing aircraft financing                                                   $        2.0       $        -
Commercial finance                                                                  86.7             122.1
                                                                           -----------------------------------
                                                                            $       88.7             122.1
                                                                           ===================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                              March 31,        December 31,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                $        60.7    $        62.1
Provision for losses                                                                 2.3              7.4
Write-offs, net of recoveries                                                        -               (8.8)
Allowance acquired from Boeing                                                      85.1              -
                                                                          ====================================
Allowance for losses on financing receivables at end of
    period                                                                 $       148.1    $        60.7
                                                                          ====================================

Allowance as a percentage of total receivables                                       5.7%             2.9%

Net write-offs as percent of average receivables                                        - %           0.4%

More than 90 days delinquent:
    Amount of delinquent installments                                      $         4.1    $         0.1
    Total receivables due from delinquent obligors                                  71.9              0.8
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                          2.7%             0.1%

Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the three months ended March 31, 2000 or 1999. Commercial finance had no net write-offs of receivables for the three months ended March 31, 2000 and had net write-offs of $5.4 million for the three months ended March 31, 1999.


Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

B.    Reports on Form 8-K

         Form 8-K dated April 13, 2000 to report under Item 2, the Portfolio acquisition and to report under Item 7 the pro forma financial information of the Portfolio acquisition.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                 Boeing Capital Corporation


May 12, 2000                     /s/ STEVEN W. VOGEDING
                                 __________________________________
                                 Steven W. Vogeding
                                 Vice President and Chief Financial
                                 Officer (Principal Financial Officer) and
                                 Registrant's Authorized Officer




                                 /s/ MAURA R. MIZUGUCHI
                                 __________________________________
                                 Maura R. Mizuguchi
                                 Controller (Principal Accounting Officer)