Form 10-Q
period 2000-06-30
BOEING CAPITAL CORP
filed 2000-08-14
CIK 711513

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

---------------------------------------------------------------------------

                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

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

            500 Naches Ave., SW, 3rd Floor - Renton, Washington 98055
                    (Address of principal executive offices)
                                 (425) 393-2914
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at August 14, 2000:                    50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets
                                                                                        June 30,        December 31,
(Dollars in millions, except stated value and par value)                                  2000              1999
------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                                  $       1,628.9  $        1,372.8
      Notes receivable                                                                      1,135.7             708.0
                                                                                    ------------------------------------
                                                                                            2,764.6           2,080.8
      Allowance for losses on financing receivables                                          (146.1)            (60.7)
                                                                                    ------------------------------------
                                                                                            2,618.5           2,020.1
   Cash and cash equivalents                                                                   41.1              26.9
    Equipment under operating leases, net                                                   1,475.5             828.2
    Equipment held for sale or re-lease                                                        54.9              66.0
    Accounts due from Boeing and BCSC                                                           5.1               2.6
    Other assets                                                                               90.0              99.8
                                                                                    ------------------------------------
                                                                                    $       4,285.1  $        3,043.6
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                        $         520.1  $          271.0
    Accounts payable and accrued expenses                                                      38.0              38.5
    Other liabilities                                                                         129.9              96.5
    Deferred income taxes                                                                     442.0             427.5
    Long-term debt:
      Senior                                                                                1,696.1           1,741.8
      Intercompany                                                                            858.5               -
      Subordinated                                                                             44.9              44.9
                                                                                    ------------------------------------
                                                                                            3,729.5           2,620.2
                                                                                    ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                              50.0              50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0               5.0
      Capital in excess of par value                                                          184.6              89.5
      Income retained for growth                                                              316.0             278.9
                                                                                    ------------------------------------
                                                                                              555.6             423.4
                                                                                    ------------------------------------
                                                                                    $       4,285.1  $        3,043.6
                                                                                    ====================================
See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)

                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
(Dollars in millions)                                      2000            1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------

REVENUES
    Finance lease income                               $       36.6     $      28.8      $      69.4    $       58.0
    Interest income on notes receivable                        27.9            12.7             54.8            25.3
    Operating lease income, net of depreciation
       expense                                                 31.7            16.6             63.1            33.3
    Net gain on disposal or re-lease of assets                  5.0             6.4              8.1            13.8
    Other                                                       3.5             0.6              4.0             1.0
                                                      -------------------------------------------------------------------
                                                              104.7            65.1            199.4           131.4
                                                      -------------------------------------------------------------------

EXPENSES
    Interest expense                                           53.0            31.5            109.1            64.5
    Provision for losses                                        2.5             1.9              4.8             3.6
    Operating expenses                                          8.3             2.7             15.7             5.1
    Other                                                       7.6             4.7              8.4             5.1
                                                      -------------------------------------------------------------------
                                                               71.4            40.8            138.0            78.3
                                                      -------------------------------------------------------------------
Income before provision for income taxes                       33.3            24.3             61.4            53.1
Provision for income taxes                                     12.2             9.1             22.5            20.2
                                                      -------------------------------------------------------------------
Net income                                                     21.1            15.2             38.9            32.9
Income retained for growth at beginning of
    period                                                    295.8           245.0            278.9           236.2
Dividends                                                      (0.9)           (8.9)            (1.8)          (17.8)
                                                      ===================================================================
Income retained for growth at end of period            $      316.0     $     251.3      $     316.0    $      251.3
                                                      ===================================================================

See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
(Dollars in millions)                                                                     2000               1999
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                       $        38.9     $        32.9
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense - equipment under operating leases                              46.5              37.8
         Net gain on disposal or re-lease of assets                                           (8.1)            (13.8)
         Provision for losses                                                                  4.8               3.6
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                                      12.8              (5.8)
           Other assets                                                                        9.8              (2.0)
           Accounts payable and accrued expenses                                              (1.9)             (2.2)
           Other liabilities                                                                   2.9               9.8
           Deferred income taxes                                                              (2.8)              8.5
         Other, net                                                                           (7.0)             (0.6)
                                                                                    -------------------------------------
                                                                                              95.9              68.2
                                                                                    -------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                                     (81.3)            (36.0)
    Purchase of net assets from Boeing                                                    (1,261.9)              -
    Purchase of equipment for operating leases                                               (59.1)            (18.7)
    Proceeds from disposition of equipment and leases receivable                              54.8              87.5
    Collection of notes and leases receivable                                                505.6             164.1
    Acquisition of notes and leases receivable                                              (285.8)           (197.7)
                                                                                    -------------------------------------
                                                                                          (1,127.7)             (0.8)
                                                                                    -------------------------------------
FINANCING ACTIVITIES
    Net change in short-term notes payable                                                   249.1             (48.8)
    Long-term debt:
       Intercompany issuance for purchase of net assets from Boeing                        1,261.9               -
       Proceeds                                                                               51.6             145.0
       Repayments                                                                           (559.8)           (145.9)
    Payment of cash dividends                                                                 (1.8)            (17.8)
    Capital contribution from Boeing                                                          45.0               -
                                                                                    -------------------------------------
                                                                                           1,046.0             (67.5)
                                                                                    -------------------------------------
Net increase (decrease) in cash and cash equivalents                                          14.2              (0.1)
Cash and cash equivalents at beginning of year                                                26.9              20.3
                                                                                    =====================================
Cash and cash equivalents at end of period                                           $        41.1     $        20.2
                                                                                    =====================================

See notes to consolidated financial statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
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
                                                                                     ==========================

There were no non-cash investing and financing activities for the six months ended June 30, 1999.

See notes to consolidated financial statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)

Note 1 -- Basis of Presentation

Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000 as well as various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company has recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company will assume Boeing's deferred taxes with respect to the Portfolio. The statements should be read in conjunction with the notes to the Statements of Net Assets Acquired and Statements of Revenues, Direct Expenses and Identified Corporate Expenses included in the Company's Form 8-K dated April 13, 2000.

The pro forma unaudited consolidated results of operations as though the Portfolio had been acquired as of January 1, 1999 are estimated as follows:


                                                                                             Six Months
(Dollars in millions)                                                                    Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                              $           209.6
Net income                                                                            $             7.1

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.


Note 2 -- Credit Agreements and Long-Term Debt

As of March 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing has been made available to the Company. This new credit facility replaces the Company's former $240.0 million credit line, which was terminated on March 30, 2000.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments.


Note 3 -- Commitments and Contingencies

Litigation

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

In December 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, among other things, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. On June 8, 2000, the Court of Appeals affirmed the Final Judgment. In July 2000, Aviaco filed a petition for rehearing. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any material adverse effect on its earnings, cash flow or financial position.

A number of other legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

Other

Viacao Aerea Rio-Grandense ("VARIG") accounted for $348.2 million (8.2% of total Company portfolio) as of June 30, 2000. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $170.4 million (4.0% of total Company portfolio) and $170.2 million (5.9% of total Company portfolio) at June 30, 2000 and December 31, 1999, respectively. Based on publicly available reports, World reported net income of $0.6 million for the second quarter of 2000 and a quarter-end cash position of $20.0 million, which is a 72% increase over its cash position at the end of 1999. World, however, is still reporting a total net loss of $4.1 million for the first half of 2000. McDonnell Douglas provides first loss deficiency and lease rental guaranties to the Company for certain obligations of World under various lease agreements between the Company and World. Taking into account the guaranties and collateral values, it is not expected that the World transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $146.4 million (3.5% of total Company portfolio) and $147.3 million (5.1% of total Company portfolio) at June 30, 2000 and December 31, 1999, respectively. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative. Based on publicly available information, in the second quarter of 2000, TWA incurred another net loss. McDonnell Douglas provides first loss deficiency guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At June 30, 2000, the maximum aggregate coverage under such guaranties was $41.5 million. As of the date hereof, TWA is current on its payment obligations to the Company. If, however, TWA were to default on its payment obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

At June 30, 2000, the Company had commitments to provide leasing and other financing totaling $1,339.1 million, $1,059.5 million of which related to financing new Boeing commercial aircraft. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

In conjunction with prior asset dispositions and certain guaranties, at June 30, 2000, the Company was subject to a maximum contingent liability of $43.7 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At June 30, 2000, the Company had guaranteed the repayment of $3.6 million in capital lease obligations associated with a 50% partner.

Item 2.       Management's Analysis of Results of Operations

--------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty


From  time to  time,  the  Company  may make  certain  statements  that  contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Notes 2 and 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.
--------------------------------------------------------------------------------


Finance lease income increased $11.4 million (19.7%) from the first six months of 1999, primarily attributable to a comparable increase in finance leases as a result of the Portfolio acquisition (see Note 1 of the Notes to Consolidated Financial Statements in Item 1).

Interest on notes receivable increased $29.5 million (116.6%) from the first six months of 1999, primarily attributable to new volume of commercial finance (formerly referred to as commercial equipment leasing and financing) notes receivable and an increase in notes receivable as a result of the Portfolio acquisition.

Net operating lease income increased $29.8 million (89.5%) from the first six months of 1999, primarily attributable to an increase in operating leases as a result of the Portfolio acquisition.

Gain on disposal or re-lease of assets decreased $5.7 million (41.3%) from the first six months of 1999, primarily attributable to $5.5 million of income from two sales within the commercial finance portfolio in the first half of 1999. The remaining decrease is attributable to other sales within the commercial aircraft portfolio and commercial finance portfolio in the first six months of 1999.

Other income increased $3.0 million (300.0%) from the first six months of 1999, primarily attributable to fee income of $2.1 million and $1.1 million in intercompany interest income earned on cash received by Boeing on the Company's behalf for payments on leases and loans included in the Portfolio acquisition.

Interest expense increased $44.6 million (69.2%) from the first six months of 1999, primarily attributable to the debt issued in connection with the Portfolio acquisition and a higher level of borrowings in 2000 as a result of increased financing activity.

Provision for losses increased $1.2 million (33.3%) from the first six months of 1999, primarily attributable to the increase in financing receivables as a result of the Portfolio acquisition.

Operating expenses increased $10.6 million (207.8%) from the first six months of 1999, primarily attributable to the addition of employees and nonrecurring professional service fees incurred in early 2000 for various project assistance.

Other expenses increased $3.3 million (64.7%) from the first six months of 1999, primarily attributable to a $6.7 million write-off of charges relating to the discontinuation of a new lease administration system conversion project in the second quarter of 2000, as compared to a $4.2 million write-down taken on aircraft returned to the Company in the second quarter of 1999.

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

A portion of Boeing's unfunded commercial aircraft financing commitments existing as of June 30, 2000 of approximately $3,700.0 million may be funded by the Company, on a transaction by transaction basis, subject to approval of each transaction by the Company's investment committee (which may require credit enhancements from Boeing or other parties or other conditions the Company deems necessary to meet the Company's investment requirements).

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to instruction H(2).


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

In December 1997, the Company filed a Motion for Judgment as a Matter of Law, arguing, among other things, to set aside the $10.0 million award as not being supported by the record evidence or by applicable law. On February 13, 1998, the Judge ruled in favor of the Company and set aside the $10.0 million award.

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. On June 8, 2000, the Court of Appeals affirmed the Final Judgment. In July 2000, Aviaco filed a petition for rehearing. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any material adverse effect on its earnings, cash flow or financial position.

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


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, and receivable write-offs, net of recoveries by segment.

Borrowing Operations

On October  10,  1997,  the  Company  filed  with the  Securities  and  Exchange
Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. The Company has authorized the sale and issuance from time to time at the Company's discretion of such debt securities in the form of Company's Series X medium-term notes for the registered amount of $1.2 billion. As of June 30, 2000, the Company issued $1,060.0 million in aggregate principal amount of such notes, at interest rates ranging from 5.35% to 7.64% and with maturities ranging from nine months to 14 years.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. On July 20, 2000, the Company filed Amendment No. 1 to Form S-3 Registration Statement which will permit the Company to offer the $2.5 billion together with the remaining $140.0 million from the October 10, 1997 Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. The Company plans to request the SEC to declare such amended Registration Statements to be effective in the third quarter of 2000.

As of March 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing has been made available to the Company. This new credit facility replaces the Company's former $240.0 million credit line, which was terminated on March 30, 2000. A copy of the Revolving Credit Agreement and related Borrower Subsidiary Letter are included with this report on Form 10-Q as Exhibit 10.


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                               June 30,        December 31,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Commercial Aircraft Financing
  Boeing commercial aircraft financing
      Finance leases                                                       $       925.9     $       744.7
      Operating leases                                                           1,104.0             470.0
      Notes receivable                                                             338.9              51.8
                                                                           -----------------------------------
                                                                                 2,368.8           1,266.5
                                                                           -----------------------------------
  Other commercial aircraft financing
      Finance leases                                                               114.7             119.8
      Operating leases                                                              25.6              21.3
      Notes receivable                                                               2.8               3.2
                                                                           -----------------------------------
                                                                                   143.1             144.3
                                                                           -----------------------------------
Commercial Finance
    Finance leases                                                                 588.3             508.3
    Operating leases                                                               345.9             336.9
    Notes receivable                                                               793.5             652.4
                                                                           -----------------------------------
                                                                                 1,727.7           1,497.6
                                                                           -----------------------------------
Other                                                                                0.5               0.6
                                                                           ===================================
                                                                           $     4,240.1     $     2,909.0
                                                                           ===================================



New Business Volume

New business volume is summarized as follows:

                                                                                    Six months ended
                                                                                        June 30,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Boeing commercial aircraft financing                                        $        2.0       $       2.5
Commercial finance                                                                 343.0             212.4
                                                                           -----------------------------------
                                                                            $      345.0       $     214.9
                                                                           ===================================




Analysis of Allowance for Losses on Financing Receivables and Credit Loss
Experience

                                                                               June 30,        December 31,
(Dollars in millions)                                                            2000              1999
--------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                $       60.7       $        62.1
Provision for losses                                                                4.8                 7.4
Net recoveries (write-offs)                                                         0.4                (8.8)
Allowance acquired from Boeing                                                     80.2                 -
                                                                          ------------------------------------
Allowance for losses on financing receivables at end of
    period                                                                 $      146.1       $        60.7
                                                                          ====================================

Allowance as a percentage of total receivables                                      5.3%                2.9%

Net write-offs as percent of average receivables                                   - %                  0.4%

More than 90 days delinquent:
    Amount of delinquent installments                                      $        2.5       $         0.1
    Total receivables due from delinquent obligors                                 48.8                 0.8
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                         1.8%                0.1%

Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the six months ended June 30, 2000 or 1999. Commercial finance had net recoveries of receivables of $0.4 million for the six months ended June 30, 2000 and had net write-offs of $5.6 million for the six months ended June 30, 1999.


Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 10.1 Revolving Credit Agreement.

         Exhibit 10.2 Borrower Subsidiary Letter.

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



                                   Boeing Capital Corporation

August 14, 2000                    /S/ STEVEN W. VOGEDING
                                   __________________________________
                                   Steven W.Vogeding
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer) and
                                   Registrant's Authorized Officer




                                   /S/ MAURA R. MIZUGUCHI
                                   __________________________________
                                   Maura R. Mizuguchi
                                   Controller (Principal Accounting Officer)