Form 10-Q
period 2000-09-30
BOEING CAPITAL CORP
filed 2000-11-13
CIK 711513

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                       OR

| | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _________________


                            -----------------------


                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

          Delaware                           95-2564584                        0-10795
(State or other jurisdiction               (I.R.S. Employer              (Commission File No.)
of Incorporation or Organization)          Identification No.)

            500 Naches Ave., SW, 3rd Floor -- Renton, Washington 98055
                    (Address of principal executive offices)
                                 (425) 393-2914
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Common shares outstanding at November 13, 2000:                    50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                     September 30,   December 31,
(Dollars in millions, except stated value and par value)                  2000           1999
---------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
   Financing receivables:
     Investment in finance leases                                    $     1,709.4  $     1,372.8
     Notes receivable                                                      1,197.5          708.0
                                                                     ------------------------------
                                                                           2,906.9        2,080.8
     Allowance for losses on financing receivables                          (138.6)         (60.7)
                                                                     ------------------------------
                                                                           2,768.3        2,020.1
   Cash and cash equivalents                                                  55.3           26.9
   Equipment under operating leases, net                                   1,517.6          828.2
   Equipment held for sale or re-lease                                        84.9           66.0
   Accounts due from Boeing and BCSC                                          20.2            2.6
   Other assets                                                               46.1           99.8
                                                                     ------------------------------
                                                                     $     4,492.4  $     3,043.6
                                                                     ==============================

LIABILITIES AND SHAREHOLDER'S EQUITY
   Short-term notes payable                                          $       110.0  $       271.0
   Accounts payable and accrued expenses                                      26.7           38.5
   Other liabilities                                                         130.1           96.5
   Deferred income taxes                                                     464.5          427.5
   Long-term debt:
     Senior                                                                3,155.0        1,741.8
     Subordinated                                                             25.0           44.9
                                                                     ------------------------------
                                                                           3,911.3        2,620.2
                                                                     ------------------------------

   Commitments and contingencies - Note 3

   Shareholder's equity:
     Preferred stock - no par value; authorized 100,000 shares:
       Series A; $5,000 stated value; authorized, issued and
       outstanding 10,000 shares                                              50.0           50.0
     Common stock - $100 par value; authorized 100,000
       shares; issued and outstanding 50,000 shares                            5.0            5.0
     Capital in excess of par value                                          184.6           89.5
     Income retained for growth                                              341.5          278.9
                                                                     ------------------------------
                                                                             581.1          423.4
                                                                     ------------------------------
                                                                     $     4,492.4  $     3,043.6
                                                                     ==============================

See notes to consolidated financial statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Income Retained for Growth
(Unaudited)


                                                Three months ended          Nine months ended
                                                   September 30,              September 30,
(Dollars in millions)                           2000         1999          2000           1999
----------------------------------------------------------------------------------------------------
REVENUES
   Finance lease income                      $      38.4   $     28.2    $    107.8  $      86.2
   Interest income on notes receivable              29.5         12.9          84.3         38.2
   Operating lease income, net of
     depreciation expense                           31.9         15.4          95.0         48.7
   Net gain on disposal or re-lease of
     assets                                          8.4          5.5          16.5         19.3
   Other                                             2.2          0.5           6.2          1.5
                                             ------------------------------------------------------
                                                   110.4         62.5         309.8        193.9
                                             ------------------------------------------------------

EXPENSES
   Interest expense                                 56.3         31.2         165.4         95.7
   Provision for losses                              2.6          1.9           7.4          5.5
   Operating expenses                                7.6          2.9          23.3          8.0
   Other                                             1.8          1.4          10.2          6.5
                                             ------------------------------------------------------
                                                    68.3         37.4         206.3        115.7
                                             ------------------------------------------------------
Income before provision for income taxes            42.1         25.1         103.5         78.2
Provision for income taxes                          15.8          9.6          38.3         29.8
                                             ------------------------------------------------------
Net income                                          26.3         15.5          65.2         48.4
Income retained for growth at beginning of
   period                                          316.0        251.3         278.9        236.2
Dividends                                           (0.8)        (8.8)         (2.6)       (26.6)
                                             ------------------------------------------------------
Income retained for growth at end of period  $     341.5   $    258.0    $    341.5  $     258.0
                                             ======================================================


See notes to consolidated financial statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                           Nine months ended
                                                                             September 30,
(Dollars in millions)                                                     2000           1999
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                         $      65.2   $      48.4
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation expense - equipment under operating leases               68.4          55.3
       Net gain on disposal or re-lease of assets                           (16.5)        (19.3)
       Provision for losses                                                   7.4           5.5
       Change in assets and liabilities:
         Accounts with Boeing and BCSC                                       (2.3)        (25.0)
         Other assets                                                        53.7         (29.8)
         Accounts payable and accrued expenses                              (14.0)        (19.5)
         Other liabilities                                                    3.1          13.2
         Deferred income taxes                                               19.7          34.4
       Other, net                                                           (21.7)         (2.6)
                                                                     -------------------------------
                                                                            163.0          60.6
                                                                     -------------------------------
INVESTING ACTIVITIES
   Net change in short-term notes and leases receivable                     (56.4)        (15.2)
   Purchase of net assets from Boeing                                    (1,261.9)          -
   Purchase of equipment for operating leases                              (199.4)        (19.2)
   Proceeds from disposition of equipment and leases receivable              70.7         128.2
   Collection of notes and leases receivable                                535.2         213.1
   Acquisition of notes and leases receivable                              (444.5)       (352.6)
                                                                     -------------------------------
                                                                         (1,356.3)        (45.7)
                                                                     -------------------------------
FINANCING ACTIVITIES
   Net change in short-term notes payable                                  (161.0)        (25.3)
   Long-term debt:
      Intercompany issuance for purchase of net assets from Boeing        1,261.9           -
      Proceeds                                                            1,551.6         267.0
      Repayments                                                         (1,474.0)       (242.9)
   Payment of cash dividends                                                 (1.8)        (25.7)
   Capital contribution from Boeing                                          45.0           -
                                                                     -------------------------------
                                                                          1,221.7         (26.9)
                                                                     -------------------------------
Net increase (decrease) in cash and cash equivalents                         28.4         (12.0)
Cash and cash equivalents at beginning of year                               26.9          20.3
                                                                     -------------------------------
Cash and cash equivalents at end of period                            $      55.3   $       8.3
                                                                     ===============================

See notes to consolidated financial statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                       Nine Months Ended
(Dollars in millions)                                                  September 30, 2000
-------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES FOR STOCK TRANSFER
  INCLUDED IN THE PORTFOLIO ACQUISITION (SEE NOTE 1):
     Acquisition of leases receivable                                  $        (170.0)
                                                                      =====================
     Acquisition of accounts payable                                   $           1.4
                                                                      =====================
     Acquisition of intercompany payables                              $          60.1
                                                                      =====================
     Acquisition of long-term debt                                     $          58.4
                                                                      =====================
     Capital contribution from Boeing for stock transfer               $          50.1
                                                                      =====================


There were no non-cash investing and financing activities for the nine months ended September 30, 1999.

See notes to consolidated financial statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2000
(Unaudited)

Note 1 -- Basis of Presentation

Boeing Capital Corporation (the "Company"), formerly McDonnell Douglas Finance Corporation, is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which in turn is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

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

The pro forma unaudited consolidated results of operations as though the Portfolio had been acquired as of January 1, 1999 are estimated as follows:


                                                           Nine Months Ended
(Dollars in millions)                                      September 30, 1999
--------------------------------------------------------------------------------
Revenues                                                  $   299.5
Net income                                                $    28.0

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

Note 2 -- Credit Agreements and Long-Term Debt

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing has been made available to the Company. This new credit facility replaces the Company's former $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments.

Note 3 -- Commitments and Contingencies

Litigation

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace
- Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plaintiff's allegations, but is unable to determine at this stage of the proceedings if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. On June 8, 2000, the Court of Appeals affirmed the Final Judgment. In July 2000, Aviaco filed a petition for rehearing. In October 2000, the Court denied Aviaco's petition. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any material adverse effect on its earnings, cash flow or financial position.

A number of other legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

Other

Viacao Aerea Rio-Grandense ("VARIG") accounted for $343.4 million (7.8% of total Company portfolio) as of September 30, 2000. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

World Airways, Inc. ("World") accounted for $168.3 million (3.8% of total Company portfolio) and $170.2 million (5.9% of total Company portfolio) at September 30, 2000 and December 31, 1999, respectively. Based on publicly available information, World reported net income of $19.7 million for the nine months ended September 30, 2000. During the third quarter 2000, World restated year-to-date results due to a significant positive accounting change of $22.2 million. McDonnell Douglas provides first loss deficiency and lease rental guaranties to the Company for certain obligations of World under various lease agreements between the Company and World. Taking into account the guaranties and collateral values, it is not expected that the World transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $135.3 million (3.1% of total Company portfolio) and $147.3 million (5.1% of total Company portfolio) at September 30, 2000 and December 31, 1999, respectively. In April 1999, Moody's Investors Service lowered TWA's Outlook from Stable to Negative. Based on publicly available information, in the third quarter of 2000, TWA incurred another net loss and reported a year-to-date net loss of $115.1 million for the nine months ended September 30, 2000. McDonnell Douglas provides first loss deficiency guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At September 30, 2000, the maximum aggregate coverage under such guaranties was $40.9 million. As of the date hereof, TWA is current on its payment obligations to the Company. If, however, TWA were to default on its payment obligations to the Company, this could have a material adverse effect on the Company's earnings, cash flow or financial position.

At September 30, 2000, the Company had commitments to provide leasing and other financing totaling $646.0 million, of which $317.6 million related to financing new Boeing commercial aircraft. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

In conjunction with prior asset dispositions and certain guaranties, at September 30, 2000, the Company was subject to a maximum contingent liability of $96.5 million. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

The Company leases aircraft under capital leases which have been subleased to others. At September 30, 2000, the Company had guaranteed the repayment of $3.6 million in capital lease obligations associated with a 50% partner.

ITEM 2.     MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty


From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Note 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of
Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of
Boeing relating to the Company, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.
--------------------------------------------------------------------------------

Finance lease income increased $21.6 million (25.0%) from the first nine months of 1999, primarily attributable to new volume of commercial finance leases and an increase in finance leases as a result of the Portfolio acquisition (see Note 1 of the Notes to Consolidated Financial Statements in
Item 1).

Interest on notes receivable increased $46.1 million (120.7%) from the first nine months of 1999, primarily attributable to new volume of commercial finance (formerly referred to as commercial equipment leasing and financing) notes receivable and an increase in notes receivable as a result of the Portfolio acquisition.

Net operating lease income increased $46.3 million (95.1%) from the first nine months of 1999, primarily attributable to an increase in operating leases as a result of the Portfolio acquisition.

Gain on disposal or re-lease of assets decreased $2.8 million (14.5%) from the first nine months of 1999, primarily attributable to three large sales within the commercial finance portfolio in the first nine months of 1999, as compared to the first nine months of 2000.

Other income increased $4.7 million (313.3%) from the first nine months of 1999, primarily attributable to $2.5 million of fee income, $1.1 million in intercompany interest income earned on cash received by Boeing on the Company's behalf for payments on leases and loans included in the Portfolio acquisition and $1.1 million in intercompany interest income on a note between the Company and BCSC.

Interest expense increased $69.7 million (72.8%) from the first nine months of 1999, primarily attributable to the debt incurred in connection with the Portfolio acquisition and a higher level of borrowings in 2000 as a result of increased financing activity.

Provision for losses increased $1.9 million (34.5%) from the first nine months of 1999, primarily attributable to the increase in financing receivables as a result of the Portfolio acquisition.

Operating expenses increased $15.3 million (191.3%) from the first nine months of 1999, primarily attributable to the addition of employees and nonrecurring professional service fees incurred in 2000 for various project assistance.

Other expenses increased $3.7 million (56.9%) from the first nine months of 1999, primarily attributable to a $6.7 million write-off of charges relating to the discontinuation of a new lease administration system conversion project in the second quarter of 2000, as compared to a $4.2 million write-down taken on aircraft returned to the Company in the second quarter of 1999.

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

A portion of Boeing's unfunded commercial aircraft financing commitments existing as of September 30, 2000 of approximately $7,428.3 million may be funded by the Company, on a transaction by transaction basis, subject to approval of each transaction by the Company's investment committee (which may require credit enhancements from Boeing or other parties or other conditions the Company deems necessary to meet the Company's investment requirements).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to instruction H(2).


                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace
- Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plaintiff's allegations, but is unable to determine at this stage of the proceedings if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

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

On March 2, 1998, the Judge entered a Final Judgment against the Company in the aggregate amount, including prejudgment interest, of approximately $2.8 million with post judgment interest thereon at the rate of 5.42% per annum. Aviaco appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. On June 8, 2000, the Court of Appeals affirmed the Final Judgment. In July 2000, Aviaco filed a petition for rehearing. In October 2000, the Court denied

Avaico's petition. Taking into account amounts reserved for this litigation, the Company does not expect such litigation to have any material adverse effect on its earnings, cash flow or financial position.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to instruction H(2).


ITEM 5.     OTHER INFORMATION

Summarized below is information on borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience, receivable write-offs, net of recoveries by segment and appointment of new officer.

Borrowing Operations

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which will permit the Company to offer the $2.5 billion together with the remaining $140.0 million from the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company issued $1.5 billion in senior global notes consisting of three tranches: $500.0 million Floating Rate Senior Notes due 2002, $500.0 million 7.10% Senior Notes due 2005 and $500.0 million 7.375% Senior Notes due 2010. The remaining $1.14 billion was allocated to a new medium-term note program. As of September 30, 2000, there were no issuances under this program.

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing has been made available to the Company. This new credit facility replaces the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000. The agreements relating to the new credit line are included with this report on Form 10-Q as Exhibit 10.1 and Exhibit 10.2.

Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                              September 30,  December 31,
(Dollars in millions)                                             2000           1999
-------------------------------------------------------------------------------------------
COMMERCIAL AIRCRAFT FINANCING
  Boeing commercial aircraft financing
     Finance leases                                           $     986.1   $     744.7
     Operating leases                                             1,085.3         470.0
     Notes receivable                                               353.2          51.8
                                                              -----------------------------
                                                                  2,424.6       1,266.5
                                                              -----------------------------
  Other commercial aircraft financing
     Finance leases                                                 111.5         119.8
     Operating leases                                                23.9          21.3
     Notes receivable                                                 2.7           3.2
                                                              -----------------------------
                                                                    138.1         144.3
                                                              -----------------------------
COMMERCIAL FINANCE
   Finance leases                                                   611.8         508.3
   Operating leases                                                 408.4         336.9
   Notes receivable                                                 841.1         652.4
                                                              -----------------------------
                                                                  1,861.3       1,497.6
                                                              -----------------------------
OTHER                                                                 0.5           0.6
                                                              -----------------------------
                                                              $   4,424.5   $   2,909.0
                                                              =============================


New Business Volume

New business volume is summarized as follows:

                                                                   Nine months ended
                                                                     September 30,
(Dollars in millions)                                             2000           1999
-------------------------------------------------------------------------------------------
Boeing commercial aircraft financing                          $      96.6   $       7.0
Other commercial aircraft financing                                   -             0.1
Commercial finance                                                  547.3         363.3
                                                              -----------------------------
                                                              $     643.9   $     370.4
                                                              =============================

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience


                                                             September 30,   December 31,
(Dollars in millions)                                             2000           1999
-------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
   of year                                                   $      60.7     $      62.1
Provision for losses                                                 7.4             7.4
Net write-offs                                                      (7.2)           (8.8)
Allowance acquired from Boeing                                      77.7               -
                                                             -----------------------------
Allowance for losses on financing receivables at end of
   period                                                    $     138.6     $      60.7
                                                             =============================

Allowance as a percentage of total receivables                       4.8%            2.9%

Net write-offs as percent of average receivables                     0.2%            0.4%

More than 90 days delinquent:
   Amount of delinquent installments                          $     10.7     $       0.1
   Total receivables due from delinquent obligors                  109.8             0.8
   Total receivables due from delinquent obligors
      as a percentage of total receivables                           3.8%            0.1%

Receivable Write-offs, Net of Recoveries by Segment

Commercial aircraft financing had no net write-offs of receivables for the nine months ended September 30, 2000 or 1999. Commercial finance had net write-offs of receivables of $7.2 million and $6.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

Appointment of New Officer

On November 1, 2000, James F. Palmer was elected President of the Company, replacing Thomas J. Motherway. Mr. Palmer, a senior vice president of Boeing and a member of the Executive Council of Boeing, has been a member of the Company's board of directors since November 1999. In his capacity as President of the Company, Mr. Palmer will report to the Office of the Chairman of Boeing. On October 31, 2000, Phil Condit, the CEO of Boeing, announced that "We are elevating the reporting level of Boeing Capital Corporation and moving Jim Palmer into the leadership position to enable us to use his strong financial and leadership skills to rapidly expand our position in this fast-growing, high-opportunity business area."

Item 6.     Exhibits and Reports on Form 8-K

A.   Exhibits

        Exhibit 10.1 Revolving Credit Agreement, dated September 27, 2000.

        Exhibit 10.2 Borrower Subsidiary Letter, dated September 27, 2000.

        Exhibit 12 Computation of Ratio of Income to Fixed Charges.

        Exhibit 27 Financial Data Schedule.

B.   Reports on Form 8-K

        Form 8-K dated September 18, 2000 to report under Item 5, the Operating Agreements entered into by the Company, BCSC and Boeing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                    BOEING CAPITAL CORPORATION

November 13, 2000                   /s/ STEVEN W. VOGEDING
                                    ---------------------------------------
                                    Steven W. Vogeding
                                    Vice President and Chief Financial
                                    Officer (Principal Financial Officer) and
                                    Registrant's Authorized Officer




                                    /s/ MAURA R. MIZUGUCHI
                                    -----------------------------------------
                                    Maura R. Mizuguchi
                                    Controller (Principal Accounting Officer)
                                    and Chief Operations Officer