Form 10-K405
period 2000-12-31
BOEING CAPITAL CORP
filed 2001-03-21
CIK 711513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File Number 0-10795

                            ------------------------

                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE
    (State or other jurisdiction of                         95-2564584
    Incorporation or Organization)             (I.R.S. Employer Identification No.)

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

                     COMMON STOCK, PAR VALUE $100 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 20, 2001, there were 50,000 shares of the Company's common stock outstanding.

    Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I

  Item 1.            Business....................................................      3
  Item 2.            Properties..................................................     16
  Item 3.            Legal Proceedings...........................................     17
  Item 4.            Submission of Matters to a Vote of Security Holders *

PART II

  Item 5.            Market for Registrant's Common Equity and Related
                       Stockholder Matter........................................     17
  Item 6.            Selected Financial Data.....................................     18
  Item 7.            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     18
  Item 7A.           Quantitative and Qualitative Disclosures About Market
                       Risk......................................................     22
  Item 8.            Financial Statements and Supplementary Data.................     22
  Item 9.            Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure..................................     41

PART III

  Item 10.           Directors and Executive Officers of the Registrant *
  Item 11.           Executive Compensation *
  Item 12.           Security Ownership of Certain Beneficial Owners and
                       Management *
  Item 13.           Certain Relationships and Related Transactions *

PART IV

  Item 14.           Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K..................................................     41
                     Signatures..................................................     45
                     Exhibits....................................................     46

------------------------

*   Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (together with its subsidiaries the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which, in turn, is wholly owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations at December 31, 2000 included two financial reporting segments: commercial aircraft financing and commercial finance (formerly commercial equipment leasing and financing). Currently, the commercial aircraft financing group ("CAF") is active in providing lease and debt financing to domestic and international airlines and the commercial finance group ("CFG") is active in providing lease and debt financing to a broad range of commercial and industrial customers. As of December 31, 2000, the Company had 143 employees. As of the filing date, the Company had 157 employees.

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

    As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000, as well as various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's aircraft customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). This transfer was not accounted for as new business volume. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company assumed Boeing's deferred taxes with respect to the Portfolio. The promissory notes were paid in full during the third quarter of 2000.

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

NEW BUSINESS VOLUME

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
(Dollars in millions)                            2000       1999       1998       1997       1996
---------------------                          --------   --------   --------   --------   --------
Commercial aircraft financing................  $1,001.7   $    7.0   $  201.6   $  176.3   $  475.3
Commercial finance...........................     710.7      664.9      491.0      414.8      392.0
                                               --------   --------   --------   --------   --------
                                               $1,712.4   $  671.9   $  692.6   $  591.1   $  867.3
                                               ========   ========   ========   ========   ========

PORTFOLIO BALANCES

                                                                   DECEMBER 31,
                                               ----------------------------------------------------
(Dollars in millions)                            2000       1999       1998       1997       1996
---------------------                          --------   --------   --------   --------   --------
Commercial aircraft financing................  $3,432.8   $1,410.8   $1,573.5   $1,711.5   $1,814.9
Commercial finance...........................   1,870.1    1,497.6    1,225.0      976.6      769.8
                                               --------   --------   --------   --------   --------
                                               $5,302.9   $2,908.4   $2,798.5   $2,688.1   $2,584.7
                                               ========   ========   ========   ========   ========

    Prior to 1995, the Company operated in three segments: CAF, CFG and non-core businesses. Non-core businesses represented market segments in which the Company is no longer active. At December 31, 2000 and 1999, the portfolio balances for non-core businesses totaled $0.5 million and $0.6 million, respectively.

    For financial information about the Company's segments, see Note 13 of "Notes to Consolidated Financial Statements" included in Item 8.

COMMERCIAL AIRCRAFT FINANCING SEGMENT

    CAF, primarily located at the Company's headquarters in Seattle, specializes in secured financing for customers acquiring aircraft. The Company's strategy is to (1) generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity and
(2) assist in arranging financing for Boeing's customers and participate in such financing if the Company's investment requirements are met. Approximately 45% of the value of the CAF portfolio, at December 31, 2000, is derived from aircraft manufactured by McDonnell Douglas. CAF also invests in used aircraft subject to leases to commercial airlines where such investments can be structured to provide a satisfactory return on invested equity.

    Boeing and BCSC had unfunded commercial aircraft financing commitments existing at December 31, 2000 of approximately $4,911.0 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

    Portfolio balances for the Company's CAF segment are summarized as follows:

COMMERCIAL AIRCRAFT PORTFOLIO BY AIRCRAFT TYPE

                                                                   DECEMBER 31,
                                               ----------------------------------------------------
(Dollars in millions)                            2000       1999       1998       1997       1996
---------------------                          --------   --------   --------   --------   --------
BOEING AIRCRAFT FINANCING:
  Finance leases.............................  $  977.2   $  744.7   $  803.3   $  964.9   $1,132.6
  Operating leases...........................   1,692.0      470.0      513.3      495.2      402.0
  Notes receivable...........................     595.0       51.8       82.9       61.9       82.9
                                               --------   --------   --------   --------   --------
                                                3,264.2    1,266.5    1,399.5    1,522.0    1,617.5
                                               --------   --------   --------   --------   --------
OTHER COMMERCIAL AIRCRAFT FINANCING:
  Finance leases.............................     107.7      119.8      131.6      133.3      136.9
  Operating leases...........................      58.4       21.3       30.4       51.9       56.0
  Notes receivable...........................       2.5        3.2       12.0        4.3        4.5
                                               --------   --------   --------   --------   --------
                                                  168.6      144.3      174.0      189.5      197.4
                                               --------   --------   --------   --------   --------
                                               $3,432.8   $1,410.8   $1,573.5   $1,711.5   $1,814.9
                                               ========   ========   ========   ========   ========

COMMERCIAL AIRCRAFT PORTFOLIO BY PRODUCT TYPE

                                                                   DECEMBER 31,
                                               ----------------------------------------------------
(Dollars in millions)                            2000       1999       1998       1997       1996
---------------------                          --------   --------   --------   --------   --------
AIRCRAFT LEASES:
  Finance leases
    Domestic.................................  $  844.8   $  723.2   $  786.9   $  863.1   $  950.0
    Foreign..................................     240.1      141.3      148.0      235.1      319.5
  Operating leases
    Domestic.................................     355.1      297.8      357.9      319.2      357.2
    Foreign..................................   1,395.3      193.5      185.8      227.9      100.8
                                               --------   --------   --------   --------   --------
                                                2,835.3    1,355.8    1,478.6    1,645.3    1,727.5
                                               --------   --------   --------   --------   --------
AIRCRAFT RELATED NOTES RECEIVABLE:
  Domestic...................................     247.4       31.4       33.5        2.2       22.6
  Foreign....................................     350.1       23.6       61.4       64.0       64.8
                                               --------   --------   --------   --------   --------
                                                  597.5       55.0       94.9       66.2       87.4
                                               --------   --------   --------   --------   --------
                                               $3,432.8   $1,410.8   $1,573.5   $1,711.5   $1,814.9
                                               ========   ========   ========   ========   ========

    At December 31, 2000, the Company's CAF portfolio was comprised of finance leases to 26 customers (19 domestic and seven foreign) with a carrying amount of $1,084.9 million (20.5% of total Company portfolio), notes receivable from 20 customers (five domestic and 15 foreign) with a carrying amount of $597.5 million (11.3% of total Company portfolio) and operating leases to 38 customers (eight domestic and 30 foreign) with a carrying amount of $1,750.4 million (33.0% of total Company portfolio).

    At December 31, 2000, 61.6% of the Company's total portfolio consisted of financings related to Boeing (including McDonnell Douglas) aircraft, compared with 43.6% and 50.0% in 1999 and 1998, respectively.

  -  FACTORS AFFECTING THE COMMERCIAL AIRCRAFT FINANCING PORTFOLIO

    A substantial portion of the Company's total portfolio is concentrated among the Company's CAF customers. The five largest CAF customers accounted for $1,221.6 million (23.0% of total Company portfolio) and $840.9 million (28.9% of total Company portfolio) at December 31, 2000 and 1999, respectively. Two of the Company's CAF customers each account for more than 5.0% of the total Company portfolio.

    The Company's largest customer, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $339.4 million (6.4% of total Company portfolio) at December 31, 2000. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

    The Company's second largest customer, Federal Express Corporation ("FedEx"), accounted for $288.8 million (5.5% of total Company portfolio) and $295.8 million (10.2% of total Company portfolio) at December 31, 2000 and 1999, respectively.

    Trans World Airlines, Inc. ("TWA"), which accounted for $134.5 million (2.5% of total Company portfolio) and $147.3 million (5.1% of total Company portfolio) at December 31, 2000 and 1999, respectively, filed for protection under Chapter 11 of the bankruptcy code on January 10, 2001. McDonnell Douglas provides first loss deficiency guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 2000, the maximum aggregate coverage under such guaranties was $40.5 million. The Company believes that the ultimate outcome of the TWA bankruptcy will not have a material adverse effect on the Company's earnings, cash flow or financial position. See Boeing's Form 10-K for the year ended December 31, 2000 (SEC File No. 01-00442) for Boeing's discussion on TWA.

  -  CURRENT COMMERCIAL AIRCRAFT MARKET CONDITIONS

    The Company's financial performance is dependent in part upon general economic conditions which may affect the profitability of the commercial airlines with which the Company does business. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. The Company continues to search for opportunities to expand its CAF portfolio while managing its portfolio with respect to concentration and certain exposure levels.

    The Company believes that realizable values for its aircraft at lease maturity are likely to remain above the values actually recorded, but this is subject to many uncertainties. If aircraft values decline and the Company is required, as a result of customer defaults, to repossess a substantial number of aircraft prior to the expiration of the related lease or financing, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flow or financial position.

    Boeing is no longer producing MD-80, MD-90 and MD-11 aircraft. The Company's CAF portfolio as of December 31, 2000 included 29 MD-80s, six MD-90s and 13 MD-11s, representing an aggregate of $1,451.2 million in net asset value (27.4% of total Company portfolio). The Company's CAF portfolio as of December 31, 1999 included 28 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $897.6 million in net asset value (30.9% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing as they become known or can be reasonably estimated. While management believes that currently recorded residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

    For further discussion on the commercial jet aircraft market and the airline industry, see "Competition and Economic Factors."

  -  COMMERCIAL AIRCRAFT LEASING

    The Company normally purchases commercial aircraft for lease to airlines only when such aircraft are subject to a signed lease contract. At December 31, 2000, the Company owned or participated in the ownership of 151 leased commercial aircraft.

  -  FACTORS AFFECTING COMMERCIAL AIRCRAFT FINANCING VOLUME

    In the fourth quarter of 1999, Boeing decided that the Company would assist and participate, as appropriate, in Boeing's customer financing. In view of Boeing's decision to consolidate its customer financing activities within the Company, the Company received in 2000 and is expected to continue to receive a large volume of new business opportunities. Boeing and BCSC had unfunded commercial aircraft financing commitments existing at December 31, 2000, of approximately $4,911.0 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements. Additionally, at December 31, 2000, the Company had commitments to provide leasing and other financing related to commercial aircraft totaling $1,020.0 million.

    The following table lists information on new business volume for the Company's CAF segment:

                                                                    YEARS ENDING DECEMBER 31,
                                                       ----------------------------------------------------
(Dollars in millions)                                    2000       1999       1998       1997       1996
---------------------                                  --------   --------   --------   --------   --------
BOEING AIRCRAFT FINANCING VOLUME:
  Finance leases.....................................  $   25.8     $ --      $ 78.3     $  7.1     $234.1
  Operating leases...................................     712.6       --        75.3      146.5      196.9
  Notes receivable...................................     230.8      7.0        25.5       18.2       24.2
                                                       --------     ----      ------     ------     ------
                                                          969.2      7.0       179.1      171.8      455.2
                                                       --------     ----      ------     ------     ------
OTHER COMMERCIAL AIRCRAFT FINANCING VOLUME:
  Finance leases.....................................        --       --        22.5        4.5       20.1
  Operating leases...................................      32.5       --          --         --         --
                                                       --------     ----      ------     ------     ------
                                                           32.5       --        22.5        4.5       20.1
                                                       --------     ----      ------     ------     ------
                                                       $1,001.7     $7.0      $201.6     $176.3     $475.3
                                                       ========     ====      ======     ======     ======

  -  COMMERCIAL AIRCRAFT FINANCING GUARANTIES

    At December 31, 2000, the Company had $800.9 million of guaranties in its favor with respect to its CAF portfolio relating to transactions with a carrying amount of $1,546.6 million (45.1% of CAF portfolio). The following table summarizes such guaranties:

                                                              DOMESTIC   FOREIGN
(Dollars in millions)                                         AIRLINES   AIRLINES    TOTAL
---------------------                                         --------   --------   --------
AMOUNTS GUARANTEED BY:
  Boeing....................................................   $ 31.3     $290.3     $321.6
  McDonnell Douglas.........................................    207.3       14.0      221.3
  Other(1)..................................................     54.9      203.1      258.0
                                                               ------     ------     ------
                                                               $293.5     $507.4     $800.9
                                                               ======     ======     ======

------------------------

(1) Includes guaranties made by parent and other entities affiliated with the primary obligor as well as various third parties.

COMMERCIAL FINANCE SEGMENT

    CFG specializes in secured financing arrangements, such as lease financing as well as loans secured by personal property or real estate. In addition, CFG participates in senior secured bank loans. CFG obtains its business primarily through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; Austin, Texas; and New York, New York. CFG specializes in leasing and financing of commercial equipment such as executive aircraft, production equipment, transportation equipment, printing equipment and other types of equipment which it believes will maintain strong collateral and residual values. Terms are generally between three and ten years and transaction sizes usually range between $5.0 million and $50.0 million.

    Portfolio balances for the Company's CFG segment are summarized as follows:

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
(Dollars in millions)                               2000       1999       1998       1997       1996
---------------------                             --------   --------   --------   --------   --------
Finance leases..................................  $  585.7   $  508.3   $  430.1    $410.9     $361.7
Operating leases................................     400.7      336.9      345.5     375.1      231.5
Notes receivable................................     883.7      652.4      449.4     190.6      176.6
                                                  --------   --------   --------    ------     ------
                                                  $1,870.1   $1,497.6   $1,225.0    $976.6     $769.8
                                                  ========   ========   ========    ======     ======

  -  FACTORS AFFECTING THE COMMERCIAL FINANCE PORTFOLIO

    The Company's CFG portfolio is diversified among executive aircraft, production equipment, transportation equipment, printing equipment and other equipment types. Executive aircraft represent the highest concentration, accounting for $507.5 million (9.6% of total Company portfolio) and $286.3 million (9.8% of total Company portfolio) at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, no single CFG customer represented a significant portion of the Company's total portfolio. Executive aircraft financing, as well as the rest of the CFG portfolio, is dependent in part upon general economic conditions which may affect the profitability of the Company's customers and residual value of the equipment financed by CFG. The Company believes that realizable values at lease maturity for its commercial equipment are generally likely to remain above the values actually recorded, but this is subject to many uncertainties including economic conditions.

  -  FACTORS AFFECTING COMMERCIAL FINANCE VOLUME

    The particular portion of the commercial finance market in which the Company generally operates is highly competitive. In 2000, CFG recorded $710.7 million of new business volume. As shown in the following table, a significant portion of the new CFG business volume in recent years has consisted of secured loans rather than lease financings. Of the $710.7 million in new business volume for CFG in 2000, $407.7 million (57.4%) represented loans rather than true leases.

    In 2000, of the $710.7 million in new business volume for CFG, $99.0 million (13.9%) represented business with foreign lessees or borrowers. In 1999, of the $664.9 million in new business volume for CFG, $104.0 million (15.6%) represented business with foreign lessees or borrowers. For discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings." At December 31, 2000, the CFG segment had commitments to provide leasing and other financing of $406.6 million, compared to $212.4 million at December 31, 1999. The Company's ability to compete in the commercial finance market is dependent to a significant extent upon its comparative borrowing costs relative to its competitors. See "Borrowing Operations."

    The following lists information on new business volume for the Company's CFG segment:

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
(Dollars in millions)                                   2000       1999       1998       1997       1996
---------------------                                 --------   --------   --------   --------   --------
Finance leases......................................   $151.0     $194.1     $ 91.8     $109.5     $160.9
Operating leases....................................    152.0       96.8       81.9      199.7      107.0
Notes receivable....................................    407.7      374.0      317.3      105.6      124.1
                                                       ------     ------     ------     ------     ------
                                                       $710.7     $664.9     $491.0     $414.8     $392.0
                                                       ======     ======     ======     ======     ======

CROSS-BORDER OUTSTANDINGS

    The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk"--economic and political risk factors specific to the country of the borrower which may make the borrower unable or unwilling to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability.

    Approximately 41.8% of the total Company portfolio at December 31, 2000, consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and in management's opinion, related risks are adequately covered by guaranties and allowance for losses. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The countries in which the Company's cross-border outstandings exceeded 1.0% of consolidated assets, net of domestic guaranties, consisted of the following at December 31, 2000, 1999 and 1998:

                                                                      DECEMBER 31,
                                                ---------------------------------------------------------
(Dollars in millions)                           FINANCE      NOTES      OPERATING              % OF TOTAL
COUNTRY                                          LEASES    RECEIVABLE    LEASES      TOTAL     PORTFOLIO
-------                                         --------   ----------   ---------   --------   ----------
2000
Mexico........................................   $118.1      $ 80.6      $ 38.4     $  237.1       4.5%
Austria.......................................       --        76.6       153.9        230.5       4.3
Belgium.......................................       --          --       143.8        143.8       2.7
Brazil........................................     51.5        16.3        71.6        139.4       2.6
Spain.........................................     70.1        24.7        25.3        120.1       2.3
South Korea...................................       --        67.2        41.0        108.2       2.0
United Kingdom................................       --        26.4        37.5         63.9       1.2
India.........................................       --        18.1        43.9         62.0       1.2
                                                 ------      ------      ------     --------      ----
                                                 $239.7      $309.9      $555.4     $1,105.0      20.8%
                                                 ======      ======      ======     ========      ====
1999
Mexico........................................   $126.5      $ 34.2      $   --     $  160.7       5.5%
India.........................................       --        18.1        46.2         64.3       2.2
Brazil........................................     52.6         3.8          --         56.4       1.9
Sweden........................................       --          --        46.5         46.5       1.6
Spain.........................................       --          --        34.0         34.0       1.2
Italy.........................................       --         1.7        30.1         31.8       1.1
                                                 ------      ------      ------     --------      ----
                                                 $179.1      $ 57.8      $156.8     $  393.7      13.5%
                                                 ======      ======      ======     ========      ====
1998
Mexico........................................   $132.8      $ 48.0      $   --     $  180.8       6.5%
Sweden........................................       --          --        50.1         50.1       1.8
India.........................................       --          --        48.6         48.6       1.7
Italy.........................................       --         2.6        34.9         37.5       1.3
Spain.........................................       --          --        36.4         36.4       1.3
                                                 ------      ------      ------     --------      ----
                                                 $132.8      $ 50.6      $170.0     $  353.4      12.6%
                                                 ======      ======      ======     ========      ====

    At December 31, 2000, the Company had customer outstandings between 0.75% and 1.0% of the Company's total assets in Germany, Australia and Sweden, with net carrying amounts of $56.3 million, $46.8 million and $44.2 million, respectively. At December 31, 1999, the Company had customer outstandings between 0.75% and 1.0% of the Company's total assets in Canada and the British West Indies, with net carrying amounts of $23.6 million and $25.6 million, respectively. At December 31, 1998, the Company had customer outstandings between 0.75% and 1.0% of the Company's total assets in Canada and the United Kingdom, with net carrying value amounts of $25.6 million and $25.1 million, respectively.

MATURITIES AND SENSITIVITY TO INTEREST RATE CHANGES

    The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign financing receivables at December 31, 2000:

(Dollars in millions)                                         DOMESTIC   FOREIGN     TOTAL
---------------------                                         --------   --------   --------
MATURITY DISTRIBUTION
  2001......................................................  $  438.6   $  352.8   $  791.4
  2002......................................................     274.3       77.3      351.6
  2003......................................................     224.4       72.4      296.8
  2004......................................................     249.6       81.9      331.5
  2005......................................................     298.6       84.8      383.4
  2006 and thereafter.......................................   1,097.3      276.1    1,373.4
                                                              --------   --------   --------
                                                              $2,582.8   $  945.3   $3,528.1
                                                              ========   ========   ========
FINANCING RECEIVABLES DUE 2002 AND THEREAFTER
  Fixed interest rates......................................  $1,728.2   $  186.7   $1,914.9
  Variable interest rates...................................     416.0      405.8      821.8
                                                              --------   --------   --------
                                                              $2,144.2   $  592.5   $2,736.7
                                                              ========   ========   ========

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND CREDIT LOSS EXPERIENCE ANALYSIS OF ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

                                                                              DECEMBER 31,
                                                          ----------------------------------------------------
(Dollars in millions)                                       2000       1999       1998       1997       1996
---------------------                                     --------   --------   --------   --------   --------
Allowance for losses on financing receivables at
  beginning of year.....................................   $ 60.7     $62.1      $55.9      $48.6      $42.3
Provision for losses....................................     10.2       7.4        7.4       11.5       14.2
Write-offs, net of recoveries...........................    (12.4)     (8.8)      (2.5)      (2.5)      (6.0)
Allowance acquired from Boeing..........................     77.9        --         --         --         --
Other...................................................       --        --        1.3       (1.7)      (1.9)
                                                           ------     -----      -----      -----      -----
Allowance for losses on financing receivables at end of
  year..................................................   $136.4     $60.7      $62.1      $55.9      $48.6
                                                           ======     =====      =====      =====      =====

Allowance as percent of total receivables...............      4.3%      2.9%       3.3%       3.1%       2.5%
Net write-offs as percent of average receivables........      0.5%      0.4%       0.1%       0.1%       0.3%
More than 90 days delinquent:
  Amount of delinquent installments.....................   $  8.7     $ 0.1      $ 0.1      $ 1.5      $ 1.6
  Total receivables due from delinquent obligors........   $129.2     $ 0.8      $ 1.0      $ 5.8      $ 9.7
  Total receivables due from delinquent obligors as a
    percentage of total receivables.....................      4.1%      0.1%       0.1%       0.3%       0.5%

    The portfolio at December 31, 2000 included three airline obligors to which payment extensions had been granted. At December 31, 2000, payments so extended amounted to $15.1 million, and the aggregate carrying amount of the related receivables was $266.3 million.

RECEIVABLE WRITE-OFFS, NET OF RECOVERIES BY SEGMENT

    The CFG segment had $12.4 million, $8.2 million and $2.3 million in net write-offs (0.9%, 0.8% and 0.3% of CFG average receivables), while the CAF segment had no net write-offs of receivables for the years ended December 31, 2000, 1999 and 1998, respectively.

    In its analysis of the allowance for losses on financing receivables, the Company has taken into consideration the current economic and market conditions and provided for losses of $10.2 million for the year ended December 31, 2000, and $7.4 million in each of the years ended December 31, 1999 and 1998. The Company believes that the allowance for losses on financing receivables is adequate at December 31, 2000 to cover potential losses in the Company's total receivables. If, however, certain major customers defaulted and the Company was forced to repossess and dispose of significant amounts of aircraft or equipment, losses in excess of the allowance could be incurred, which would be charged directly against earnings.

    The Company's receivable write-offs, net of recoveries, increased in 2000, as compared to 1999, primarily attributable to certain CFG customer defaults which occurred in 2000.

NONACCRUAL AND PAST DUE FINANCING RECEIVABLES

    Financing receivables accounted for on a nonaccrual basis consisted of the following at December 31:

(Dollars in millions)                                           2000             1999
---------------------                                         --------         --------
Domestic....................................................   $20.8            $26.1
Foreign.....................................................    10.1               --
                                                               -----            -----
                                                               $30.9            $26.1
                                                               =====            =====

    Interest on receivables which are contractually past due 90 days or more as to principal and interest payments is accrued as follows at December 31:

(Dollars in millions)                                           2000             1999
---------------------                                         --------         --------
Domestic....................................................    $0.7             $0.2
Foreign.....................................................     0.2               --
                                                                ----             ----
                                                                $0.9             $0.2
                                                                ====             ====

BORROWING OPERATIONS

    The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 8 of "Notes to Consolidated Financial Statements" included in Item 8.

    As of September 27, 2000, $1.0 billion of Boeing's 364-day revolving credit line was made available to the Company. This new credit facility replaces the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. The agreements relating to the new credit line are included with this Report on Form 10-K as Exhibits 10.8 and 10.9. At
December 31, 2000, there were no amounts outstanding under this agreement.

    At December 31, 2000 and 1999, borrowings under commercial paper totaling $652.9 million and $138.0 million, respectively, were supported by available unused commitments under Boeing's 364-day agreement. At December 31, 2000 and 1999, the Company also had available approximately $60.0 million and $90.0 million, respectively, in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree.

    On October 10, 1997, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. As of December 31, 2000, the Company had issued and sold $1,060.0 million in aggregate principal amount of Series X medium-term notes under this shelf registration, with a $51.6 million variable rate note being issued during 2000 with a maturity of one year.

    On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which would permit the Company to offer the $2.5 billion together with the remaining $140.0 million from the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of December 31, 2000, the Company had issued and sold $500.0 million in aggregate principal amount of such notes, at interest rates ranging from 6.35% to 6.68% and with maturities ranging from three to seven years.

    On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011.

    The following table sets forth the average debt of the Company by borrowing classification:

(Dollars in millions)

                         AVERAGE      AVERAGE
     YEARS ENDED        SHORT-TERM   LONG-TERM    AVERAGE
    DECEMBER 31,           DEBT        DEBT      TOTAL DEBT
---------------------   ----------   ---------   ----------
        2000              $410.8     $2,846.5     $3,257.3
        1999               193.9      1,760.4      1,954.3
        1998               134.6      1,646.2      1,780.8
        1997               114.0      1,606.2      1,720.2
        1996                49.5      1,501.0      1,550.5

    The weighted average interest rates on all outstanding indebtedness computed for the relevant period were as follows:

                        WEIGHTED AVERAGE   WEIGHTED AVERAGE   WEIGHTED AVERAGE
     YEARS ENDED           SHORT-TERM         LONG-TERM          TOTAL DEBT
    DECEMBER 31,         INTEREST RATE      INTEREST RATE      INTEREST RATE
---------------------   ----------------   ----------------   ----------------
        2000                  5.99%              7.19%              7.04%
        1999                  5.24               6.81               6.65
        1998                  5.83               7.21               7.12
        1997                  5.72               7.34               7.25
        1996                  5.66               7.60               7.56

    The Company's access to capital at rates that allow for a reasonable return on new business is affected by credit rating agencies' ratings of the Company's debt.

    On July 20, 2000, Moody's Investors Service ("Moody's") announced that it upgraded the long-term ratings of the Company's senior unsecured debt to A2 from A3 and subordinated debt to A3 from Baa1. Moody's said that, "This rating action reflects Boeing Capital's increased strategic importance within the Boeing group of companies."

    On November 23, 1999, Standard & Poor's Corporation ("Standard & Poor's") announced that it raised its credit ratings on the Company. The ratings of the Company's senior unsecured debt, subordinated debt and commercial paper were raised from A+ to AA-, A to A+ and A-1 to A-1+, respectively. Standard & Poor's said, "the upgrade to the level of the parent, Boeing Co. is based on a reorganization and consolidation of Boeing's product financing activities into a newly restructured, wholly owned subsidiary, Boeing Capital."

    Although security ratings impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

COMPETITION AND ECONOMIC FACTORS

    The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its commercial aircraft financing and commercial finance segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and the ability of the Company to utilize tax benefits attendant to leasing. See "Commercial Finance Segment--Factors Affecting Commercial Finance Volume," "Relationship With Boeing, McDonnell Douglas and BCSC" and "Borrowing Operations." Competitive factors also include, among other things, the Company's ability to be relatively flexible in its structuring arrangements with new and existing customers. Although the Company is particularly subject to risks inherent in the airline and aircraft manufacturing industries, the ability of the Company to generate new business is also dependent upon, among other factors, the capital equipment requirements of United States and foreign businesses and the availability of capital.

    Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation and regulations for noise abatement which now prohibit the use of older, noisier (Stage 2) aircraft in the United States, or an oversupply of aircraft for sale. Additionally, legislation and regulations may in the future prohibit use in certain parts of the world (e.g., Europe) of certain types of aircraft which have been upgraded by hushkits to meet the more stringent Stage 3 requirements. In any such event, carrying amounts on the Company's records may be reduced if, in the judgment of management, such carrying amounts are greater than market value (including estimated lease values). Such a reduction would result in recognition of a loss to the Company. At December 31, 2000, the Company carried on its records Stage 2 aircraft with an aggregate net asset value of $16.1 million (0.5% of Company's total CAF portfolio, including any aircraft held for sale or re-lease).

    For the five-year period 1996 through 2000, the average annual growth rate for worldwide passenger traffic was approximately 5.6%. Boeing's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 4.8% annually, based on projected average worldwide annual economic real growth of 3.0% over the 20-year period.

    Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft,

Boeing projects the total commercial jet aircraft market over the next 20 years at approximately $1.5 trillion in current dollars.

RELATIONSHIP WITH BOEING, MCDONNELL DOUGLAS AND BCSC

    Boeing is principally engaged in the design, development and production of government and commercial aerospace products. For the year ended December 31, 2000, Boeing recorded revenues of $51.3 billion and net earnings of $2.1 billion. At December 31, 2000, Boeing had assets of $42.0 billion and shareholders' equity of $11.0 billion.

    At December 31, 2000, Boeing and McDonnell Douglas provided guaranties of $321.6 million and $221.3 million, respectively, on the Company's aircraft portfolio, including first loss guaranties. In addition, McDonnell Douglas is the obligor in one of the Company's commercial aircraft transactions and as a result thereof, at December 31, 2000, McDonnell Douglas was the lessee for $21.5 million of the Company's CAF portfolio. If the financial well-being of Boeing were to decline significantly, the Company's ability to enter into significant amounts of new business in the future could be materially constrained.

    For a further description of significant factors which may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 2000 (SEC File
No. 01-00442).

  -  OPERATING AGREEMENT

    An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between the Company, BCSC and Boeing relating to the purchase and sale of CAF receivables, the leasing of commercial aircraft, the remarketing of such aircraft returned to, or repossessed by, the Company under leases or secured loans and the allocation of federal income taxes between the companies. The Operating Agreement between the Company, BCSC and Boeing was executed on September 13, 2000 and replaces the previous operating agreement between the Company and McDonnell Douglas. The Operating Agreement was filed with the SEC on Form 8-K, dated September 13, 2000.

    The Operating Agreement provides, subject to certain exceptions, that Boeing will make available to the Company the opportunity to provide financing of Boeing products including commercial aircraft. Additionally, under certain limited circumstances, the Company is given the option to tender to Boeing commercial aircraft it is attempting to remarket at a price equal to the fair market value of the aircraft less 5%.

  -  FEDERAL INCOME TAXES

    The Company and Boeing presently file a consolidated federal income tax return with the consolidated tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments.

    The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. This arrangement continues with Boeing and, under the current arrangement, Boeing presently charges or credits the Company for the corresponding increase or decrease in Boeing's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of Boeing. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurance that this (and other) intercompany arrangements will not change from time to time.

    The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. In some cases, the yields on receivables, without regard to tax benefits, may be less than the Company's related financing costs. To the extent that Boeing would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them profitable without regard to Boeing's utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. See "Competition and Economic Factors."

  -  INTERCOMPANY SERVICES

    Boeing provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays the actual cost. See
Note 11 of "Notes to Consolidated Financial Statements" included in Item 8.

  -  INTERCOMPANY CREDIT ARRANGEMENTS

    The Company and Boeing entered into an arrangement on September 27, 2000, permitting the Company access of up to $1.0 billion under Boeing's existing 364-day revolving credit agreement. The Company's borrowings, if any, under the new arrangement are supported by Boeing.

    The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2000 or 1999. During 2000, the Company's highest level of borrowings from Boeing was $330.0 million under this arrangement. During 2000, Boeing's highest level of borrowings from the Company was $499.5 million.

    The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, the Company had no borrowings outstanding at December 31, 2000. The Company had borrowings of $43.0 million outstanding at December 31, 1999. BCSC had borrowings of $11.7 million outstanding from the Company at December 31, 2000. BCSC had no borrowings outstanding from the Company at December 31, 1999. During 2000, the Company's highest level of borrowings from BCSC was $48.6 million. During 2000, BCSC's highest level of borrowings from the Company was $13.6 million.

ITEM 2. PROPERTIES

    The Company leases all of its office space and other facilities under operating leases. In connection with the implementation of the consolidation within the Company of Boeing's customer financing activities, the headquarters of the Company has been moved to Seattle, Washington, from Long Beach, California, with a principal office remaining in Long Beach, California. The Company also has seven regional marketing offices located throughout the United States and one in Stockholm,

Sweden. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

    On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace--Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plantiff's allegations, but is unable to determine at this stage of the proceedings if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

    The Company was a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). In December 2000, the Company paid approximately $3.3 million to Aviaco in full satisfaction of the judgment (including interest thereon).

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

    Omitted pursuant to General Instruction I.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    All of the Company's preferred and common stock is owned by BCSC. Accordingly, there is no public trading market for the Company's stock. In 2000, the Company did not declare or pay dividends on its common stock to BCSC. In 1999, the Company declared and paid dividends of $32.0 million on its common stock to BCSC. The Company paid $3.5 million in dividends on its preferred stock in both 2000 and 1999. Preferred stock dividends of $0.6 million payable to BCSC were accrued at December 31, 2000.

    The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At December 31, 2000, the Company was in compliance with all its debt covenants.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 2000 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
(Dollars in millions)                                  2000       1999       1998       1997       1996
---------------------                                --------   --------   --------   --------   --------
Financing volume...................................  $1,712.4   $  671.9   $  692.6   $  591.1   $  867.3
                                                     ========   ========   ========   ========   ========
Revenues:
  Finance lease income.............................  $  144.1   $  114.9   $  119.5   $  136.9   $  118.6
  Interest income on notes receivable..............     122.7       52.3       36.6       26.3       24.4
  Operating lease income, net......................     135.4       64.2       67.7       56.7       55.1
  Net gain on disposal or re-lease of assets.......      31.5       51.7       33.4       21.0       19.6
  Other............................................      14.2        2.1        2.9        5.5        3.8
                                                     --------   --------   --------   --------   --------
                                                        447.9      285.2      260.1      246.4      221.5
                                                     --------   --------   --------   --------   --------
Expenses:
  Interest expense.................................     229.2      130.0      126.7      124.7      117.3
  Provision for losses.............................      10.2        7.4        7.4       11.5       14.2
  Operating expenses...............................      34.2       13.8       12.6       13.1       11.7
  Other............................................       6.4        7.3        8.8        9.3        3.4
                                                     --------   --------   --------   --------   --------
                                                        280.0      158.5      155.5      158.6      146.6
                                                     --------   --------   --------   --------   --------
Income before provision for income taxes...........     167.9      126.7      104.6       87.8       74.9
Provision for income taxes.........................      60.7       48.5       33.1       31.7       26.1
                                                     --------   --------   --------   --------   --------
Net income.........................................  $  107.2   $   78.2   $   71.5   $   56.1   $   48.8
                                                     ========   ========   ========   ========   ========
Dividends declared.................................  $    3.5   $   35.5   $   43.9   $   28.5   $    3.5

Ratio of income to fixed charges(1)................      1.72       1.95       1.80       1.68       1.62

Balance sheet data:
  Total assets.....................................  $5,655.9   $3,043.6   $2,861.4   $2,722.8   $2,653.6
  Total debt.......................................   4,317.5    2,057.7    1,970.3    1,797.9    1,850.2
  Shareholder's equity.............................     672.1      423.4      380.7      353.1      325.5

Dividends accrued on preferred stock at year end...  $    0.6   $    0.6   $    0.6   $    0.6   $    0.6

------------------------

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

    From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-K and particularly in Items 1, 3, 7, 7A and 8 may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

    Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, McDonnell Douglas and BCSC, as well as strategic decisions of Boeing relating to the Company, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.

IMPACT OF BOEING'S CUSTOMER FINANCING CONSOLIDATION

    In 1999, the commercial aircraft financing group had negligible new business volume largely due to the fact that the Company was awaiting the decision made by Boeing in the fourth quarter of 1999 that the Company would have responsibility for Boeing's customer financing efforts. Now that such decision has been made, the Company received in 2000 and is expected to continue to receive a large volume of new business opportunities.

    As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000, as well as the various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's aircraft customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). This transfer was not accounted for as new business volume. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company assumed Boeing's deferred taxes with respect to the Portfolio. The promissory notes were paid in full during the third quarter of 2000.

    Boeing and BCSC had unfunded commercial aircraft financing commitments existing at December 31, 2000 of approximately $4,911.0 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

CAPITAL RESOURCES AND LIQUIDITY

    The Company has significant liquidity requirements. The Company attempts to fund its business such that scheduled receipts from its portfolio will generally correspond to its expenses and debt payments as they become due. The Company believes that, absent a severe or prolonged economic downturn which results in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that would allow for a reasonable return on new business.

    As of September 27, 2000, $1.0 billion of Boeing's 364-day revolving credit line was made available to the Company. This new credit facility replaces the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. The agreements relating to the new credit line are included with this Report on Form 10-K as Exhibits 10.8 and 10.9. There were no amounts outstanding under this agreement at December 31, 2000.

    At December 31, 2000 and 1999, borrowings under commercial paper totaling $652.9 million and $138.0 million, respectively, were supported by available unused commitments under Boeing's 364-day agreement. At December 31, 2000 and 1999, the Company had available approximately $60.0 million and $90.0 million, respectively, in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 2000, the Company had no outstanding borrowings under such credit facilities. At December 31, 1999, borrowings under these credit facilities totaled $90.0 million.

    The Company also accesses the public debt market and anticipates using proceeds from the issuance of additional public debt to fund future growth. On October 10, 1997, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. As of December 31, 2000, the Company had issued and sold $1,060.0 million in aggregate principal amount of Series X medium-term notes under this shelf registration, with a $51.6 million variable rate note being issued during 2000 with a maturity of one year.

    On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which would permit the Company to offer the $2.5 billion together with the remaining $140.0 million from the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of December 31, 2000, the Company had issued and sold $500.0 million in aggregate principal amount of such notes, at interest rates ranging from 6.35% to 6.68% and with maturities ranging from three to seven years.

    On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011.

    In addition to Boeing and BCSC's unfunded commercial aircraft financing commitments included in "Impact of Boeing's Customer Financing Consolidation," the Company had commitments to provide leasing and other financing totaling $1,426.6 million, of which $1,020.0 million related to financing new Boeing commercial aircraft at December 31, 2000. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

RESULTS OF OPERATIONS

2000 VS. 1999

    Finance lease income increased $29.2 million (25.4%) from 1999, primarily attributable to new volume of finance leases within the commercial finance portfolio and an increase in finance leases as a result of the Portfolio acquisition (see "Impact of Boeing's Customer Financing Consolidation").

    Interest on notes receivable increased $70.4 million (134.6%) from 1999, primarily attributable to new volume of commercial finance notes receivable and an increase in notes receivable as a result of the Portfolio acquisition.

    Net operating lease income increased $71.2 million (110.9%) from 1999, primarily attributable to new volume of commercial aircraft operating leases and an increase in operating leases as a result of the Portfolio acquisition.

    Gain on disposal or re-lease of assets decreased $20.2 million (39.1%) from 1999, primarily attributable to $28.9 million of income from the early termination of leases and the buyout of four MD-82 aircraft in December 1999, offset with other sales within the commercial aircraft portfolio in 2000, as compared to 1999.

    Other income increased $12.1 million (576.2%) from 1999, primarily attributable to $6.3 million of fee income, $1.2 million in intercompany interest income earned on cash received by Boeing on the Company's behalf for payments on leases and loans included in the Portfolio acquisition, $1.1 million in intercompany interest income on a note between the Company and BCSC, $2.2 million in intercompany interest income on a note between the Company and Boeing and $0.8 million in interest income earned on short-term investments.

    Interest expense increased $99.2 million (76.3%) from 1999, primarily attributable to the debt incurred in connection with the Portfolio acquisition and a higher level of borrowings in 2000 as a result of increased financing activity.

    Provision for losses increased $2.8 million (37.8%) from 1999, primarily attributable to the increase in financing receivables as a result of the Portfolio acquisition and the new volume of finance leases and notes receivable within the commercial finance portfolio.

    Operating expenses increased $20.4 million (147.8%) from 1999, primarily attributable to the addition of employees and nonrecurring professional service fees incurred in 2000 for assistance on various projects.

1999 VS. 1998

    Interest on notes receivable increased $15.7 million (42.9%) from 1998, primarily attributable to new volume of commercial finance notes receivable of $374.0 million during 1999.

    Gain on disposal or re-lease of assets increased $18.3 million (54.8%) from 1998, primarily attributable to $28.9 million of income from the early termination of leases and the buyout of four MD-82 aircraft in December 1999. The remaining offset is attributable to other sales within the commercial aircraft and commercial finance leasing portfolios.

RECENT ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS
No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard requires that the statement of financial position reflect the current market price of derivatives. With the adoption of the SFAS No. 133, the Company will record a cumulative effect type transition adjustment of $5.9 million loss, net of tax, in accumulated other comprehensive income. During the next twelve months, the Company expects to reclassify to expense
$2.2 million from the transition adjustment that will be recorded in accumulated other comprehensive income and recognize income of $3.9 million related to the basis adjustment of certain underlying liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to financing and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling fixed-rate notes receivable.

    The Company manages its interest rate risk by using interest rate swaps. At December 31, 2000, the notional amount of these interest rate swaps totaled $948.5 million. The Company does not use derivative instruments for speculative purposes or to generate earnings from changes in market conditions. See Note 8 of "Notes to Consolidated Financial Statements" included in Item 8 for derivative financial instrument and interest rate swaps discussion and table.

    The Company has used appropriate market information and valuation methods to determine the fair value of financial instruments. Other financial instruments, as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are disclosed in Note 12 of "Notes to Consolidated Financial Statements" included in Item 8.

    Based on the current holdings of short-term investments, fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not considered to be material. Fixed-rate debt obligations currently issued by the Company are generally not callable until maturity. Foreign currency exposure arising from changes in exchange rates is minimal for the Company as the majority of foreign receivables are settled in U.S. dollars. In management's opinion, guaranties and allowance for losses adequately cover foreign exchange market risk exposures. For information regarding the Company's foreign based receivables, see "Cross-Border Outstandings" in Item 1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following pages include the consolidated financial statements of the Company as described in Item 14 (a)1 and (a)2 of Part IV herein.

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Boeing Capital Corporation

    We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation (a wholly owned subsidiary of Boeing Capital Services Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Part IV Item 14 (a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 15, 2001
(March 8, 2001 as to Note 8)

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
(Dollars in millions, except stated value and par value)        2000       1999
--------------------------------------------------------      --------   --------
ASSETS
  Financing receivables:
    Investment in finance leases............................  $1,670.7   $1,372.8
    Notes receivable........................................   1,481.7      708.0
                                                              --------   --------
                                                               3,152.4    2,080.8
    Allowance for losses on financing receivables...........    (136.4)     (60.7)
                                                              --------   --------
                                                               3,016.0    2,020.1
  Cash and cash equivalents.................................      48.6       26.9
  Equipment under operating leases, net.....................   2,151.0      828.2
  Equipment held for sale or re-lease.......................     101.2       66.0
  Accounts due from Boeing and BCSC.........................     215.8        2.6
  Other assets..............................................     123.3       99.8
                                                              --------   --------
                                                              $5,655.9   $3,043.6
                                                              ========   ========
LIABILITIES AND SHAREHOLDER'S EQUITY
  Short-term notes payable..................................  $  652.9   $  271.0
  Accounts payable and accrued expenses.....................      62.5       38.5
  Other liabilities.........................................     135.0       96.5
  Deferred income taxes.....................................     468.8      427.5
  Long-term debt:
    Senior..................................................   3,635.4    1,741.8
    Subordinated............................................      29.2       44.9
                                                              --------   --------
                                                               4,983.8    2,620.2
                                                              --------   --------
  Commitments and contingencies--Note 9

  Shareholder's equity:
    Preferred stock--no par value; authorized 100,000
      shares: Series A; $5,000 stated value; authorized,
      issued and outstanding 10,000 shares..................      50.0       50.0
    Common stock--$100 par value; authorized 100,000 shares;
      issued and outstanding 50,000 shares..................       5.0        5.0
    Capital in excess of par value..........................     234.5       89.5
    Income retained for growth..............................     382.6      278.9
                                                              --------   --------
                                                                 672.1      423.4
                                                              --------   --------
                                                              $5,655.9   $3,043.6
                                                              ========   ========

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED FOR GROWTH

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(Dollars in millions)                                           2000       1999       1998
---------------------                                         --------   --------   --------
REVENUES
  Finance lease income......................................   $144.1     $114.9     $119.5
  Interest income on notes receivable.......................    122.7       52.3       36.6
  Operating lease income, net of depreciation expense of
    $97.5, $72.0 and $70.6 in 2000, 1999 and 1998,
    respectively............................................    135.4       64.2       67.7
  Net gain on disposal or re-lease of assets................     31.5       51.7       33.4
  Other.....................................................     14.2        2.1        2.9
                                                               ------     ------     ------
                                                                447.9      285.2      260.1
                                                               ------     ------     ------
EXPENSES
  Interest expense..........................................    229.2      130.0      126.7
  Provision for losses......................................     10.2        7.4        7.4
  Operating expenses........................................     34.2       13.8       12.6
  Other.....................................................      6.4        7.3        8.8
                                                               ------     ------     ------
                                                                280.0      158.5      155.5
                                                               ------     ------     ------
Income before provision for income taxes....................    167.9      126.7      104.6
Provision for income taxes..................................     60.7       48.5       33.1
                                                               ------     ------     ------
Net income..................................................    107.2       78.2       71.5
Income retained for growth at beginning of year.............    278.9      236.2      208.6
Dividends...................................................     (3.5)     (35.5)     (43.9)
                                                               ------     ------     ------
Income retained for growth at end of year...................   $382.6     $278.9     $236.2
                                                               ======     ======     ======

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
(Dollars in millions)                                           2000        1999       1998
---------------------                                         ---------   --------   --------
OPERATING ACTIVITIES
  Net income................................................  $   107.2   $  78.2    $  71.5
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation expense--equipment under operating
     leases.................................................       97.5      72.0       70.6
    Net gain on disposal or re-lease of assets..............      (31.5)    (51.7)     (33.4)
    Provision for losses....................................       10.2       7.4        7.4
    Change in assets and liabilities:
      Accounts with Boeing and BCSC.........................     (197.9)     (9.3)     (30.5)
      Other assets..........................................      (23.5)    (58.8)      (2.4)
      Accounts payable and accrued expenses.................       22.6       2.9      (13.5)
      Other liabilities.....................................        8.0      11.7      (12.4)
      Deferred income taxes.................................       24.0      44.2       (5.0)
  Other, net................................................      (27.9)     (3.5)      (1.0)
                                                              ---------   -------    -------
                                                                  (11.3)     93.1       51.3
                                                              ---------   -------    -------
INVESTING ACTIVITIES
  Net change in short-term notes and leases receivable......     (213.3)    (20.6)     (51.9)
  Purchase of net assets from Boeing........................   (1,261.9)       --         --
  Purchase of equipment for operating leases................     (897.1)    (96.8)    (157.2)
  Proceeds from disposition of equipment and leases
    receivable..............................................      164.6     211.5      323.7
  Collection of notes and leases receivable.................      757.0     343.1      235.9
  Acquisition of notes and leases receivable................     (815.3)   (576.5)    (548.9)
                                                              ---------   -------    -------
                                                               (2,266.0)   (139.3)    (198.4)
                                                              =========   =======    =======
FINANCING ACTIVITIES
  Net change in short-term notes payable....................      381.9      34.3       87.7
  Long-term debt:
    Intercompany issuance for purchase of net assets from
     Boeing.................................................    1,261.9        --         --
    Proceeds................................................    2,102.4     437.0      436.8
    Repayments..............................................   (1,538.7)   (383.0)    (352.3)
  Payment of cash dividends.................................       (3.5)    (35.5)     (43.9)
  Capital contributions from Boeing.........................       95.0        --         --
                                                              ---------   -------    -------
                                                                2,299.0      52.8      128.3
                                                              ---------   -------    -------

Net increase (decrease) in cash and cash equivalents........       21.7       6.6      (18.8)
Cash and cash equivalents at beginning of year..............       26.9      20.3       39.1
                                                              ---------   -------    -------
Cash and cash equivalents at end of year....................  $    48.6   $  26.9    $  20.3
                                                              =========   =======    =======

NON-CASH INVESTING AND FINANCING ACTIVITIES FOR STOCK
  TRANSFER INCLUDED IN THE PORTFOLIO ACQUISITION (See Note
  2):
  Acquisition of leases receivable..........................  $  (170.0)
                                                              =========
  Acquisition of accounts payable...........................  $     1.4
                                                              =========
  Acquisition of intercompany payables......................  $    60.1
                                                              =========
  Acquisition of long-term debt.............................  $    58.4
                                                              =========
  Capital contribution from Boeing for stock transfer.......  $    50.1
                                                              =========

There were no non-cash investing and financing activities for the years ended December 31, 1999 or 1998.

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which, in turn, is wholly owned by The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two financial reporting segments: commercial aircraft financing and commercial finance (formerly commercial equipment leasing and financing). The Company's strategy is to (1) generate and participate in finance transactions in which the Company's structuring and analysis can provide high returns on its invested equity and (2) assist in arranging financing for Boeing's customers and participate in such financing if the Company's minimum investment requirements are met.

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    PORTFOLIO The Company's portfolio consists of finance leases, notes receivable and equipment under operating leases.

    USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are addressed in these "Notes to Consolidated Financial Statements."

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

    NOTES RECEIVABLE Notes receivable includes both short-term and long-term loans. At note commencement, the Company records the note receivable and unamortized discounts. Interest income is accrued and any related discounts are amortized at a constant rate over the related terms of the loan.

    INITIAL DIRECT COSTS Initial direct costs are deferred and amortized over the related financing terms.

    CASH EQUIVALENTS The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 and 1999 were $20.0 million and $25.8 million, respectively. At December 31, 2000 and 1999, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $18.6 million and $37.2 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

    ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES The allowance for losses on financing receivables includes consideration of such factors as the risk of individual credits, economic and political conditions, guaranties, prior loss experience, past-due amounts, collateral value of the underlying equipment and results of periodic credit reviews.

    EQUIPMENT HELD FOR SALE OR RE-LEASE Collateral that is repossessed in satisfaction of a receivable is transferred to equipment held for sale or re-lease at the lower of the former receivable amount or fair value. The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Equipment held for re-lease is reviewed for impairment by comparing undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

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

    INCOME TAXES The operations of the Company are included in the consolidated federal income tax return of Boeing. Boeing presently charges or credits the Company for the corresponding increase or decrease in taxes (disregarding alternative minimum taxes) resulting from such inclusion. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts varying from such forecast settled in the year realized by Boeing.

    Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. Under an informal arrangement, the current provision for state income taxes based on an agreed upon rate is paid to Boeing, and the state income tax deferred asset or liability is carried on Boeing's books.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS The Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," issued in June 1999 and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," issued in July 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. The Company will adopt these standards in fiscal year 2001 and has determined that the resulting effect on the Company's financial position is not material. See Note 14 for additional discussion on the Company's derivative financial instruments.

NOTE 2--RELATIONSHIP WITH BOEING, MCDONNELL DOUGLAS AND BCSC AND IMPACT OF BOEING'S CUSTOMER FINANCING CONSOLIDATION

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

    As of March 31, 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000, as well as various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's aircraft customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). This transfer was not accounted for as new business volume. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company assumed Boeing's deferred taxes with respect to the Portfolio. The promissory notes were paid in full in the third quarter of 2000.

    Boeing and BCSC had unfunded commercial aircraft financing commitments existing at December 31, 2000 of approximately $4,911.0 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

    An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between the Company, BCSC and Boeing relating to the purchase and sale of commercial aircraft financing receivables, the leasing of commercial aircraft, the remarketing of such aircraft returned to, or repossessed by, the Company under leases or secured loans and the allocation of federal income taxes between the companies. The Operating Agreement between the Company, BCSC and Boeing was executed on September 13, 2000 and replaces the previous operating agreement between the Company and McDonnell Douglas. The Operating Agreement was filed with the SEC on Form 8-K, dated September 13, 2000.

    The Company and Boeing presently file a consolidated federal income tax return with the consolidated tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made, directly or indirectly, by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses which may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments.

    The Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. This arrangement continues with Boeing and, under the current arrangement, Boeing presently charges or credits the Company for the corresponding increase or decrease in Boeing's taxes (disregarding alternative minimum taxes) resulting from the Company's inclusion in the consolidated federal income tax return of Boeing. Intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption, pursuant to an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurances that this (and other) intercompany arrangements will not change from time to time.

    Boeing is no longer producing MD-80, MD-90 and MD-11 aircraft. The Company's commercial aircraft portfolio as of December 31, 2000 included 29 MD-80s, six MD-90s and 13 MD-11s, representing an aggregate of $1,451.2 million in net asset value (27.4% of total Company portfolio). The Company's commercial aircraft portfolio as of December 31, 1999 included 28 MD-80s, three MD-90s and five MD-11s, representing an aggregate of $897.6 million in net asset value (30.9% of total Company portfolio). The Company periodically reviews the carrying and residual values of all aircraft in its portfolio. Such reviews include the effects, if any, of the foregoing as they become known or can be reasonably estimated. While management believes that currently recorded residual values are conservative, significant declines in market value could impact the gain or loss on disposition of these aircraft.

NOTE 3--INVESTMENT IN FINANCE LEASES

    The following lists the components of the investment in finance leases at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Minimum lease payments receivable...........................  $2,062.3   $1,678.3
Estimated residual value of leased assets...................     532.0      420.2
Unearned income.............................................    (929.3)    (730.2)
Deferred initial direct costs...............................       5.7        4.5
                                                              --------   --------
                                                              $1,670.7   $1,372.8
                                                              ========   ========

    At December 31, 2000, finance lease receivables of $167.4 million serve as collateral to senior long-term debt. Finance lease receivables of $297.2 million at December 31, 2000 relate to commercial aircraft leased by the Company under capital lease obligations.

    At December 31, 2000, finance lease receivables are due in installments as follows: 2001, $359.1 million; 2002, $269.0 million; 2003, $219.8 million; 2004,
$198.5 million; 2005, $172.9 million; 2006 and thereafter, $843.0 million.

    Under a finance lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 2000 and 1999, the carrying amount of this aircraft was $21.5 million and $22.4 million, respectively.

NOTE 4--NOTES RECEIVABLE

    The following lists the components of notes receivable at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Principal...................................................  $1,465.8    $703.3
Accrued interest............................................      19.6       5.2
Unamortized discount........................................      (5.5)     (2.0)
Deferred initial direct costs...............................       1.8       1.5
                                                              --------    ------
                                                              $1,481.7    $708.0
                                                              ========    ======

    At December 31, 2000, notes receivables are due in installments as follows:
2001, $432.3 million; 2002, $82.6 million; 2003, $77.0 million; 2004,
$133.0 million; 2005, $210.5 million; 2006 and thereafter, $530.4 million.

NOTE 5--ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

    Changes in the allowance for losses on financing receivables were as follows for the years ended December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Allowance for losses on financing receivables at beginning
  of year...................................................   $ 60.7     $62.1
Provision for losses........................................     10.2       7.4
Write-offs, net of recoveries...............................    (12.4)     (8.8)
Allowance acquired from Boeing..............................     77.9        --
                                                               ------     -----
Allowance for losses on financing receivables at end of
  year......................................................   $136.4     $60.7
                                                               ======     =====

NOTE 6--EQUIPMENT UNDER OPERATING LEASES

    Equipment under operating leases consisted of the following at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Commercial aircraft.........................................  $1,950.8   $ 622.8
Executive aircraft..........................................     332.1     286.3
Machine tools and production equipment......................      79.8      60.3
Highway vehicles............................................      29.3      32.0
Container and chassis.......................................      20.0      17.0
Other.......................................................      18.2      22.3
                                                              --------   -------
                                                               2,430.2   1,040.7
Accumulated depreciation....................................    (290.0)   (215.1)
Rentals receivable..........................................      34.6      15.8
Deferred lease income.......................................     (27.0)    (15.8)
Deferred initial direct costs...............................       3.2       2.6
                                                              --------   -------
                                                              $2,151.0   $ 828.2
                                                              ========   =======

    At December 31, 2000, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 2001, $388.6 million; 2002, $268.1 million; 2003, $245.0 million; 2004,
$181.5 million; 2005, $157.4 million; 2006 and thereafter, $678.9 million.

    At December 31, 2000, equipment under operating leases of $63.1 million is assigned as collateral to senior long-term debt. Equipment under operating leases of $165.2 million at December 31, 2000 relates to commercial aircraft leased by the Company under capital lease obligations.

NOTE 7--INCOME TAXES

    The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Current:
  Federal...................................................   $13.0      $(3.2)     $32.1
  State.....................................................     6.4        7.5        6.0
                                                               -----      -----      -----
                                                                19.4        4.3       38.1

Deferred:
  Federal...................................................    41.3       44.2       (5.0)
                                                               -----      -----      -----
                                                               $60.7      $48.5      $33.1
                                                               =====      =====      =====

    Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Deferred tax assets:
  Allowance for losses......................................  $ 101.8    $  21.3
  Other.....................................................     11.2        7.3
                                                              -------    -------
                                                                113.0       28.6
                                                              -------    -------
Deferred tax liabilities:
  Leased assets.............................................   (574.3)    (446.8)
  Other.....................................................     (7.5)      (9.3)
                                                              -------    -------
                                                               (581.8)    (456.1)
                                                              -------    -------
Net deferred tax liability..................................  $(468.8)   $(427.5)
                                                              =======    =======

    Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

(Dollars in millions)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Tax computed at federal statutory rate......................   $58.8      $44.3      $36.6
State income taxes, net of federal tax benefit..............     4.1        4.9        3.9
Foreign sales corporation benefit...........................    (1.9)      (0.3)      (6.9)
Effect of investment tax credits............................    (0.3)      (0.4)      (0.5)
                                                               -----      -----      -----
                                                               $60.7      $48.5      $33.1
                                                               =====      =====      =====

    The Company is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1996 through 1997. The results of the examination for the years 1993 through 1995 are in administrative appeal. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition or results of operations.

    The Company paid income tax payments to Boeing of $10.7 million, $8.9 million and $46.6 million in 2000, 1999 and 1998, respectively. The Company paid income tax payments to other federal and state tax agencies of $2.5 million, $1.3 million and $1.4 million in 2000, 1999 and 1998, respectively.

NOTE 8--INDEBTEDNESS

    Short-term notes payable consisted of the following at December 31:

                                                                                WEIGHTED AVERAGE
                                                        BALANCE AT END OF         INTEREST RATE
                                                              YEAR               AT END OF YEAR
                                                       -------------------   -----------------------
(Dollars in millions)                                    2000       1999       2000           1999
---------------------                                  --------   --------   --------       --------
Commercial paper.....................................   $652.9     $138.0      6.54%          5.58%
Uncommitted credit facilities........................       --       90.0        --           6.06
BCSC.................................................       --       43.0        --           6.57
                                                        ------     ------
                                                        $652.9     $271.0
                                                        ======     ======

    As of September 27, 2000, $1.0 billion of Boeing's 364-day revolving credit line was made available to the Company. This new credit facility replaces the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. At December 31, 2000, there were no amounts outstanding under this agreement.

    At December 31, 2000 and 1999, borrowings under commercial paper totaling $652.9 million and $138.0 million, respectively, were supported by available unused commitments under Boeing's 364-day agreement. During 2000 and 1999, the Company's highest outstanding balance of commercial paper at any month end was $652.9 million and $181.0 million, respectively. The weighted average interest rates on short-term indebtedness were 5.99% and 5.24% during 2000 and 1999, respectively.

    At December 31, 2000 and 1999, the Company had available approximately
$60.0 million and $90.0 million, respectively, in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 2000, the Company had no outstanding borrowings under these credit facilities. At December 31, 1999, borrowings under these credit facilities totaled $90.0 million.

    On October 10, 1997, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $1.2 billion of its debt securities (SEC File No. 333-37635). On October 31, 1997, the SEC declared such Registration Statement to be effective. As of December 31, 2000, the Company had issued and sold $1,060.0 million in aggregate principal amount of Series X medium-term notes under this shelf registration, with a $51.6 million variable rate note being issued during 2000 with a maturity of one year.

    On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which would permit the Company to offer the $2.5 billion together with the remaining $140.0 million from the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of December 31, 2000, the Company had issued and sold $500.0 million in aggregate principal amount of such notes, at interest rates ranging from 6.35% to 6.68% and with maturities ranging from three to seven years.

    On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26,

2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011.

    Senior long-term debt consisted of the following at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Floating rate (three-month LIBOR plus 0.09%) Global note due
  2002......................................................  $  499.0   $     --
7.10% Global note due 2005..................................     498.1         --
7.375% Global note due 2010.................................     497.1         --
Variable rate (one-month LIBOR plus 1.1%) note due 2012.....      46.5         --
9.36% - 9.38% Secured notes due through 2001................       2.0       10.0
13.84% - 14.28% Secured notes due through 2003, including a
  premium based on an imputed interest rate of 6.1%.........      20.0       24.7
6.0% - 8.25% Retail medium-term notes due through 2011......       6.6       11.0
5.56% - 7.64% Medium-term notes due through 2017............   1,699.1    1,325.5
9.9% Secured notes due through 2010.........................      53.8         --
Capital lease obligations due through 2008..................     313.2      370.6
                                                              --------   --------
                                                              $3,635.4   $1,741.8
                                                              ========   ========

    At December 31, 2000 and 1999, subordinated long-term debt consisted of $29.2 million and $44.9 million, respectively. This debt consists of medium-term notes due through 2004 with interest rates ranging from 6.41% to 8.31% and a variable rate note due 2012 with an interest rate of one-month LIBOR plus 2.46%.

    As of December 31, 2000, $75.8 million of senior long-term debt was collateralized by equipment. This debt consists of the 13.84% to 14.28% notes due through 2003, the 9.36% to 9.38% notes due through 2001 and the 9.9% notes due through 2010.

    Payments required on long-term debt and capital lease obligations during the years ending December 31 are as follows:

                                                              LONG-TERM   CAPITAL
(Dollars in millions)                                           DEBT       LEASES
---------------------                                         ---------   --------
2001........................................................  $  319.2     $ 64.2
2002........................................................     660.5       54.9
2003........................................................     471.0       60.1
2004........................................................     134.2       54.2
2005........................................................     663.1       54.6
2006 and thereafter.........................................   1,115.2      109.7
                                                              --------     ------
                                                               3,363.2      397.7
Deferred debt expenses......................................     (11.8)      (0.1)
Imputed interest............................................        --      (84.4)
                                                              --------     ------
                                                              $3,351.4     $313.2
                                                              ========     ======

    The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At December 31, 2000, the Company was in compliance with all its debt covenants.

    Interest payments totaled $211.5 million, of which $52.6 million was paid to Boeing and BCSC, in 2000, $129.8 million in 1999 and $123.0 million in 1998.

    The derivative financial instruments held by the Company at December 31, 2000, consisted of specifically tailored interest rate swaps. The Company does not trade in derivatives for speculative purposes. See Note 14 for additional discussion on the Company's derivative financial instruments.

    The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. The Company believes that the derivative instruments it holds present no market rate risk, as the interest rate swaps are matched with specific debt and capital lease obligations. Counterparties to the interest rate swap contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated. At December 31, 2000, the Company had interest rate swap agreements outstanding as follows:

                                                    NOTIONAL
(Dollars in millions)           CONTRACT MATURITY   PRINCIPAL   RECEIVE RATE     PAY RATE
---------------------           -----------------   ---------   ------------   -------------
Capital lease obligations.....    2006 - 2010        $346.2     Floating(1)    6.65% - 9.90%
Capital lease obligations.....    2006 - 2008         292.4     8.0% - 8.50%    Floating(1)
Medium-term notes.............       2001              30.0        6.83%        Floating(1)
Medium-term notes.............       2003              30.0     Floating(1)        5.99%
Senior global notes...........       2010             250.0        7.38%        Floating(1)

------------------------

(1) Floating rates are based on LIBOR.

NOTE 9--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On November 1, 1996, The Allen Austin Harris Group, Inc. ("Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace--Middle East Limited and the Selah Group, Inc. (the "Defendants"). The Plaintiff, which had hoped to establish a manufacturing plant abroad with various assistance from the Defendants, seeks more than $57.0 million in alleged damages (primarily consisting of lost profits) based on various theories. The Company believes it has meritorious defenses to all of the Plaintiff's allegations, but is unable to determine at this stage of the proceedings if the litigation will have any future material adverse effect on the Company's earnings, cash flow or financial position.

    The Company was a party to litigation in the United States District Court, Southern District of Florida, entitled McDonnell Douglas Finance Corporation adv. Aviaco International Leasing, Inc., Aviaco Traders International, Inc. and Craig L. Dobbin with Related Counter-Claims (collectively referred to as "Aviaco"). In December 2000, the Company paid approximately $3.3 million to Aviaco in full satisfaction of the judgment (including interest thereon).

    A number of other legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

OTHER

    Viacao Aerea Rio-Grandense ("VARIG") accounted for $339.4 million (6.4% of total Company portfolio) at December 31, 2000. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the

VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

    Trans World Airlines, Inc. ("TWA") accounted for $134.5 million (2.5% of total Company portfolio) and $147.3 million (5.1% of total Company portfolio) at December 31, 2000 and 1999, respectively. TWA filed for protection under Chapter 11 of the bankruptcy code on January 10, 2001. McDonnell Douglas provides first loss deficiency guaranties to the Company for certain obligations of TWA under the various lease agreements between the Company and TWA. At December 31, 2000, the maximum aggregate coverage under such guaranties was $40.5 million. The Company believes that the ultimate outcome of the TWA bankruptcy will not have a material adverse effect on the Company's earnings, cash flow or financial position. See Boeing's Form 10-K for the Year Ended December 31, 2000 (SEC File No. 01-00442) for Boeing's discussion on TWA.

    In addition to Boeing and BCSC's unfunded commercial aircraft financing commitments included in Note 2, the Company had commitments to provide leasing and other financing totaling $1,426.6 million at December 31, 2000. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

    In conjunction with prior asset dispositions and certain guaranties, at December 31, 2000, the Company is subject to a maximum recourse of $103.3 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amount guaranteed by Boeing in Note 11. Based on trends to date, any losses related to such exposure are not expected to be significant to the Company.

    In connection with the implementation of the consolidation within the Company of Boeing's customer financing activities, the headquarters of the Company has been moved to Seattle, Washington, from Long Beach, California, with a principal office remaining in Long Beach, California. Rent expense for all office leases under operating lease agreements was $1.5 million, $0.8 million and $0.8 million in the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated approximately $11.8 million.

NOTE 10--CAPITAL IN EXCESS OF PAR VALUE

    During 2000, the Company received capital contributions of $145.0 million from Boeing. No capital contributions were received during 1999.

NOTE 11--TRANSACTIONS WITH BOEING, MCDONNELL DOUGLAS AND BCSC

    Accounts with Boeing and BCSC consisted of the following at December 31:

(Dollars in millions)                                           2000       1999
---------------------                                         --------   --------
Notes receivable from Boeing and BCSC.......................   $173.5     $  --
Federal income tax (payable)................................     (8.6)     (2.7)
State income tax (payable)..................................     (4.7)     (6.4)
Other receivables...........................................     55.6      11.7
                                                               ------     -----
                                                               $215.8     $ 2.6
                                                               ======     =====

    The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2000 or 1999.

    The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, funds for periods up to 30 days at the Company's cost of funds for short-term borrowings. Under this arrangement, the Company had no borrowings outstanding at December 31, 2000. The Company had borrowings of $43.0 million outstanding at December 31, 1999. BCSC had borrowings of $11.7 million outstanding from the Company at December 31, 2000. BCSC had no borrowings outstanding from the Company at December 31, 1999.

    At December 31, 2000, the Company had outstanding loans of $161.8 million to Boeing, which are included in the Notes with Boeing and BCSC in the preceding table. It is expected that these loans will be paid off in early 2001, with an interest rate of three-month LIBOR plus 0.875%, as of the funding date of each loan.

    In August 1998, the Company's lease agreements with P.T. Garuda ("Garuda") relating to two MD-11 aircraft were terminated and the aircraft, which were returned by Garuda in July 1998, were sold at estimated fair value to Boeing for an aggregate sales price of $162.8 million. The Company recorded a pretax gain of $3.3 million, which is included in net gain on disposal or re-lease of assets.

    During 2000, the Company purchased aircraft subject to leases and notes from Boeing and McDonnell Douglas in the amount of $1,499.1 million. There were no such aircraft purchases from Boeing or McDonnell Douglas in 1999 or 1998. During 2000, 1999 and 1998, the Company recorded revenues from Boeing and McDonnell Douglas relating to financings aggregating $7.8 million, $4.2 million and $7.1 million, respectively.

    At December 31, 2000 and 1999, $221.3 million and $241.8 million, respectively, was guaranteed by McDonnell Douglas for commercial aircraft financing. At December 31, 2000, $321.6 million was guaranteed by Boeing for commercial aircraft financing. Fees related to these guaranties that were paid to Boeing and McDonnell Douglas totaled $0.4 million, $0.6 million and $1.0 million in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, the Company collected $2.0 million, $10.9 million and $12.3 million, respectively, under these guaranties.

    The Company's Series A Preferred Stock, owned entirely by BCSC, is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock. Accrued dividends on preferred stock amounted to $0.6 million at December 31, 2000 and 1999.

    Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. Boeing generally charges the Company with the actual costs of these plans attributable to the Company's employees, which are included with other Boeing charges for support services and reflected in operating expenses. Boeing charges for services provided during 2000, 1999 and 1998 totaled $1.9 million, $0.8 million and $1.6 million, respectively. Additionally, the Company was compensated by certain affiliates for a number of support services, which were netted against operating expenses and amounted to $0.1 million, $0.2 million and $0.6 million in 2000, 1999 and 1998, respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following information is required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies.

The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    NOTES RECEIVABLE Fair values for variable rate notes that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of fixed rate notes are estimated in discounted cash flow analyses, with the use of interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

    SHORT-TERM AND LONG-TERM DEBT Carrying amounts of borrowings include prepaid and accrued interest and exclude netting of deferred debt costs. Carrying amounts of borrowings under the short-term revolving credit agreements approximate their fair value. The fair values of long-term debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analyses, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

    FINANCING COMMITMENTS Risks associated with changes in interest rates are minimized during the commitment term because the rates are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.

    INTEREST RATE HEDGES The fair values of the Company's interest rate swaps are based on quoted market prices of comparable instruments.

    The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                       2000                                1999
                                         ---------------------------------   --------------------------------
                                                     ASSETS (LIABILITIES)               ASSETS (LIABILITIES)
                                                     ---------------------              ---------------------
                                         NOTIONAL    CARRYING      FAIR      NOTIONAL   CARRYING      FAIR
(Dollars in millions)                     AMOUNT      AMOUNT       VALUE      AMOUNT     AMOUNT       VALUE
---------------------                    ---------   ---------   ---------   --------   ---------   ---------
ASSETS
  Cash and cash equivalents............  $      --   $    48.6   $    48.6   $    --    $    26.9   $    26.9
  Notes receivable.....................         --     1,481.7     1,619.4        --        708.0       728.4

LIABILITIES
  Short-term notes payable to banks....         --      (651.0)     (651.0)       --       (271.6)     (271.6)
  Long-term debt:
    Senior, excluding capital lease
      obligations......................         --    (3,378.3)   (3,515.9)       --     (1,399.6)   (1,394.8)
    Subordinated.......................         --       (30.2)      (32.5)       --        (46.5)      (48.7)

OFF-BALANCE SHEET INSTRUMENTS
  Commitments to extend credit.........   (1,426.6)         --    (1,426.6)   (218.9)          --      (218.9)
  Interest rate swaps..................      948.6          --        22.5     725.1           --        11.7

NOTE 13--SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

    A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest commercial aircraft financing customers. The single largest commercial aircraft financing customer accounted for $339.4 million (6.4% of total Company portfolio) and $295.8 million (10.2% of total Company portfolio) at December 31, 2000 and 1999, respectively. The second largest commercial aircraft financing customer accounted for $288.8 million (5.5% of total Company portfolio) and $170.2 million (5.9% of total Company portfolio), at December 31, 2000 and 1999, respectively. The five largest commercial aircraft financing customers accounted for $1,221.6 million (23.0% of total Company portfolio) and $840.9 million (28.9% of total Company portfolio) at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, there were no significant concentrations by customer within the commercial finance portfolio.

    In 2000, no single aircraft customer accounted for more than 10% of the Company's revenues. In 1999 and 1998, a single aircraft financing customer accounted for 10.5% and 13.6%, respectively, of the Company's revenues. No other customer accounted for more than 10% of the Company's revenues in 1999 or 1998.

    The Company generally holds title to all leased equipment and generally has a perfected security interest in the assets financed through note and loan arrangements.

    Information about the Company's operations in its different financial reporting segments for the past three years ended December 31 is summarized as follows:

(Dollars in millions)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Revenues:
  Commercial aircraft financing.............................  $  270.4   $  156.1   $  145.8
  Commercial finance........................................     172.7      128.5      113.5
  Corporate.................................................       4.8        0.5        0.5
  Other.....................................................        --        0.1        0.3
                                                              --------   --------   --------
                                                              $  447.9   $  285.2   $  260.1
                                                              ========   ========   ========
Income (loss) before provision for income taxes:
  Commercial aircraft financing.............................  $  122.0   $   77.7   $   58.9
  Commercial finance........................................      67.1       57.7       51.5
  Corporate.................................................     (21.1)      (8.6)      (8.0)
  Other.....................................................      (0.1)      (0.1)       2.2
                                                              --------   --------   --------
                                                              $  167.9   $  126.7   $  104.6
                                                              ========   ========   ========
Identifiable assets at December 31:
  Commercial aircraft financing.............................  $3,508.6   $1,502.5   $1,632.5
  Commercial finance........................................   2,083.1    1,529.8    1,223.1
  Corporate.................................................      61.0        8.9        4.7
  Other.....................................................       3.2        2.4        1.1
                                                              --------   --------   --------
                                                              $5,655.9   $3,043.6   $2,861.4
                                                              ========   ========   ========
Portfolio at December 31:
  Commercial aircraft financing.............................  $3,432.8   $1,410.8   $1,573.5
  Commercial finance........................................   1,870.1    1,497.6    1,225.0
  Other.....................................................       0.5        0.6        1.4
                                                              --------   --------   --------
                                                              $5,303.4   $2,909.0   $2,799.9
                                                              ========   ========   ========
Depreciation expense--equipment under operating leases:
  Commercial aircraft financing.............................  $   69.2   $   42.8   $   40.2
  Commercial finance........................................      28.3       29.2       30.4
                                                              --------   --------   --------
                                                              $   97.5   $   72.0   $   70.6
                                                              ========   ========   ========
Equipment acquired for operating leases, at cost:
  Commercial aircraft financing.............................  $  745.1   $     --   $   75.3
  Commercial finance........................................     152.0       96.8       81.9
                                                              --------   --------   --------
                                                              $  897.1   $   96.8   $  157.2
                                                              ========   ========   ========

    Revenues from financing of assets located outside the United States totaled $142.0 million, $62.2 million and $64.5 million in 2000, 1999 and 1998, respectively.

NOTE 14--DERIVATIVE FINANCIAL INSTRUMENTS

    The derivative financial instruments held by the Company at December 31, 2000, primarily consisted of simple and specifically tailored interest rate swaps.

    The interest rate swaps, which are associated with certain financing receivables and long-term debt, are designed to achieve a desired balance of fixed and variable rate positions. These swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates.

    As of January 1, 2001, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard requires that the statement of financial position reflect the current market price of derivatives. With the adoption of the SFAS No. 133, the Company will record a cumulative effect type transition adjustment of $5.9 million loss, net of tax, in accumulated other comprehensive income. During the next twelve months, the Company expects to reclassify to expense
$2.2 million from the transition adjustment that will be recorded in accumulated other comprehensive income and recognize income of $3.9 million related to the basis adjustment of certain underlying liabilities.

    The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of derivative financial instruments.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                     ------------------------------------------------
(Dollars in millions)                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
---------------------                                --------   --------   ------------   -----------
2000
Revenues...........................................   $94.7      $104.7       $110.4        $138.1
Income before provision for income taxes...........    28.1        33.3         42.1          64.4
Net income.........................................    17.8        21.1         26.3          42.0
1999
Revenues...........................................   $66.3      $ 65.1       $ 62.5        $ 91.3
Income before provision for income taxes...........    28.8        24.3         25.1          48.5
Net income.........................................    17.7        15.2         15.5          29.8

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Schedule II--Valuation and Qualifying Accounts

(Dollars in millions)

ALLOWANCE FOR
  LOSSES ON    BALANCE AT   CHARGED TO     ALLOWANCE
  FINANCING    BEGINNING    COSTS AND    ACQUIRED FROM                              BALANCE AT END
 RECEIVABLES    OF YEAR      EXPENSES       BOEING        OTHER     DEDUCTIONS(1)      OF YEAR
-------------  ----------   ----------   -------------   --------   -------------   --------------
2000              $60.7        $10.2         $77.9         $ --        $(12.4)          $136.4
1999               62.1          7.4            --           --          (8.8)            60.7
1998               55.9          7.4            --          1.3          (2.5)            62.1

------------------------

(1) Write-offs, net of recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

    Omitted pursuant to General Instruction I.

ITEM 11. EXECUTIVE COMPENSATION

    Omitted pursuant to General Instruction I.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted pursuant to General Instruction I.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction I.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE NUMBER IN
                                                                                                   FORM 10-K
                                                                                                 --------------
(a)                     1.         Financial Statements:

                                   Independent Auditors' Report................................       23

                                   Consolidated Balance Sheets at December 31, 2000 and 1999...       24

                                   Consolidated Statements of Income and Income Retained for
                                   Growth for the Years Ended December 31, 2000, 1999 and
                                   1998........................................................       25

                                   Consolidated Statements of Cash Flows for the Years Ended
                                   December 31, 2000, 1999 and 1998............................       26

                                   Notes to Consolidated Financial Statements..................       27

                        2.         Financial Statement Schedules:

                                   Schedule II--Valuation and Qualifying Accounts..............       41

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

                        4.6        Senior Indenture, dated as of August 31, 2000, incorporated by reference to
                                   Exhibit 4(a) to the Company's Amendment No. 2 to Form S-3 Registration
                                   Statement, dated August 30, 2000 (File No. 333-82391)

                        4.7        Subordinated Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(b) to the Company's Amendment No. 2 to Form S-3
                                   Registration Statement, dated August 30, 2000 (File No. 333-82391)

                        4.8        Form of Series II Medium-term Note, incorporated by reference to
                                   Exhibit 4(c) to the Form 8-K of the Company dated as of August 22, 1983.

                        4.9        Form of Series III Medium-term Note, incorporated herein by reference to
                                   Exhibit 4(b) to the Company's Form S-3 Registration Statement (File
                                   No. 2-98001).

                        4.10       Form of Series V Medium-term Note, incorporated herein by reference to
                                   Exhibit 4(b) to the Company's Form S-3 Registration (File No. 33-13735).

                        4.11       Form of Series VI Medium-term Note, incorporated by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company, as filed with the SEC on April 24, 1987.

                        4.12       Form of Series VII Medium-term Note, incorporated by reference to Exhibit 4 to the Form S-3 Registration Statement of the Company, as filed with the SEC on April 24, 1987.

                        4.13       Form of Series VIII Senior Medium-term Note, incorporated herein by reference to Exhibit 4(c) to the Company's Form S-3 Registration Statement
                                   (File No. 33-26674).

                        4.14       Form of Series VIII Subordinated Medium-term Note, incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3 Registration Statement
                                   (File No. 33-26674).

                        4.15       Form of Series IX Senior Medium-term Note, incorporated herein by reference to Exhibit 4(c) to the Company's Form S-3 Registration Statement (File
                                   No. 33-31419).

                        4.16       Form of Series IX Senior Federal Funds Medium-term Note, incorporated herein by reference to Exhibit 4(d) of the Company's Form 8-K dated May 16, 1995.

                        4.17       Form of Series IX Subordinated Medium-term Note, incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3 Registration (File
                                   No. 33-31419).

                        4.18       Form of General Term Note-Registered Trademark-, incorporated herein by reference to Exhibit 4(c) to the Company's Form 8-K dated May 26, 1993.

                        4.19       Form of Series X Senior Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(e) to the Company's Form S-3 Registration Statement
                                   (File No. 33-58989).

                        4.20       Form of Series X Senior Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(h) to the Company's Form S-3 Registration
                                   Statement (File No. 33-58989).

                        4.21       Form of Series X Subordinated Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(f) to the Company's Form S-3 Registration
                                   Statement (File No. 33-58989).

                        4.22       Form of Series X Subordinated Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(g) to the Company's Form S-3 Registration
                                   Statement (File No. 33-58989).

                        4.23       Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to the Company's Form S-3 Registration Statement
                                   (File No. 333-37635).

                        4.24       Form of Series X Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to the Company's Form S-3 Registration Statement
                                   (File No. 333-37635).

                        4.25       Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to the Company's Form S-3 Registration Statement
                                   (File No. 333-37635).

                        4.26       Form of Series X Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(h) to the Company's Form S-3 Registration
                                   Statement (File No. 333-37635).

                        4.27       Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to the Company's Form S-3 Registration Statement
                                   (File No. 333-82391).

                        4.28       Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to the Company's Form S-3 Registration Statement
                                   (File No. 333-82391).

                        4.29       Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to the Company's Form S-3 Registration Statement
                                   (File No. 333-82391).

                        4.30       Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to the Company's Form S-3 Registration
                                   Statement (File No. 333-82391).

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

                        10.1       Revolving Credit Agreement, dated September 27, 2000, among Boeing and the banks listed therein, incorporated by reference to Exhibit 10.1 to the
                                   Company's Form 10-Q for the quarterly period ended September 30, 2000.

                        10.2       Borrower Subsidiary Letter, dated September 27, 2000, among Boeing and the banks listed therein, incorporated by reference to Exhibit 10.2 to the
                                   Company's Form 10-Q for the quarterly period ended September 30, 2000.

                        10.3       Operating Agreement, dated as of September 13, 2000, by and among the
                                   Company, BCSC and Boeing, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed September 19, 2000.

                        10.4       Operating Agreement, dated as of September 13, 2000, by and among BCSC and
                                   Boeing, incorporated herein by reference to Exhibit 10.2 to the Company's
                                   Form 8-K filed September 19, 2000.

                        12.        Computation of Ratio of Earnings to Fixed Charges.

                        23.1       Independent Auditors' Consent.

(b)                     Reports on Form 8-K

                        No Reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BOEING CAPITAL CORPORATION

                                                       By:            /s/ STEVEN W. VOGEDING
                                                            -----------------------------------------
                                                                        Steven W. Vogeding
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
March 20, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MICHAEL M. SEARS
     -------------------------------------------       Chairman and Director           March 20, 2001
                  Michael M. Sears

                 /s/ JAMES F. PALMER
     -------------------------------------------
                   James F. Palmer                     President and Director          March 20, 2001
            (Principal Executive Officer)

                 /s/ DOUGLAS G. BAIN
     -------------------------------------------       Director                        March 20, 2001
                   Douglas G. Bain

                 /s/ ALAN R. MULALLY
     -------------------------------------------       Director                        March 20, 2001
                   Alan R. Mulally

              /s/ WALTER E. SKOWRONSKI
     -------------------------------------------       Director                        March 20, 2001
                Walter E. Skowronski

               /s/ STEVEN W. VOGEDING
     -------------------------------------------       Vice President and Chief
                 Steven W. Vogeding                      Financial Officer             March 20, 2001
            (Principal Financial Officer)

               /s/ MAURA R. MIZUGUCHI
     -------------------------------------------       Controller and Chief
                 Maura R. Mizuguchi                      Operations Officer            March 20, 2001
           (Principal Accounting Officer)