Form 10-Q
period 2001-03-31
BOEING CAPITAL CORP
filed 2001-04-30
CIK 711513

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

                         Commission File Number 0-10795

                     ---------------------------------------


                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                           95-2564584
  (State or other jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

            500 NACHES AVE., SW, 3RD FLOOR - RENTON, WASHINGTON 98055
                    (Address of principal executive offices)

                                 (425) 393-2914
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Common shares outstanding at April 30, 2001:                      50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                        March 31,       December 31,
(Dollars in millions, except stated value and par value)                                  2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                                  $       1,844.0   $        1,670.7
      Notes receivable                                                                      1,465.5            1,481.7
                                                                                    ------------------------------------
                                                                                            3,309.5            3,152.4
      Allowance for losses on financing receivables                                          (130.0)            (136.4)
                                                                                    ------------------------------------
                                                                                            3,179.5            3,016.0
    Cash and cash equivalents                                                                  40.7               48.6
    Equipment under operating leases, net                                                   2,241.0            2,151.0
    Equipment held for sale or re-lease                                                        79.2              101.2
    Accounts due from Boeing and BCSC                                                         155.6              215.8
    Other assets                                                                              224.0              123.3
                                                                                    ------------------------------------
                                                                                    $       5,920.0   $        5,655.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                        $         123.0   $          652.9
    Accounts payable and accrued expenses                                                      27.1               62.5
    Other liabilities                                                                         151.7              135.0
    Deferred income taxes                                                                     464.8              468.8
    Long-term debt:
      Senior                                                                                4,432.2            3,635.4
      Subordinated                                                                             29.2               29.2
                                                                                    ------------------------------------
                                                                                            5,228.0            4,983.8
                                                                                    ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                              50.0               50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                          234.5              234.5
      Accumulated other comprehensive loss, net of tax                                         (4.9)               -
      Income retained for growth                                                              407.4              382.6
                                                                                    ------------------------------------
                                                                                              692.0              672.1
                                                                                    ------------------------------------
                                                                                    $       5,920.0   $        5,655.9
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income, Comprehensive Income and Income Retained for Growth
(Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
(Dollars in millions)                                                                2001              2000
-------------------------------------------------------------------------------------------------------------------
REVENUES
    Finance lease income                                                          $      37.6    $       32.8
    Interest income on notes receivable                                                  35.8            26.9
    Operating lease income, net of depreciation expense                                  46.6            31.4
    Net gain on disposal or re-lease of assets                                            2.6             3.1
    Other                                                                                 4.7             0.5
                                                                               -----------------------------------
                                                                                        127.3            94.7
                                                                               -----------------------------------

EXPENSES
    Interest expense                                                                     72.7            56.1
    Provision for losses                                                                  2.8             2.3
    Operating expenses                                                                    9.8             7.4
    Other                                                                                 1.8             0.8
                                                                               -----------------------------------
                                                                                         87.1            66.6
                                                                               -----------------------------------
Income before provision for income taxes                                                 40.2            28.1
Provision for income taxes                                                               14.5            10.3
                                                                               -----------------------------------
Net income                                                                               25.7            17.8
                                                                               -----------------------------------

Other comprehensive loss, before tax:
    Cumulative effect of accounting change                                               (9.2)             -
    Unrealized losses on derivative instruments                                          (0.3)             -
    Unrealized gain on investment                                                         1.9              -
                                                                               -----------------------------------
Total other comprehensive loss, before tax                                               (7.6)             -
Income tax benefit related to items of other comprehensive loss                           2.7              -
                                                                               -----------------------------------
Total other comprehensive loss, net of tax                                               (4.9)             -
                                                                               -----------------------------------
Comprehensive income                                                              $      20.8    $       17.8
                                                                               ===================================

Income retained for growth at beginning of period                                 $     382.6    $      278.9
Net income                                                                               25.7            17.8
Dividends                                                                                (0.9)           (0.9)
                                                                               -----------------------------------
Income retained for growth at end of period                                       $     407.4    $      295.8
                                                                               ===================================

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                             Three months ended
                                                                                                 March 31,
(Dollars in millions)                                                                       2001               2000
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                       $        25.7     $        17.8
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation expense - equipment under operating leases                              33.3              24.6
         Net gain on disposal or re-lease of assets                                           (2.6)             (3.1)
         Provision for losses                                                                  2.8               2.3
         Losses on derivative instruments                                                      0.4               -
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                                      60.2             (18.0)
           Other assets                                                                      (55.8)             (4.6)
           Accounts payable and accrued expenses                                             (36.4)            (16.0)
           Other liabilities                                                                  (2.9)             (0.5)
           Deferred income taxes                                                              (1.3)             (6.7)
         Other, net                                                                          (22.5)             (9.0)
                                                                                    -------------------------------------
                                                                                               0.9             (13.2)
                                                                                    -------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                                      32.0              (8.3)
    Purchase of net assets from Boeing                                                         -            (1,261.9)
    Purchase of equipment for operating leases                                              (136.9)             (2.2)
    Proceeds from disposition of equipment and leases receivable                              38.2             359.6
    Collection of notes and leases receivable                                                104.2              92.2
    Acquisition of notes and leases receivable                                              (283.9)            (86.5)
                                                                                    -------------------------------------
                                                                                            (246.4)           (907.1)
                                                                                    -------------------------------------
FINANCING ACTIVITIES
    Net change in short-term notes payable                                                  (529.9)            111.1
    Long-term debt:
       Intercompany issuance for purchase of net assets from Boeing                            -             1,261.9
       Proceeds                                                                              850.0               -
       Repayments                                                                            (82.5)           (486.0)
    Capital contribution from Boeing                                                           -                45.0
                                                                                    -------------------------------------
                                                                                             237.6             932.0
                                                                                    -------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (7.9)             11.7
Cash and cash equivalents at beginning of year                                                48.6              26.9
                                                                                    -------------------------------------
Cash and cash equivalents at end of period                                           $        40.7     $        38.6
                                                                                    =====================================

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Three months ended
(Dollars in millions)                                                                     March 31, 2000
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
                                                                                     ==========================

There were no non-cash transactions which require disclosure for the three months ended March 31, 2001.

See Notes to Consolidated Financial Statements.

BOEING CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2001
(Unaudited)

NOTE 1 -- INTERIM REPORTING

BASIS OF PRESENTATION

Boeing Capital Corporation (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which, in turn, is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, comprehensive income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2000.

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

FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

With the adoption of SFAS No. 133, the Company recognized a cumulative effect type transition adjustment to accumulated other comprehensive loss at January 1, 2001, of $9.2 million ($5.9 million after tax).

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

The Company uses interest rate swap contracts to adjust the amount of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, the Company either agrees to pay semi-annually or quarterly an amount equal to a specified variable-rate of interest multiplied by a notional principal amount, and to receive semi-annually or quarterly in return an amount equal to a specified fixed-rate of interest multiplied by the same notional principal amount or, vice versa, to receive a variable-rate amount and to pay a fixed-rate amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contracts differently depending upon whether the contract receives hedge accounting treatment and the nature of the exposure being hedged. Interest rate swap contracts under which the Company agrees to pay variable-rates of interest are generally designated as hedges of changes in the fair value of the Company's fixed-rate debt obligations. Accordingly, such interest rate swap contracts are reflected at fair value on the Company's consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of these interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as adjustments to interest expense on the Company's consolidated statements of income, comprehensive income and income retained for growth. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company holds nine interest rate swaps that are accounted for under these criteria. These interest rate swaps are considered to be perfectly effective because they qualify for the "short-cut method" under SFAS No. 133, and therefore, no net change in fair value will be recognized in income.

Interest rate swap contracts under which the Company agrees to pay fixed-rates of interest are generally designated as hedges of changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value on the Company's consolidated balance sheets and the related gains or losses on these contracts are recorded in shareholder's equity as a component of accumulated other comprehensive loss. These gains and losses are then reclassified as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. The Company holds only one interest rate swap that is accounted for under these criteria. This interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut method" under SFAS No. 133, and therefore, any changes in fair value recognized in income are exactly offset by changes in the hedged cash flows.

In addition to the interest rate swaps that qualify for the short-cut method, the Company holds seven other interest rate swaps and seven interest exchange agreements. Under SFAS No. 133, both the interest rate swaps and the interest exchange agreements qualify as derivative instruments. The interest exchange agreements have identical characteristics to interest rate swaps, and therefore, are considered as derivative instruments under SFAS No. 133. Both the interest rate swaps and the interest exchange agreements constitute an integral part of seven Japanese Leverage Leases ("JLL's") where each JLL contains one interest rate swap and one interest exchange agreement. Economically, the intent of the interest rate swaps is to "hedge" the exposure created by the interest exchange agreements. However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. Although changes in fair value from these derivative instruments are recognized in income, the JLL's are structured so that changes in fair value of interest rate swaps are significantly offset by any changes in fair value of interest exchange agreements in income. For the period ended March 31, 2001, these interest rate swaps resulted in income of $5.3 million and the interest exchange agreements resulted in an expense of $5.6 million.

As of March 31, 2001, interest rate swaps are reflected at a fair value of $43.0 million in other assets and $19.6 million in other liabilities. Offsetting amounts are reflected in accumulated other comprehensive loss of $9.5 million, underlying long term senior debt of $33.3 million and net other expense of $0.4 million. During the next twelve months, the Company expects to reclassify to expense $2.5 million from the amount recorded in accumulated other comprehensive loss and recognize income of $4.1 million related to the basis adjustment of certain underlying liabilities.

The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.

NOTE 2 -- CREDIT AGREEMENTS AND LONG-TERM DEBT

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.1 billion was allocated to the Company's Series XI medium-term note program. As of March 31, 2001, the Company had issued and sold $600.0 million in aggregate principal amount of such medium-term notes, at interest rates ranging from 5.33% to 6.68% and with maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011.

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing was made available to the Company. This new credit facility replaced the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. At March 31, 2001, there were no amounts outstanding under this arrangement.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At March 31, 2001, the Company was in compliance with all of its debt covenants.

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

OTHER

Viacao Aerea Rio-Grandense ("VARIG") accounted for $333.7 million (6.0% of total Company portfolio) and $339.4 million (6.4% of total Company portfolio) at March 31, 2001 and December 31, 2000, respectively. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

Trans World Airlines, Inc. ("TWA") accounted for $133.2 million (2.4% of total Company portfolio) and $134.5 million (2.5% of total Company portfolio) at March 31, 2001 and December 31, 2000, respectively. TWA filed for protection under Chapter 11 of the bankruptcy code on January 10, 2001. On April 9, 2001, the Company's existing leases with TWA were amended, restated and assigned by TWA to a wholly owned subsidiary of American Airlines, Inc. ("American"), where obligations under the leases are guaranteed by American. The amendments to these leases include, among other changes, substantially reduced rental rates. As a result, the Company collected the full amounts owing under first loss deficiency guaranties from McDonnell Douglas for certain obligations of TWA under the lease agreements between the Company and TWA relating to MD-83 aircraft.

In addition to the existing leases with TWA, on April 9, 2001, the Company acquired a portfolio of aircraft from Boeing and entered into leases with American or a subsidiary of American (whose obligations are guaranteed by American), for 51 aircraft, consisting of 34 MD-80, two B-757 and 15 B-717 aircraft. These acquired assets were recorded at $859.5 million, which is net of non-recourse financing of $425.0 million. After giving effect to this acquisition, American is the Company's largest customer, accounting for approximately 15.7% of the total Company portfolio as of April 9, 2001. This asset acquisition is more particularly described in the Company's Current Report on Form 8-K dated April 9, 2001 (filed with the SEC on April 24, 2001).

At March 31, 2001, the Company had commitments to provide leasing and other financing totaling $1,929.8 million, of which $1,465.5 million related to aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments.

Boeing and BCSC had unfunded aircraft financing commitments existing at March 31, 2001 of approximately $6,221.5 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

In conjunction with prior asset dispositions and certain guaranties, at March 31, 2001, the Company was subject to a maximum contingent liability of $103.2 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

ITEM 2.       MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of
Boeing relating to the Company, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.
--------------------------------------------------------------------------------

Finance lease income increased $4.8 million (14.6%) from the first three months of 2000, primarily attributable to new volume of finance leases within the commercial financial services (formerly referred to as commercial finance) and the aircraft financial services (formerly referred to as commercial aircraft financing) portfolios.

Interest on notes receivable increased $8.9 million (33.1%) from the first three months of 2000, primarily attributable to new volume of commercial financial services and aircraft financial services notes receivable.

Net operating lease income increased $15.2 million (48.4%) from the first three months of 2000, primarily attributable to new volume of commercial financial services and aircraft financial services operating leases.

Other income increased $4.2 million (840.0%) from the first three months of 2000, primarily attributable to $1.2 million of fee income and $2.6 million in intercompany interest income on a note between the Company and Boeing.

Interest expense increased $16.6 million (29.6%) from the first three months of 2000, primarily attributable to debt issued in connection with a higher level of borrowings as a result of increased financing activity.

Operating expenses increased $2.4 million (32.4%) from the first three months of 2000, primarily attributable to the addition of employees offset by a decrease in nonrecurring professional service fees incurred as compared to the first three months of 2000.

Other expenses increased $1.0 million (125.0%) from the first three months of 2000, primarily attributable to expenses incurred in 2001 relating to aircraft held for sale or re-lease.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to instruction H(2).


ITEM 5.       OTHER INFORMATION

Summarized below is information on borrowing operations, portfolio balances, new business volume, analysis of allowance for losses on financing receivables and credit loss experience and receivable write-offs, net of recoveries by segment.

BORROWING OPERATIONS

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.1 billion was allocated to the Company's Series XI medium-term note program. As of March 31, 2001, the Company had issued and sold $600.0 million in aggregate principal amount of such medium-term notes, at interest rates ranging from 5.33% to 6.68% and with maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011.

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing was made available to the Company. This new credit facility replaced the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. At March 31, 2001, there were no amounts outstanding under this arrangement.

PORTFOLIO BALANCES

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                          March 31,       December 31,
(Dollars in millions)                                       2001              2000
-----------------------------------------------------------------------------------------
AIRCRAFT FINANCIAL SERVICES
    Boeing commercial aircraft
        Finance leases                                $     1,153.0     $       977.2
        Operating leases                                    1,751.5           1,692.0
        Notes receivable                                      535.1             595.0
                                                      -----------------------------------
                                                            3,439.6           3,264.2
                                                      -----------------------------------
    Other commercial aircraft
        Finance leases                                        105.2             107.7
        Operating leases                                       67.9              58.4
        Notes receivable                                        2.3               2.5
                                                      -----------------------------------
                                                              175.4             168.6
                                                      -----------------------------------
COMMERCIAL FINANCIAL SERVICES
    Finance leases                                            585.8             585.7
    Operating leases                                          421.6             400.7
    Notes receivable                                          927.6             883.7
                                                      -----------------------------------
                                                            1,935.0           1,870.1
                                                      -----------------------------------
OTHER                                                           0.5               0.5
                                                      -----------------------------------
                                                      $     5,550.5     $     5,303.4
                                                      ===================================


NEW BUSINESS VOLUME

New business volume is summarized as follows:

                                                                    Three months ended
                                                                        March 31,
(Dollars in millions)                                             2001              2000
-----------------------------------------------------------------------------------------------
Aircraft financial services - Boeing commercial aircraft    $       251.6     $         2.0
Aircraft financial services - Other commercial aircraft              10.2               -
Commercial financial services                                       158.3              86.7
                                                            -----------------------------------
                                                            $       420.1     $        88.7
                                                            ===================================

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                 March 31,        December 31,
(Dollars in millions)                                              2001               2000
-------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                  $      136.4        $        60.7
Provision for losses                                                  2.8                 10.2
Write-offs, net of recoveries                                        (9.0)               (12.4)
Allowance acquired from Boeing                                        -                   77.9
Other                                                                (0.2)                 -
                                                            -------------------------------------
Allowance for losses on financing receivables at end of
    period                                                   $      130.0        $       136.4
                                                            =====================================

Allowance as a percentage of total receivables                        3.9%                 4.3%

Net write-offs as a percentage of average receivables                 0.3%                 0.5%

More than 90 days delinquent:
    Amount of delinquent installments                        $        7.6        $         8.7
    Total receivables due from delinquent obligors                  117.6                129.2
    Total receivables due from delinquent obligors
       as a percentage of total receivables                           3.6%                 4.1%


RECEIVABLE WRITE-OFFS, NET OF RECOVERIES BY SEGMENT

Aircraft financial services had no net write-offs of receivables for the three months ended March 31, 2001 or 2000. Commercial financial services had net write-offs of receivables of $9.0 million for the three months ended March 31, 2001 and had no net write-offs for the three months ended March 31, 2000.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

          Exhibit 12 Computation of Ratio of Income to Fixed Charges.

B.   Reports on Form 8-K

     1. Form 8-K dated February 23, 2001 to release earnings for the year ended December 31, 2000.

     2. Form 8-K dated March 1, 2001 to include certain exhibits with respect to the Company's Registration Statement on Form S-3 (File No. 333-55846).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.


                             BOEING CAPITAL CORPORATION

April 30, 2001               /S/ STEVEN W. VOGEDING
                             ---------------------------------------------
                             Steven W. Vogeding
                             Vice President and Chief Financial
                             Officer (Principal Financial Officer) and
                             Registrant's Authorized Officer


                             /S/ MAURA R. MIZUGUCHI
                             ---------------------------------------------
                             Maura R. Mizuguchi
                             Controller (Principal Accounting Officer)
                             and Chief Operations Officer