Form 10-Q
period 2001-06-30
BOEING CAPITAL CORP
filed 2001-08-08
CIK 711513

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    Form 10-Q



|X|      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                       OR

|_|      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ________________ to _________________

                         Commission File Number 0-10795
-------------------------------------------------------------------------------


                           BOEING CAPITAL CORPORATION
              (Exact name of registrant as specified in its charter)

              Delaware                           95-2564584
  (State or other jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

            500 Naches Ave., SW, 3rd Floor o Renton, Washington 98055
                     (Address of principal executive offices)
                                 (425) 393-2914
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at August 8, 2001:         50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets
                                                                                        June 30,        December 31,
(Dollars in millions, except stated value and par value)                                  2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
    Financing receivables:
      Investment in finance leases                                                  $       2,730.4   $        1,670.7
      Notes receivable                                                                      1,739.6            1,481.7
                                                                                    ------------------------------------
                                                                                            4,470.0            3,152.4
      Allowance for losses on financing receivables                                          (123.9)            (136.4)
                                                                                    ------------------------------------
                                                                                            4,346.1            3,016.0
    Cash and cash equivalents                                                                 102.2               48.6
    Equipment under operating leases, net                                                   2,412.1            2,151.0
    Equipment held for sale or re-lease                                                       211.1              101.2
    Accounts due from Boeing and BCSC                                                         159.5              215.8
    Other assets                                                                              257.6              123.3
                                                                                    ------------------------------------
                                                                                    $       7,488.6   $        5,655.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                        $         156.0   $          652.9
    Accounts payable and accrued expenses                                                      89.4               62.5
    Other liabilities                                                                         163.9              135.0
    Deferred income taxes                                                                     651.5              468.8
    Long-term debt:
      Senior                                                                                5,463.3            3,635.4
      Subordinated                                                                             24.2               29.2
                                                                                    ------------------------------------
                                                                                            6,548.3            4,983.8
                                                                                    ------------------------------------

    Commitments and contingencies - Note 3

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                              50.0               50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                          425.7              234.5
      Accumulated other comprehensive loss, net of tax                                         (2.5)               -
      Income retained for growth                                                              462.1              382.6
                                                                                    ------------------------------------
                                                                                              940.3              672.1
                                                                                    ------------------------------------
                                                                                    $       7,488.6   $        5,655.9
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income, Comprehensive Income and Income Retained for Growth
(Unaudited)

                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
(Dollars in millions)                                      2001            2000             2001              2000
-------------------------------------------------------------------------------------------------------------------------

REVENUES
    Finance lease income                               $       66.3     $      36.6      $     103.9    $       69.4
    Interest income on notes receivable                        34.8            27.9             70.6            54.8
    Operating lease income, net of depreciation
       expense                                                 46.0            31.7             92.6            63.1
    Net gain on disposal or re-lease of assets                 25.6             5.0             28.2             8.1
    Other                                                      23.9             3.5             28.6             4.0
                                                      -------------------------------------------------------------------
                                                              196.6           104.7            323.9           199.4
                                                      -------------------------------------------------------------------

EXPENSES
    Interest expense                                           91.3            53.0            164.0           109.1
    Provision for losses                                        3.3             2.5              6.1             4.8
    Operating expenses                                         11.5             8.3             21.3            15.7
    Other                                                       3.1             7.6              4.9             8.4
                                                      -------------------------------------------------------------------
                                                              109.2            71.4            196.3           138.0
                                                      -------------------------------------------------------------------
Income before provision for income taxes                       87.4            33.3            127.6            61.4
Provision for income taxes                                     31.8            12.2             46.3            22.5
                                                      -------------------------------------------------------------------
Net income                                                     55.6            21.1             81.3            38.9
                                                      -------------------------------------------------------------------

Other comprehensive income (loss), before tax:
    Cumulative effect of accounting change                      -               -               (9.2)            -
    Unrealized gain on derivative
       instruments                                              0.5             -                0.2             -
    Unrealized gain on investment                               3.2             -                5.1             -
                                                      -------------------------------------------------------------------
Total other comprehensive income (loss),
    before tax                                                  3.7             -               (3.9)            -
Income tax (expense) benefit related to items
    of other comprehensive income (loss)                       (1.3)            -                1.4             -
                                                      -------------------------------------------------------------------
Total other comprehensive income (loss),
    net of tax                                                  2.4             -               (2.5)            -
                                                      -------------------------------------------------------------------
Comprehensive income                                   $       58.0     $      21.1      $      78.8    $       38.9
                                                      ===================================================================

Income retained for growth at beginning of
    period                                             $      407.4     $     295.8      $     382.6    $      278.9
Net income                                                     55.6            21.1             81.3            38.9
Dividends                                                      (0.9)           (0.9)            (1.8)           (1.8)
                                                      -------------------------------------------------------------------
Income retained for growth at end of period            $      462.1     $     316.0      $     462.1    $      316.0
                                                      ===================================================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
(Dollars in millions)                                                                     2001               2000
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                       $        81.3     $        38.9
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense - equipment under operating leases                              69.8              46.5
         Net gain on disposal or re-lease of assets                                          (28.2)             (8.1)
         Provision for losses                                                                  6.1               4.8
         Unrealized gain on derivative instruments                                           (14.5)              -
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                                      56.3              12.8
           Other assets                                                                      (59.7)              9.8
           Accounts payable and accrued expenses                                              26.9              (1.9)
           Other liabilities                                                                  (7.2)              2.9
           Deferred income taxes                                                             184.1              (2.8)
         Other, net                                                                          (47.8)             (7.0)
                                                                                    -------------------------------------
                                                                                             267.1              95.9
                                                                                    -------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                                      65.2             (81.3)
    Purchase of net assets from Boeing                                                      (859.5)         (1,261.9)
    Purchase of equipment for operating leases                                              (351.5)            (59.1)
    Proceeds from disposition of equipment and leases receivable                              88.7              54.8
    Collection of notes and leases receivable                                                428.3             505.6
    Acquisition of notes and leases receivable                                            (1,100.9)           (285.8)
                                                                                    -------------------------------------
                                                                                          (1,729.7)         (1,127.7)
                                                                                    -------------------------------------
FINANCING ACTIVITIES
    Net change in short-term notes payable                                                  (496.9)            249.1
    Long-term debt:
       Intercompany issuance for purchase of net assets from Boeing                          395.6           1,261.9
       Proceeds                                                                            2,050.0              51.6
       Repayments                                                                           (621.9)           (559.8)
    Payment of cash dividends                                                                 (1.8)             (1.8)
    Capital contributions from Boeing                                                        191.2              45.0
                                                                                    -------------------------------------
                                                                                           1,516.2           1,046.0
                                                                                    -------------------------------------
Net increase in cash and cash equivalents                                                     53.6              14.2
Cash and cash equivalents at beginning of year                                                48.6              26.9
                                                                                    -------------------------------------
Cash and cash equivalents at end of period                                           $       102.2     $        41.1
                                                                                    =====================================

See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Six months ended
(Dollars in millions)                                                                      June 30, 2000
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
                                                                                     ==========================

There were no non-cash transactions that require disclosure for the six months ended June 30, 2001.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)

Note 1 -- Interim Reporting

Basis of Presentation

Boeing Capital Corporation (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which, in turn, is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, comprehensive income and income retained for growth and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2000.

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

Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

With the adoption of SFAS No. 133, the Company recognized a cumulative effect type transition adjustment to accumulated other comprehensive loss at January 1, 2001, of $9.2 million ($5.9 million after tax).

Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments and to adjust certain other transactions. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Interest Rate Risk Management

The Company uses interest rate swap contracts to adjust the amount of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, the Company either agrees to pay semi-annually or quarterly an amount equal to a specified variable rate of interest multiplied by a notional principal amount, and to receive semi-annually or quarterly in return an amount equal to a specified fixed rate of interest multiplied by the same notional principal amount or, vice versa, to receive a variable-rate amount and to pay a fixed-rate amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to diversify counterparty credit risk.

Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contracts differently depending upon whether the contract receives hedge accounting treatment and upon the nature of the exposure being hedged. Interest rate swap contracts under which the Company agrees to pay variable rates of interest are generally designated as hedges of changes in the fair value of the Company's fixed-rate debt obligations. Accordingly, such interest rate swap contracts are reflected at fair value on the Company's consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of these interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as adjustments to interest expense on the Company's consolidated statements of income, comprehensive income and income retained for growth. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. At June 30, 2001, the Company held eleven interest rate swaps that are accounted for under these criteria. For the quarter ended June 30, 2001, the Company terminated five interest rate swaps and entered into an additional seven interest rate swaps that met the same criteria. These interest rate swaps are considered to be perfectly effective because they qualify for the "short-cut method" under SFAS No. 133, and therefore, no net change in fair value will be recognized in income.

Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as hedges of changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value on the Company's consolidated balance sheets and the related gains or losses on these contracts are recorded in shareholder's equity as a component of accumulated other comprehensive loss. The net effect on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At June 30, 2001, the Company held one interest rate swap that is accounted for under these criteria. This interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut method" under SFAS No. 133, and therefore, any changes in fair value are exactly offset by changes in the hedged cash flows.

In addition to the interest rate swaps that qualify for the short-cut method, at June 30, 2001, the Company held seven other interest rate swaps and seven interest exchange agreements. Under SFAS No. 133, both the interest rate swaps and the interest exchange agreements qualify as derivative instruments. The interest exchange agreements have identical characteristics to interest rate swaps. Both the interest rate swaps and the interest exchange agreements constitute an integral part of seven Japanese Leverage Leases ("JLL's") where each JLL contains one interest rate swap and one interest exchange agreement. Economically, the intent of the interest rate swaps is to "hedge" the exposure created by the interest exchange agreements. However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. Although changes in fair value from these derivative instruments are recognized in income, the JLL's are structured so that changes in fair value of interest rate swaps are significantly offset by any changes in fair value of interest exchange agreements in income. For the six months ended June 30, 2001, these interest rate swaps resulted in expense of $2.3 million and the interest exchange agreements resulted in income of $1.4 million.

As of June 30, 2001, interest rate swaps are reflected at a fair value of $24.2 million in other assets and $21.9 million in other liabilities. Offsetting amounts are reflected in accumulated other comprehensive loss of $9.1 million ($5.8 million after tax), underlying long term senior debt of $8.7 million and net other expense of $1.6 million. During the next twelve months, the Company expects to reclassify to expense $2.8 million from the amount recorded in accumulated other comprehensive loss and recognize income of $11.9 million related to the basis adjustment of certain underlying liabilities.

The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.

Credit Enhancement

The Company uses equity conversion options and warrants in certain transactions to enhance the income potential of these transactions.

As of June 30, 2001, an equity conversion option and warrants are reflected at a fair value of $37.5 million in other assets. These were initially recorded based on their fair value as a discount to notes receivable of $19.9 million. The change in fair value for the six months ended June 30, 2001 of $17.6 million was recorded in other income.

Note 2 -- Credit Agreements and Long-Term Debt

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of June 30, 2001, the Company had issued and sold $800.0 million in aggregate principal amount of such medium-term notes, at interest rates ranging from 4.07% to 6.68% and with maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011. On May 10, 2001, the Company received proceeds from the issuance of $1.0 billion in 5.65% senior notes due 2006.

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing was made available to the Company. This new credit facility replaced the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. At June 30, 2001, there were no amounts outstanding under this arrangement.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At June 30, 2001, the Company was in compliance with all of its debt covenants.

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

Other

Viacao Aerea Rio-Grandense ("VARIG") accounted for $327.2 million (4.8% of total Company portfolio) and $339.4 million (6.4% of total Company portfolio) at June 30, 2001 and December 31, 2000, respectively. VARIG has defaulted on its obligations under leases within the Portfolio in recent years, which has resulted in deferrals and restructurings. The Company is currently considering whether to grant deferrals of certain delinquent payments owing from VARIG. Taking into account collateral values, as well as certain first loss deficiency and lease rental guaranties, which Boeing has provided to the Company covering a portion of the VARIG obligations, it is not expected that the VARIG transactions will have a material adverse effect on the Company's earnings, cash flow or financial position.

On April 9, 2001, the Company's existing leases with Trans World Airlines, Inc. ("TWA") were amended, restated and assigned by TWA to a wholly owned subsidiary of American Airlines, Inc. ("American"), whose obligations under the leases are guaranteed by American. The amendments to these leases include, among other changes, substantially reduced rental rates. As a result, the Company collected the full amounts owing under first loss deficiency guaranties from McDonnell Douglas for certain obligations of TWA under the lease agreements between the Company and TWA relating to MD-83 aircraft.

In addition to the existing leases with TWA, on April 9, 2001, the Company acquired a portfolio of aircraft that were previously operated by TWA from Boeing and entered into amended and restated leases with American or a subsidiary of American (whose obligations are guaranteed by American), for 51 aircraft, consisting of 34 MD-80, two B-757 and 15 B-717 aircraft. These acquired assets were recorded at $859.5 million, which is net of non-recourse financing of $425.0 million. This non-recourse financing was repaid on May 24, 2001 from proceeds received on that day from the issuance by American of $1,319.6 million of Enhanced Equipment Trust Certificates (EETC) which is also non-recourse to the Company. Of the proceeds of such issuance, $634.8 million related to the 32 aircraft in which the Company has an interest and the proceeds thereof were used by the Company to pay off the original non-recourse financing and the remainder was applied to general corporate purposes. Additionally, the Company recorded $143.5 million in deferred taxes in conjunction with this acquisition. After giving effect to this acquisition, American is the Company's largest customer, accounting for approximately 15.7% and 14.7% of the total Company portfolio as of April 9, 2001 and June 30, 2001, respectively. The Company has received long-term rental guaranties from Boeing on certain of the shorter-term leases to ensure that the leases meet the Company's minimum investment requirements. These guaranties apply to 8.2% of the total Company portfolio as of June 30, 2001. This asset acquisition is more particularly described in the Company's Current Report on Form 8-K and Form 8-K/A dated
April 9, 2001 (filed with the SEC on April 24, 2001 and June 26, 2001, respectively).

At June 30, 2001, the Company had commitments to provide leasing and other financing totaling $1,937.5 million, of which $1,332.0 million related to aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and BCSC had unfunded aircraft financing commitments existing at June 30, 2001 of approximately $3,772.6 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

In conjunction with prior asset dispositions and certain guaranties, at June 30, 2001, the Company was subject to a maximum contingent liability of $105.4 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Based on trends to date, any losses related to such exposure are not expected by the Company to be significant.

Item 2.       Management's Analysis of Results of Operations

------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

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

------------------------------------------------------------------------------

Finance lease income increased $34.5 million (49.7%) from the first six months of 2000, primarily attributable to new volume of finance leases within the aircraft financial services (formerly referred to as commercial aircraft financing) portfolio.

Interest on notes receivable increased $15.8 million (28.8%) from the first six months of 2000, primarily attributable to new volume of commercial financial services (formerly referred to as commercial finance) and aircraft financial services notes receivable.

Net operating lease income increased $29.5 million (46.8%) from the first six months of 2000, primarily attributable to new volume of commercial financial services and aircraft financial services operating leases.

Net gain on disposal or re-lease of assets increased $20.1 million (248.1%) from the first six months of 2000, primarily attributable to $24.1 million of income from sales within the aircraft financial services portfolio during the second quarter of 2001, offset by a decrease in gains within the commercial financial services portfolio.

Other income increased $24.6 million (615.0%) from the first six months of 2000, primarily attributable to $16.6 million of net unrealized gain on derivative instruments in accordance with SFAS No. 133, $5.1 million in intercompany interest income on a note between the Company and Boeing and dividend income of $2.0 million.

Interest expense increased $54.9 million (50.3%) from the first six months of 2000, primarily attributable to debt issued in connection with a higher level of borrowings as a result of increased financing activity.

Provision for losses increased $1.3 million (27.1%) from the first six months of 2000, primarily attributable to the increase in financing receivables within the commercial financial services and aircraft financial services portfolios.

Operating expenses increased $5.6 million (35.7%) from the first six months of 2000, primarily attributable to the addition of employees offset by a decrease in non-recurring professional service fees incurred as compared to the first six months of 2000.

Other expenses decreased $3.5 million (41.7%) from the first six months of 2000, primarily attributable to a $6.7 million write-off of charges relating to the discontinuation of a new lease administration system conversion project in the second quarter of 2000, offset by an increase in expenses incurred in 2001 relating to aircraft held for sale or re-lease.


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

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of June 30, 2001, the Company had issued and sold $800.0 million in aggregate principal amount of such medium-term notes, at interest rates ranging from 4.07% to 6.68% and with maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of its debt securities (SEC File No. 333-55846). On February 26, 2001, the SEC declared such Registration Statement to be effective. On March 8, 2001, the Company received proceeds from the issuance of $750.0 million in 6.10% senior notes due 2011. On May 10, 2001, the Company received proceeds from the issuance of $1.0 billion in 5.65% senior notes due 2006.

As of September 27, 2000, $1.0 billion of the 364-day revolving credit line of Boeing was made available to the Company. This new credit facility replaced the Company's $1.0 billion substantially similar credit arrangement, which terminated in accordance with its terms on September 27, 2000, and which, in turn, replaced the Company's former $240.0 million credit line that was terminated on March 30, 2000. At June 30, 2001, there were no amounts outstanding under this arrangement.


Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                               June 30,        December 31,
(Dollars in millions)                                                            2001              2000
--------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
  Boeing commercial aircraft
      Finance leases                                                       $     2,037.1     $       977.2
      Operating leases                                                           1,848.1           1,692.0
      Notes receivable                                                             777.8             595.0
                                                                           -----------------------------------
                                                                                 4,663.0           3,264.2
                                                                           -----------------------------------
  Other commercial aircraft
      Finance leases                                                               100.7             107.7
      Operating leases                                                              71.0              58.4
      Notes receivable                                                               2.2               2.5
                                                                           -----------------------------------
                                                                                   173.9             168.6
                                                                           -----------------------------------
Commercial Financial Services
  Finance leases                                                                   592.6             585.7
  Operating leases                                                                 493.0             400.7
  Notes receivable                                                                 955.4             883.7
                                                                           -----------------------------------
                                                                                 2,041.0           1,870.1
                                                                           -----------------------------------
Space and Defense Financial Services
  Notes receivable                                                                   3.7               -
                                                                           -----------------------------------
                                                                                     3.7               -
                                                                           -----------------------------------
Other                                                                                0.5               0.5
                                                                           -----------------------------------
                                                                           $     6,882.1     $     5,303.4
                                                                           ===================================

New Business Volume

New business volume is summarized as follows:

                                                                                    Six months ended
                                                                                        June 30,
(Dollars in millions)                                                           2001              2000
--------------------------------------------------------------------------------------------------------------
Aircraft financial services - Boeing commercial aircraft                   $     1,093.3   $           2.0
Aircraft financial services - Other commercial aircraft                             14.6               -
Commercial financial services                                                      356.6             343.0
Space and defense financial services                                                15.8               -
                                                                           -----------------------------------
                                                                           $     1,480.3   $         345.0
                                                                           ===================================


Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                               June 30,         December 31,
(Dollars in millions)                                                            2001               2000
---------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                $      136.4        $        60.7
Provision for losses                                                                6.1                 10.2
Write-offs, net of recoveries                                                     (18.3)               (12.4)
Allowance acquired from Boeing                                                      -                   77.9
Other                                                                              (0.3)                 -
                                                                          -------------------------------------
Allowance for losses on financing receivables at end of
    period                                                                 $      123.9        $       136.4
                                                                          =====================================

Allowance as a percentage of total receivables                                      2.8%                 4.3%

Net write-offs as a percentage of average receivables                               0.4%                 0.5%

More than 90 days delinquent:
    Amount of delinquent installments                                      $       11.5        $         8.7
    Total receivables due from delinquent obligors                                155.4                129.2
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                         3.5%                 4.1%


Receivable Write-offs, Net of Recoveries by Segment

Aircraft financial services had no net write-offs of receivables for the six months ended June 30, 2001 or 2000. Commercial financial services had net write-offs of receivables of $18.3 million for the six months ended June 30, 2001 and had net recoveries of receivables of $0.4 million for the six months ended June 30, 2000. Space and defense financial services had no net write-offs of receivables for the six months ended June 30, 2001 or 2000.

Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

B.    Reports on Form 8-K

1. Form 8-K dated April 9, 2001 to report the acquisition of an aircraft portfolio from Boeing.

2. Form 8-K/A dated April 9, 2001 to report additional information regarding the aircraft portfolio acquisition from Boeing.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                  Boeing Capital Corporation

August 8, 2001                    /S/ STEVEN W. VOGEDING
                                  __________________________________
                                  Steven W. Vogeding
                                  Vice President and Chief Financial
                                  Officer (Principal Financial Officer) and
                                  Registrant's Authorized Officer




                                  /S/ MAURA R. MIZUGUCHI
                                  __________________________________
                                  Maura R. Mizuguchi
                                  Controller (Principal Accounting Officer)
                                  and Chief Operations Officer