Form 10-Q
period 2001-09-30
BOEING CAPITAL CORP
filed 2001-10-26
CIK 711513

United States
                       Securities and Exchange Commission

-------------------------------------------------------------------------------

                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at October 26, 2001:                50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     Part I

Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                      September 30,     December 31,
(Dollars in millions, except stated value and par value)                                  2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
 Financing receivables:
      Investment in finance leases                                                  $       3,284.7   $        1,670.7
      Notes receivable                                                                      1,871.8            1,481.7
                                                                                    ------------------------------------
                                                                                            5,156.5            3,152.4
      Allowance for losses on financing receivables                                          (119.0)            (136.4)
                                                                                    ------------------------------------
                                                                                            5,037.5            3,016.0
   Cash and cash equivalents                                                                   54.2               48.6
    Equipment under operating leases, net                                                   2,595.1            2,151.0
    Equipment held for sale or re-lease                                                       221.0              101.2
    Accounts due from Boeing and BCSC                                                         132.5              215.8
    Other assets                                                                              282.4              123.3
                                                                                    ------------------------------------
                                                                                    $       8,322.7   $        5,655.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term notes payable                                                        $         474.5   $          652.9
    Accounts payable and accrued expenses                                                      61.5               62.5
    Other liabilities                                                                         195.1              135.0
    Deferred income taxes                                                                     701.3              468.8
    Long-term debt:
      Senior                                                                                5,804.0            3,635.4
      Subordinated                                                                             24.1               29.2
                                                                                    ------------------------------------
                                                                                            7,260.5            4,983.8
                                                                                    ------------------------------------

    Commitments and contingencies - Note 5

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                              50.0               50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                          528.0              234.5
      Accumulated other comprehensive loss, net of tax                                         (7.9)               -
      Income retained for growth                                                              487.1              382.6
                                                                                    ------------------------------------
                                                                                            1,062.2              672.1
                                                                                    ------------------------------------
                                                                                    $       8,322.7   $        5,655.9
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income, Comprehensive Income and Income Retained for Growth
(Unaudited)

                                                            Three months ended                Nine months ended
                                                               September 30,                    September 30,
(Dollars in millions)                                      2001            2000             2001              2000
-------------------------------------------------------------------------------------------------------------------------

REVENUES
    Finance lease income                               $       72.8     $      38.4      $     176.7    $      107.8
    Interest income on notes receivable                        37.5            29.5            108.1            84.3
    Operating lease income, net of depreciation
       expense                                                 28.4            31.9            121.0            95.0
    Net gain on disposal or re-lease of assets                  2.4             8.4             30.6            16.5
    Other                                                     (11.7)            2.2             16.9             6.2
                                                      -------------------------------------------------------------------
                                                              129.4           110.4            453.3           309.8
                                                      -------------------------------------------------------------------

EXPENSES
    Interest expense                                           68.1            56.3            232.1           165.4
    Provision for losses                                        4.5             2.6             10.6             7.4
    Operating expenses                                         10.0             7.6             31.3            23.3
    Other                                                       6.9             1.8             11.8            10.2
                                                      -------------------------------------------------------------------
                                                               89.5            68.3            285.8           206.3
                                                      -------------------------------------------------------------------
Income before provision for income taxes                       39.9            42.1            167.5           103.5
Provision for income taxes                                     14.1            15.8             60.4            38.3
                                                      -------------------------------------------------------------------
Net income                                                     25.8            26.3            107.1            65.2
                                                      -------------------------------------------------------------------

Other comprehensive loss, before tax:
    Cumulative effect of accounting change                      -               -               (9.2)            -
    Unrealized loss on derivative instruments                  (1.4)            -               (1.2)            -
    Unrealized loss on investment                              (7.1)            -               (2.0)            -
                                                      -------------------------------------------------------------------
Total other comprehensive loss,
    before tax                                                 (8.5)            -              (12.4)            -
Income tax benefit related to items
    of other comprehensive loss                                 3.1             -                4.5             -
                                                      -------------------------------------------------------------------
Total other comprehensive loss, net of tax                     (5.4)            -               (7.9)            -
                                                      -------------------------------------------------------------------
Comprehensive income                                   $       20.4     $      26.3      $      99.2    $       65.2
                                                      ===================================================================

Income retained for growth at beginning of
    period                                             $      462.1     $     316.0      $     382.6    $      278.9
Net income                                                     25.8            26.3            107.1            65.2
Dividends                                                      (0.8)           (0.8)            (2.6)           (2.6)
                                                      -------------------------------------------------------------------
Income retained for growth at end of period            $      487.1     $     341.5      $     487.1    $      341.5
                                                      ===================================================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                             Nine months ended
                                                                                               September 30,
(Dollars in millions)                                                                     2001               2000
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                       $       107.1     $        65.2
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense - equipment under operating leases                             109.7              68.4
         Net gain on disposal or re-lease of assets                                          (30.6)            (16.5)
         Provision for losses                                                                 10.6               7.4
         Unrealized loss on derivative instruments                                             2.1              -
         Change in assets and liabilities:
           Accounts with Boeing and BCSC                                                      83.3              (2.3)
           Other assets                                                                       (6.3)             53.7
           Accounts payable and accrued expenses                                             (38.1)            (23.0)
           Other liabilities                                                                  11.0               3.1
           Deferred income taxes                                                             237.0              19.7
         Other, net                                                                          (24.4)            (12.7)
                                                                                    -------------------------------------
                                                                                             461.4             163.0
                                                                                    -------------------------------------
INVESTING ACTIVITIES
    Net change in short-term notes and leases receivable                                      83.7             (56.4)
    Purchase of net assets from Boeing                                                      (859.5)         (1,261.9)
    Purchase of equipment for operating leases                                              (539.1)           (199.4)
    Proceeds from disposition of equipment and leases receivable                             121.3              70.7
    Collection of notes and leases receivable                                                471.4             535.2
    Acquisition of notes and leases receivable                                            (1,826.0)           (444.5)
                                                                                    -------------------------------------
                                                                                          (2,548.2)         (1,356.3)
                                                                                    -------------------------------------
FINANCING ACTIVITIES
    Net change in short-term notes payable                                                  (178.4)           (161.0)
    Long-term debt:
       Intercompany issuance for purchase of net assets from Boeing                          395.6           1,261.9
       Proceeds                                                                            2,390.0           1,551.6
       Repayments                                                                           (704.2)         (1,474.0)
    Payment of cash dividends                                                                 (1.8)             (1.8)
    Capital contributions from Boeing                                                        191.2              45.0
                                                                                    -------------------------------------
                                                                                           2,092.4           1,221.7
                                                                                    -------------------------------------
Net increase in cash and cash equivalents                                                      5.6              28.4
Cash and cash equivalents at beginning of year                                                48.6              26.9
                                                                                    -------------------------------------
Cash and cash equivalents at end of period                                           $        54.2     $        55.3
                                                                                    =====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                           Nine months ended
                                                                                             September 30,

(Dollars in millions)                                                                    2001                 2000
---------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of leases receivable (See Note 1)                             $         -          $          (170.0)
                                                                              =====================================================
      Acquisition of accounts payable (See Note 1)                              $         -          $             1.4
                                                                              =====================================================
      Acquisition of intercompany payables (See Note 1)                         $         -          $            60.1
                                                                              =====================================================
      Acquisition of long-term debt (See Note 1)                                $         -          $            58.4
                                                                              =====================================================
      Capital contribution from Boeing                                          $       102.3        $            50.1
                                                                              =====================================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited)

Note 1 -- Interim Reporting

Basis of Presentation

Boeing Capital Corporation (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is a wholly owned subsidiary of McDonnell Douglas Corporation ("McDonnell Douglas"), which, in turn, is wholly owned by The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, comprehensive income and income retained for growth and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2000 and the Company's Form 10-Q's for the quarterly periods ended March 31, 2001 and June 30, 2001.

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

Certain reclassifications have been made in the consolidated financial statements to conform to the 2001 presentation.

Note 2 - Accounting for the Impacts of the September 11, 2001 Terrorist Attacks

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of hijacked commercial aircraft. In addition to significant loss of life and property, these attacks have caused major adverse disruptions in business activities, especially those related to the airline industry.

Approximately 70% of the Company's portfolio consists of financing receivables and operating leases to airline customers. The Company is dependent upon its airline customers for payment of outstanding lease and loan obligations. Some of the Company's commercial airline customers are expected to have difficulty making payments owed to the Company and some customers may return aircraft to the Company prior to the expiration of the related lease or loan. See discussion of requests for rent deferrals, rent reductions, restructuring or early return of aircraft under "Restructuring Requests" in Item 1, Note 5. In addition, demand for aircraft, which varies by aircraft type and vintage, is a major determinant of the current value of aircraft that secure the Company's receivables or that are subject to operating leases. While near-term aircraft values have been adversely impacted, the potential long-term effects on aircraft values are uncertain.

While the impacts of the September 11, 2001 terrorist attacks on the Company's current portfolio at September 30, 2001 cannot currently be quantified, the following are illustrative of potential significant impacts: (i) increased delinquencies, restructurings, and defaults on payment of obligations owing to the Company; (ii) declines in the values of aircraft securing financing lease receivables; (iii) losses on realization of outstanding financing lease receivables in excess of current allowances; (iv) impairment of operating lease assets resulting in write-downs; (v) an increased number of aircraft to be resold or re-leased in a more difficult resale or re-lease environment; and (vi) lack of availability or affordability of insurance that could cause aircraft to be grounded or increase risk if allowed to fly. While it is likely that the Company's current portfolio will be impacted, it is not possible to quantify such impacts as of the date hereof. Such impacts could have a material and adverse impact on the Company's earnings, cash flow and financial position.

The Company will continue to monitor the performance of its aircraft financial services portfolio and will record and disclose the nature of any such costs when they can be reasonably estimated, in accordance with Issue No. 01-10 of the Emerging Issues Task Force, "Accounting for the Impact of Terrorist Attacks of September 11, 2001."

Note 3 - Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires that all derivative financial instruments, such as interest rate swap contracts and other derivative contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income/loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments and to adjust certain other transactions. The following is a description of the Company's use of derivatives and their effect on the consolidated financial statements.

Interest Rate Risk Management

The Company uses interest rate swap contracts to adjust the amount of total debt that is subject to variable and fixed interest rates. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contracts differently depending upon whether the contract receives hedge accounting treatment and upon the nature of the exposure being hedged. Interest rate swap contracts under which the Company agrees to pay variable rates of interest are generally designated as hedges of changes in the fair value of the Company's fixed-rate debt obligations. At September 30, 2001, the Company held eleven interest rate swaps that are accounted for as fair value hedges. During the quarter ended September 30, 2001, the Company did not have any terminated interest rate swaps and entered into no additional interest rate swaps that are accounted for as fair value hedges. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as hedges of changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. At September 30, 2001, the Company held two interest rate swaps that are accounted for as cash flow hedges. During the quarter ended September 30, 2001, the Company did not have any terminated interest rate swaps and entered into one additional interest rate swap that is accounted for as a cash flow hedge.

In addition to the interest rate swaps that qualify for hedge accounting, at September 30, 2001, the Company held seven other interest rate swaps and seven interest exchange agreements. Economically, the intent of the interest rate swaps is to "hedge" the exposure created by the interest exchange agreements. However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. For the nine months ended September 30, 2001, these interest rate swaps resulted in expense of $13.6 million and the interest exchange agreements resulted in income of $12.4 million.

As of September 30, 2001, interest rate swaps are reflected at a fair value of $110.2 million in other assets and $21.1 million in other liabilities. Related amounts are reflected in accumulated other comprehensive loss of $10.4 million ($6.7 million after tax), fair value adjustments to long-term senior debt of $92.0 million and net other expense of $1.9 million. During the next twelve months, as a function of the passage of time, the Company expects to reclassify to expense $2.8 million from the amount recorded in accumulated other comprehensive loss and recognize income of $11.3 million related to the basis adjustment of certain hedged liabilities.

The Company also entered into forward-starting interest rate swap agreements to effectively lock in the cost of funding a firmly committed lease for which payment terms are fixed in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The interest rate swap during the commitment period will not entirely offset the risk of the firmly committed lease payments as a result of the forward-starting period. Therefore, in addition to identifying the specific firmly committed cash flows being hedged, it will be necessary to specify that only a percentage thereof is being hedged during the commitment period. The hedge ratio will be updated periodically during the commitment period and, as necessary, the forward-starting swap will be redesignated prospectively as a hedge of a new percentage of the identified firmly committed cash flows. At the end of each quarter, the cumulative change in fair value of the forward-starting swap will be compared to that of the hedged portion of the lease commitment. Any net changes in fair value of the hedged portion of the firm commitment and the interest rate swap will be reported in earnings as ineffective. For the nine months ended September 30, 2001, total ineffectiveness of $0.7 million in income resulted from firm commitment income of $14.6 million offset by the interest rate swap expense of $13.9 million.

Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counter party credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.

Convertible Debt and Warrants

The Company uses convertible debt and warrants in certain transactions to enhance the income potential of financing transactions.

At September 30, 2001, the conversion feature of the convertible debt and warrants is reflected at a fair value of $6.2 million in other assets. These were initially recorded together based on their fair values as a discount to notes receivable of $19.9 million. The discount to notes receivable will be amortized to income over the life of the transaction. As of September 30, 2001, amortization of the discount to income was $1.2 million. A portion of the convertible debt was exercised during the quarter resulting in the receipt of
2.2 million shares of common stock. The Company subsequently sold 1.5 million shares of common stock for a gain of $1.0 million. The Company has 0.7 million shares of the stock remaining as available-for-sale in other assets with a fair value of $2.9 million at September 30, 2001. The remaining portion of the conversion feature of the convertible debt and warrants had a decrease in fair value for the nine months and three months ended September 30, 2001 of $2.4 million and $22.2 million, respectively, as recorded in other revenues.

Note 4 -- Credit Agreements and Long-Term Debt

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of September 30, 2001, the Company had issued and sold the full $1.14 billion in aggregate principal amount of such medium-term notes, at interest rates ranging from 2.98% to 6.68% and with maturities ranging from one to seven years.

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

As of September 27, 2000, $1.0 billion of the $1.5 billion 364-day revolving credit line of Boeing was made available to the Company. The expiration date of this credit line was extended until November 23, 2001. Boeing is in the process of expanding this credit line to $3.0 billion, and upon completion, $2.0 billion in credit capacity will be made available to the Company. At September 30, 2001, there were no amounts outstanding under this arrangement.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At September 30, 2001, the Company was in compliance with all of its debt covenants.

Note 5 -- Commitments and Contingencies

Litigation

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). In September 2001, the parties entered into a settlement agreement under which the Company will pay an amount that will have no material adverse effect on the Company's earnings, cash flow or financial position.

A number of other legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow or financial position.

Significant Concentrations

A substantial portion of the Company's total portfolio is concentrated among the Company's aircraft financial services customers. The five largest aircraft financial services customers accounted for $2,525.3 million (32.6% of total Company portfolio) and $1,221.6 million (23.0% of total Company portfolio) at September 30, 2001 and December 31, 2000 respectively. Two of the Company's aircraft financial services customers each account for more than 5.0% of the total Company portfolio.

On April 9, 2001, the Company's existing leases with Trans World Airlines, Inc. ("TWA") were amended, restated and assigned by TWA to a wholly owned subsidiary of American Airlines, Inc. ("American"), whose obligations under the leases are guaranteed by American. The amendments to these leases include, among other changes, substantially reduced rental rates. As a result, the Company collected the full amounts owing under first loss deficiency guaranties from McDonnell Douglas for certain obligations of TWA under the lease agreements between the Company and TWA relating to MD-83 aircraft, which reduced the carrying value of those aircraft.

In addition to the existing leases with TWA, on April 9, 2001, the Company acquired a portfolio of aircraft that were previously operated by TWA from Boeing and entered into amended and restated leases with American or a subsidiary of American (whose obligations are guaranteed by American), for 51 aircraft, consisting of 34 MD-80, two B-757 and 15 B-717 aircraft. These acquired assets were recorded at $859.5 million, which is net of non-recourse financing of $425.0 million. This non-recourse financing was repaid on May 24, 2001 from proceeds received on that day from the issuance by American of $1,319.6 million of Enhanced Equipment Trust Certificates ("EETC") which is also non-recourse to the Company. Of the proceeds of such issuance, $634.8 million related to the 32 aircraft in which the Company has an interest and the proceeds thereof were used by the Company to pay off the original non-recourse financing and the remainder was applied to general corporate purposes. Additionally, the Company recorded $143.5 million in deferred taxes in conjunction with this acquisition. After giving effect to this acquisition, American is the Company's largest customer, accounting for 15.7% and 13.6% of the total Company portfolio as of April 9, 2001 and September 30, 2001, respectively. The Company has received long-term rental guaranties from Boeing on certain of the shorter-term leases to ensure that the leases meet the Company's minimum investment requirements. These guaranties apply to 7.6% of the total Company portfolio as of September 30, 2001.

A feature of the EETC transaction is a liquidity facility that pays interest
(only), in the event of non-payment by American on the underlying obligations, to the holders of $1,294.0 million of those certificates. This facility has been provided by the Company, and could obligate the Company to make payments covering interest on up to three semi-annual interest payment dates, for a maximum total payment of $137.4 million. If the Company makes such liquidity advances, the advances would be secured by a first security interest in all of the equipment supporting the transaction (appraised value at issuance $1,983.0 million).

Restructuring Requests

The Company's third largest customer, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $317.6 million (4.1% of total Company portfolio) and $339.4 million (6.4% of total Company portfolio) at September 30, 2001 and December 31, 2000, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. VARIG has recently requested the right to cancel leases on two MD-11 aircraft and to significantly defer and reduce the rent on the remaining aircraft leased by the Company. VARIG is not current on its payments to the Company and no decision has been made as of the date hereof with respect to VARIG's request; however, it is likely the Company will agree to some restructuring. Boeing has provided to the Company a first loss deficiency and partial lease rental guaranty covering a portion of the VARIG obligations.

World Airways, Inc. ("World") accounted for $190.3 million (2.5% of total Company portfolio) and $166.1 million (3.1% of total Company portfolio) at September 30, 2001 and December 31, 2000, respectively. World has recently requested a significant temporary reduction and deferral of lease payments on two MD-11's and one DC-10 leased from the Company. World is not current on its payments to the Company and no decision has been made as of the date hereof with respect to World's request; however, it is likely the Company will agree to some restructuring. Boeing and McDonnell Douglas have provided to the Company a first loss deficiency guaranty covering a portion of the World obligations.

In addition, a number of the Company's other airline customers have recently requested rent deferrals, rent reductions, restructurings or early return of aircraft. While the Company is reviewing or discussing such proposals, as of the date hereof no such requests have been granted. Whether such requests will result in a material adverse impact on the Company's earnings, cash flow or financial position depends on a number of factors including whether and to what extent such requests may be granted, the type of aircraft, if any, returned to the Company prior to the expiration date of the related lease or loan agreement, and, with respect to returned aircraft, the collateral value and market rental rates of the returned aircraft. Although the Company cannot foresee the outcome of such factors, at this early stage the Company expects that, in the aggregate, the disposition of requests from airlines stemming from the attacks of September 11, 2001 could have a material adverse impact on the Company's earnings, cash flow or financial position.

Commitments

At September 30, 2001, the Company had commitments to provide leasing and other financing totaling $1,345.3 million, of which $838.5 million related to aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and BCSC had unfunded aircraft financing commitments existing at September 30, 2001 of an additional $3,416.8 million. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or other conditions to meet the Company's investment requirements.

Subsequent to September 11, 2001, the Company has received formal and informal requests for financings of additional aircraft and restructurings of existing obligations from a number of airlines. As of the date hereof, the Company has not agreed to any such requests. However, as a result of such customer requests and discussions with Boeing regarding the financing of new aircraft, the Company expects it may finance a larger volume of new aircraft finance business over the next year than had been anticipated prior to September 11, 2001.

In conjunction with prior asset dispositions and certain guaranties, at September 30, 2001, the Company was subject to a maximum contingent liability of $104.5 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing.

Boeing 717 Program

On October 18, 2001, Boeing announced that it is evaluating a range of alternatives with respect to its Boeing 717 commercial aircraft program, including stopping production. At September 30, 2001, the Company's portfolio contained leases of B-717 aircraft and loans supported by B-717 aircraft to five airlines with a total book value of $1,366.4 million. Termination of the program could adversely impact the collateral and residual value of these aircraft resulting in write-downs, cause aircraft to be returned prior to lease end, and reduce current and future lease rentals. Such impacts could be material. The Company has guaranties from Boeing that reduce these impacts with respect to four B-717 customers representing a book value of $1,254.1 million.


Item 2.  Management's Analysis of Results of Operations

-------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Certain statements in this Form 10-Q, and particularly in Notes 1, 2, 3, 4 and 5 of the Notes to Consolidated Financial Statements, Item 2 of Part I and Items 1 and 5 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects of the September 11, 2001 terrorist attacks, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by management of the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks, the capital equipment requirements of United States and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans particularly including implementation of the Company's directive from Boeing to lead the Boeing-wide customer financing efforts, defaults by customers, regulatory uncertainties and legal proceedings.

-------------------------------------------------------------------------------
Finance lease income increased $68.9 million (63.9%) from the first nine months of 2000, primarily attributable to new volume of finance leases within the aircraft financial services (formerly referred to as commercial aircraft financing) portfolio.

Interest on notes receivable increased $23.8 million (28.2%) from the first nine months of 2000, primarily attributable to new volume of commercial financial services (formerly referred to as commercial finance) and aircraft financial services notes receivable.

Net operating lease income increased $26.0 million (27.4%) from the first nine months of 2000, primarily attributable to new volume of commercial financial services and aircraft financial services operating leases.

Net gain on disposal or re-lease of assets increased $14.1 million (85.5%) from the first nine months of 2000, primarily attributable to three large sales within the aircraft financial services portfolio in the first nine months of 2001, as compared to first nine months of 2000.

Other income increased $10.7 million (172.6%) from the first nine months of 2000, primarily attributable to $7.8 million in intercompany interest income on a note between the Company and Boeing and dividend income of $3.2 million.

Interest expense increased $66.7 million (40.3%) from the first nine months of 2000, primarily attributable to debt issued in connection with a higher level of borrowings as a result of increased financing activity offset by interest income attributable to derivative instruments.

Provision for losses increased $3.2 million (43.2%) from the first nine months of 2000, primarily attributable to the increase in financing receivables within the commercial financial services and aircraft financial services portfolios and due to higher provision expense based on write-off trends in the commercial financial services portfolio.

Operating expenses increased $8.0 million (34.3%) from the first nine months of 2000, primarily attributable to the addition of employees and an increase in outside legal services offset by a decrease in non-recurring professional service fees incurred as compared to the first nine months of 2000.

Other expenses increased $1.6 million (15.7%) from the first nine months of 2000, primarily attributable to an $8.2 million increase in expenses in 2001 relating to aircraft held for sale or re-lease as compared to a $6.7 million write-off of charges relating to the discontinuation of a new lease administration system conversion project in the second quarter of 2000.

Potential Effects of the September 11, 2001 Terrorist Attacks

Although it is not possible at this time to foresee the extent and duration of all of the impacts of the terrorist attacks of September 11, 2001, it is widely expected that they will have a significant negative effect on the U.S. and world economies, especially in the near term. In particular, the airline industry has already been materially and adversely impacted.

Approximately 70% of the Company's portfolio consists of financing receivables and operating leases to airline customers. The Company is dependent upon its airline customers for payment of outstanding lease and loan obligations. Some of the Company's commercial airline customers are expected to have difficulty making payments owed to the Company and some customers may return aircraft to the Company prior to the expiration of the related lease or loan. See discussion of requests for rent deferrals, rent reductions, restructuring or early return of aircraft under "Restructuring Requests" in Item 1, Note 5. In addition, demand for aircraft, which varies by aircraft type and vintage, is a major determinant of the current value of aircraft that secure the Company's receivables or that are subject to operating leases. While near-term aircraft values have been adversely impacted, the potential long-term effects on aircraft values are uncertain.

While the impacts of the September 11, 2001 terrorist attacks on the Company's current portfolio at September 30, 2001 cannot currently be quantified, the following are illustrative of potential significant impacts: (i) increased delinquencies, restructurings, and defaults on payment of obligations owing to the Company; (ii) declines in the values of aircraft securing finance lease receivables; (iii) losses on realization of outstanding finance lease receivables in excess of current allowances; (iv) impairment of operating lease assets resulting in write-downs; (v) an increased number of aircraft to be resold or re-leased in a more difficult resale or re-lease environment; and (vi) lack of availability or affordability of insurance that could cause aircraft to be grounded or increase risk if allowed to fly. While it is likely that the Company's current portfolio will be impacted, it is not possible to quantify such impacts as of the date hereof. Such impacts could have a material and adverse impact on the Company's earnings, cash flow and financial position.

The Company also has current obligations to provide future financing for airlines. The Company's ability to meet its current commitments with expected profitability will depend upon its ability to access the debt capital markets, or to borrow from Boeing, at appropriate amounts and costs. Subsequent to September 11, 2001, both Standard & Poor's Corporation and Moody's Investors Services placed Boeing and the Company on watch for possible downgrade. After the September 11, 2001 attacks, the Company believes its cost of funds has been affected to a greater degree than the cost of some of its competitors. At least in the near term the Company believes that the situation could adversely affect its ability to compete for new business and its access to the debt capital markets.

The terrorist attacks of September 11, 2001 and subsequent related actions are likely to influence worldwide economic conditions that could materially and adversely impact the Company's future operations, including, but not limited to, demand for the Company's financing products, availability and cost of debt to fund future transactions, and satisfactory performance of its portfolios. Subsequent to September 11, 2001, the Company has received formal and informal requests for financings of additional aircraft and restructurings of existing obligations from a number of airlines. As of the date hereof, the Company has not agreed to any such requests. However, as a result of such customer requests and discussions with Boeing regarding the financing of new aircraft, the Company expects it may finance a larger volume of new aircraft finance business over the next year than had been anticipated prior to September 11, 2001. The Company intends to continue to assess such requests in line with its pre-September 11, 2001 investment criteria. Nonetheless, such an increase would likely result in the concentration of an even larger percentage of the Company's portfolio in commercial aircraft leases and related equipment and loans secured by commercial aircraft.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to instruction H(2).


                                     Part II

Item 1.       Legal Proceedings

On November 1, 1996, The Allen Austin Harris Group, Inc. (the "Plaintiff") filed a complaint in the Superior Court of the State of California, County of Alameda, against the Company, McDonnell Douglas, McDonnell Douglas Aerospace - Middle East Limited and the Selah Group, Inc. (the "Defendants"). In September 2001, the parties entered into a settlement agreement under which the Company will pay an amount that will have no material adverse effect on the Company's earnings, cash flow or financial position.

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


Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).


Item 5.       Other Information

Summarized below is information on borrowing operations, portfolio balances, five largest customers, aircraft financial services portfolio by aircraft type and age, aircraft financial services portfolio guaranties, aircraft financial services portfolio by region, new business volume, analysis of allowance for losses on financing receivables and credit loss experience and receivable write-offs, net of recoveries by segment.

Borrowing Operations

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated long-term debt and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of its debt securities. In the third quarter of 2000, the Company filed Amendments to its Form S-3 Registration Statement which permitted the Company to offer the $2.5 billion of debt securities together with the remaining $140.0 million of debt securities under the Company's prior Registration Statement (SEC File No. 333-37635), pursuant to Rule 429. On August 31, 2000, the SEC declared the Registration Statement (SEC File No. 333-82391) to be effective. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion in senior global notes consisting of three tranches: $500.0 million floating rate senior notes due 2002, $500.0 million 7.10% senior notes due 2005 and $500.0 million 7.375% senior notes due 2010. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program. As of September 30, 2001, the Company had issued and sold the full $1.14 billion in aggregate principal amount of such medium-term notes, at interest rates ranging from 2.98% to 6.68% and with maturities ranging from one to seven years.

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

As of September 27, 2000, $1.0 billion of the $1.5 billion 364-day revolving credit line of Boeing was made available to the Company. The expiration date of this credit line was extended until November 23, 2001. Boeing is in the process of expanding this credit line to $3.0 billion, and upon completion, $2.0 billion in credit capacity will be made available to the Company. At September 30, 2001, there were no amounts outstanding under this arrangement.

Portfolio Balances

Portfolio balances for the Company's financial reporting segments are summarized as follows:

                                                                             September 30,     December 31,
(Dollars in millions)                                                            2001              2000
--------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
  Boeing commercial aircraft
      Finance leases                                                       $     2,386.5     $       977.2
      Operating leases                                                           1,928.7           1,692.0
      Notes receivable                                                             967.1             595.0
                                                                           -----------------------------------
                                                                                 5,282.3           3,264.2
                                                                           -----------------------------------
  Other commercial aircraft
      Finance leases                                                               206.1             107.7
      Operating leases                                                              66.5              58.4
      Notes receivable                                                               2.0               2.5
                                                                           -----------------------------------
                                                                                   274.6             168.6
                                                                           -----------------------------------
Commercial Financial Services
  Finance leases                                                                   692.1             585.7
  Operating leases                                                                 599.9             400.7
  Notes receivable                                                                 898.6             883.7
                                                                           -----------------------------------
                                                                           -----------------------------------
                                                                                 2,190.6           1,870.1
                                                                           -----------------------------------
                                                                           -----------------------------------
Space and Defense Financial Services
  Notes receivable                                                                   3.6               -
                                                                           -----------------------------------
                                                                           -----------------------------------
Other                                                                                0.5               0.5
                                                                           -----------------------------------
                                                                           $     7,751.6     $     5,303.4
                                                                           ===================================

Five Largest Customers

The following table includes the five largest customers at September 30, 2001, with their related balances at December 31, 2000:

 (Dollars in millions)                          Net Asset Value                       % of Total Portfolio
----------------------------------------------------------------------------------------------------------------------
                                         September 30,       December 31,       September 30,          December 31,
                                             2001                2000                2001                  2000
American Airlines                    $       1,051.6     $         115.7              13.6%                  2.2%
AirTran Airlines                               554.4               170.2               7.2                   3.2
VARIG                                          317.6               339.4               4.1                   6.4
United Airlines                                315.4               232.5               4.0                   4.4
Federal Express                                286.3               288.8               3.7                   5.4
Other                                        5,226.3             4,156.8              67.4                  78.4
                                     ---------------------------------------------------------------------------------
                                     $       7,751.6     $       5,303.4             100.0%                100.0%
                                     =================================================================================

Aircraft Financial Services Portfolio by Aircraft Type and Age

At September 30, 2001, the aircraft financial services portfolio was comprised of the following aircraft and/or receivables secured by these aircraft types:

(Dollars in millions)                                              Number of Aircraft(1)   Net Asset Value
--------------------------------------------------------------------------------------------------------------
B-717                                                                        65          $      1,366.4
B-737                                                                        76                   689.2
B-747                                                                        15                   157.1
B-757                                                                        25                   718.3
B-767                                                                        14                   440.1
B-777                                                                         5                   144.1
DC-9                                                                         36                   171.8
MD-80                                                                        68                   685.1
DC-10                                                                         7                   109.8
MD-11                                                                        11                   747.1
Other                                                                                             327.9
                                                                                         ---------------------
Total                                                                                    $      5,556.9
                                                                                         =====================

(1)Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

At September 30, 2001, 59.4% of the net asset value for the aircraft financial services portfolio was for aircraft less than five years old, 19.9% for aircraft between five and 10 years old, 10.3% for aircraft between 10 and 15 years old, 5.3% for aircraft between 15 and 20 years old and 5.1% for aircraft older than 20 years.

Aircraft Financial Services Portfolio Guaranties

At September 30, 2001, the Company had $1,306.2 million of guaranties in its favor with respect to its aircraft financial services portfolio relating to transactions with a carrying amount of $2,384.8 million (42.9% of aircraft financial services portfolio). The following table summarizes such guaranties:

                                                                  Domestic              Foreign
(Dollars in millions)                                             Airlines             Airlines             Total
------------------------------------------------------------------------------------------------------------------------
Amounts guaranteed by:
  Boeing                                                     $       693.7         $      347.8        $    1,041.5
  McDonnell Douglas                                                  166.4                 13.1               179.5
  Other (1)                                                            4.4                 80.8                85.2
                                                             -----------------------------------------------------------
                                                             $       864.5         $      441.7        $    1,306.2
                                                             ===========================================================

(1) Excludes guaranties made by entities affiliated with the primary obligor.

Aircraft Financial Services Portfolio by Region

At September 30, 2001, the aircraft financial services portfolio was represented in the following regions:

                                                                                            % of Aircraft
                                                                                          Financial Services
(Dollars in millions)                                                   Net Asset Value      Portfolio
-------------------------------------------------------------------------------------------------------------
Region
United States                                                           $     3,404.3              61.3%
Europe                                                                          764.0              13.7%
Latin America                                                                   658.7              11.8%
Asia                                                                            509.1               9.2%
Africa                                                                          148.4               2.7%
Australia                                                                        70.4               1.3%
Canada                                                                            2.0               0.0%
                                                                        -------------------------------------
                                                                        $     5,556.9             100.0%
                                                                        =====================================

New Business Volume

New business volume is summarized as follows:

                                                                                            Nine months ended
                                                                                              September 30,
(Dollars in millions)                                                                    2001              2000
-----------------------------------------------------------------------------------------------------------------------
Aircraft financial services - Boeing commercial aircraft                            $     1,751.5   $         96.6
Aircraft financial services - Other commercial aircraft                                     121.1              -
Commercial financial services                                                               619.2            547.3
Space and defense financial services                                                          3.6              -
                                                                                    -----------------------------------
                                                                                    $     2,495.4   $        643.9
                                                                                    ===================================

Analysis of Allowance for Losses on Financing Receivables and Credit Loss Experience

                                                                                     September 30,     December 31,
(Dollars in millions)                                                                    2001              2000
-----------------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning
    of year                                                                          $      136.4     $        60.7
Provision for losses                                                                         10.6              10.2
Write-offs, net of recoveries                                                               (28.0)            (12.4)
Allowance acquired from Boeing                                                                -                77.9
                                                                                       --------------------------------
Allowance for losses on financing receivables at end of
    period                                                                           $      119.0     $       136.4
                                                                                    ===================================

Allowance as a percentage of total receivables                                                2.3%              4.3%

Net write-offs as a percentage of average receivables                                         0.6%              0.5%

More than 90 days delinquent:
    Amount of delinquent installments                                                $       16.4     $         8.7
    Total receivables due from delinquent obligors                                          143.4             129.2
    Total receivables due from delinquent obligors
       as a percentage of total receivables                                                   2.8%              4.1%

The allowance for losses on financing receivables decreased to 2.3% from 4.3% at September 30, 2001 and December 31, 2000. The decrease as a percentage of receivables is due to a significant increase in new business during the nine months ended September 30, 2001, a portion of which is supported by Boeing guaranties, and write-offs.

Receivable Write-offs, Net of Recoveries by Segment

Aircraft financial services had net write-offs of receivables of $6.3 million for the nine months ended September 30, 2001 and had no net write-offs of receivables for the nine months ended September 30, 2000. Commercial financial services had net write-offs of receivables of $21.7 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively. Space and defense financial services had no net write-offs of receivables for the nine months ended September 30, 2001 or 2000.

Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

B.    Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                      Boeing Capital Corporation

October 26, 2001                      /S/ STEVEN W. VOGEDING
                                      __________________________________
                                      Steven W. Vogeding
                                      Vice President and Chief Financial
                                      Officer (Principal Financial Officer)
                                      and Registrant's Authorized Officer




                                      /S/ MAURA R. MIZUGUCHI
                                      __________________________________
                                      Maura R. Mizuguchi
                                      Controller (Principal Accounting Officer)
                                      and Chief Operations Officer