Form 10-K
period 2001-12-31
BOEING CAPITAL CORP
filed 2002-03-13
CIK 711513

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    Form 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2001

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ________________ to _________________

                         Commission File Number 0-10795
--------------------------------------------------------------------------------


                           BOEING CAPITAL CORPORATION
               (Exact name of registrant as specified in its charter)

              Delaware                           95-2564584
  (State or other jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

            500 Naches Ave., SW, 3rd Floor  Renton, Washington 98055
                   (Address of principal executive offices)
                                 (425) 393-2914
             (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 12, 2002 was zero.

Common shares outstanding at March 12, 2002:                     50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                Table of Contents
                                                                                                                      Page
Part I
   Item 1.      Business................................................................................................3
   Item 2.      Properties.............................................................................................20
   Item 3.      Legal Proceedings......................................................................................20
   Item 4.      Submission of Matters to a Vote of Security Holders *..................................................20


Part II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..................................21
   Item 6.      Selected Financial Data................................................................................22
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................23
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............................................32
   Item 8.      Financial Statements and Supplementary Data............................................................33
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................62


Part III
   Item 10.     Directors and Executive Officers of the Registrant *...................................................62
   Item 11.     Executive Compensation *...............................................................................62
   Item 12.     Security Ownership of Certain Beneficial Owners and Management *.......................................62
   Item 13.     Certain Relationships and Related Transactions *.......................................................62


Part IV
   Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.........................................63
                Signatures.............................................................................................66
                Exhibits...............................................................................................67


----------------------------

*Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     Part I

Item 1.  Business

GENERAL

Boeing Capital Corporation (together with its subsidiaries, the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations at December 31, 2001 included two principal financial reporting segments: Aircraft Financial Services (formerly commercial aircraft financing) and Commercial Financial Services (formerly commercial finance). Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines and Commercial Financial Services is active in providing lease and loan financing to a broad range of commercial and industrial customers. The Company's principal executive offices are located in Renton, Washington.

During 2001 and 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing. See discussion of acquisitions under "Impact of Boeing's Customer Financing Consolidation" in
Item 7.

See "Impacts of the September 11, 2001 Terrorist Attacks" in Item 7 for discussion related to the September 11, 2001 attacks.

Information on the Company's principal segments is included in the following tables:

New Business Volume(1)

---------------------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                              2001           2000           1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services                    $   2,930.5    $   1,001.7    $        7.0    $      201.6   $      176.3
Commercial Financial Services                        936.5          710.7           664.9           491.0          414.8
Other                                                 39.4            -               -               -              -
                                               ----------------------------------------------------------------------------
                                               $   3,906.4    $   1,712.4    $      671.9    $      692.6   $      591.1
                                               ============================================================================

(1) Excludes transfers from Boeing, unless new financing occurred in current year.

Portfolio Balances(1)

---------------------------------------------------------------------------------------------------------------------------
                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                              2001           2000           1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services                    $   6,101.6    $   3,319.8    $    1,410.8    $  1,573.5      $   1,711.5
Commercial Financial Services                      2,435.0        1,870.1         1,497.6       1,225.0            976.6
Other                                                 37.4            0.5             0.6            1.4             12.2
                                               ----------------------------------------------------------------------------
                                               $   8,574.0    $   5,190.4    $    2,909.0    $  2,799.9      $   2,700.3
                                               ============================================================================

(1) Excludes equipment held for sale or re-lease.

Other includes Space and Defense Financial Services and market segments in which the Company is no longer active. Space and Defense Financial Services provides lease and debt financing and advisory services for military-related products and commercial space systems.

At December 31, 2001, $5,960.5 million (69.5%) of the total Company portfolio consisted of Boeing product financings. Aircraft Financial Services accounted for $5,795.9 million (67.6% of total Company portfolio) of Boeing product financings in the total Company portfolio. Commercial Financial Services accounted for $127.7 million (1.5% of total Company portfolio) of Boeing product financings in the total Company portfolio. Other accounted for $36.9 million (0.4% of total Company portfolio) of Boeing product financings in the total Company portfolio. For financial information about the Company's segments, see
Note 15 of "Notes to Consolidated Financial Statements" included in Item 8.

AIRCRAFT FINANCIAL SERVICES (AFS) SEGMENT

Aircraft Financial Services, primarily located at the Company's headquarters in Renton, Washington, specializes in secured financing for customers acquiring commercial aircraft. This segment also operates in four international offices:
Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; and Hong Kong, China. The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide satisfactory returns on its invested capital and to assist in arranging financing for Boeing's customers. Aircraft Financial Services also invests in used aircraft subject to leases to commercial airlines where such investments can be structured to provide a satisfactory return on invested capital.

The Company generally enters into agreements or commitments to purchase commercial aircraft only when such aircraft are subject to a signed lease contract or signed commitment letter from an airline. At December 31, 2001, the Company owned or participated in the ownership of 265 leased commercial aircraft.

- Aircraft Financial Services Financing Assets and Other Assets

The Aircraft Financial Services financing and other assets were comprised of the following aircraft types at December 31:

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                              2001          2000           1999
-------------------------------------------------------------------------------------------------------------------------
Portfolio(1)
B-717                                                                        $   1,518.8    $     246.6   $        -
B-737                                                                              704.1          427.0          140.9
B-747                                                                              279.3           91.2            -
B-757                                                                              691.5          331.1           34.0
B-767                                                                              389.5          436.8           86.5
B-777                                                                              523.9           48.2            -
DC-9(2)                                                                            151.7           30.9           37.3
MD-80(2)                                                                           497.1          350.4          348.8
MD-90(2)                                                                           141.4          162.7           95.8
DC-10(2)                                                                            92.6           72.0           66.9
MD-11(2)                                                                           806.0          936.3          453.0
Other(3)                                                                           305.7          186.6          147.6
                                                                             --------------------------------------------
                                                                                 6,101.6        3,319.8        1,410.8
                                                                             --------------------------------------------
Held for Sale or Re-Lease
B-737                                                                               19.3            -              -
B-757                                                                               36.3            -              -
B-767                                                                               43.2            -              -
DC-9(2)                                                                              1.1            6.6            0.3
MD-80(2)                                                                            13.0           12.6            -
MD-90(2)                                                                            20.6            -              -
DC-10(2)                                                                            17.3           19.1           17.6
MD-11(2)                                                                           231.0            -              -
Other(3)                                                                            17.4           20.2           25.5
                                                                             --------------------------------------------
                                                                                   399.2           58.5           43.4
                                                                             --------------------------------------------
Other Assets(4)
B-717                                                                               41.8           42.2            -
B-727(2)                                                                            35.8            -              -
B-737                                                                               27.3           25.6            -
B-747                                                                               27.3           25.6            -
B-767                                                                               21.0           19.6            -
Other(3)                                                                            10.4            -              -
                                                                             --------------------------------------------
                                                                                   163.6          113.0            -
                                                                             --------------------------------------------
                                                                             $   6,664.4    $   3,491.3   $    1,454.2
                                                                             ============================================

(1) Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.
(2) Out of production, but currently supported by Boeing with respect to parts and other services.
(3) Some of these aircraft are out of production but are supported by the manufacturer or other third parties with respect to parts and other services.
(4) Represents aircraft collateralizing enhanced equipment trust certificates
    ("EETC's"), equipment trust certificates ("ETC's") and other investments held by the Company.

At December 31, 2001, 59.8% of the Aircraft Financial Services portfolio was comprised of aircraft less than five years old, 21.1% was comprised of aircraft between five and nine years old, 9.3% was comprised of aircraft between 10 and 14 years old, 5.1% was comprised of aircraft between 15 and 19 years old and 4.7% was comprised of aircraft 20 years and older.

- Aircraft Financial Services Portfolio by Product Type

------------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                          2001           2000           1999
------------------------------------------------------------------------------------------------------------------------
Financing leases:
    Domestic                                                               $    2,622.6   $     844.8    $      723.2
    Foreign                                                                       271.1         240.1           141.3
                                                                           ---------------------------------------------
                                                                           ---------------------------------------------
                                                                                2,893.7       1,084.9           864.5
                                                                           ---------------------------------------------
                                                                           ---------------------------------------------
Operating leases:
    Domestic                                                                      491.2         355.1           297.8
    Foreign                                                                     1,579.3       1,395.3           193.5
                                                                           ---------------------------------------------
                                                                                2,070.5       1,750.4           491.3
                                                                           ---------------------------------------------
Notes receivable:
    Domestic                                                                      746.5         134.4            31.4
    Foreign                                                                       390.9         350.1            23.6
                                                                           ---------------------------------------------
                                                                                1,137.4         484.5            55.0
                                                                           ---------------------------------------------
                                                                           $    6,101.6   $   3,319.8    $    1,410.8
                                                                           =============================================

At December 31, 2001, the Company's Aircraft Financial Services portfolio was comprised of financing leases to 30 customers (23 domestic and seven foreign) with a carrying amount of $2,893.7 million (33.8% of total Company portfolio), operating leases to 42 customers (ten domestic and 32 foreign) with a carrying amount of $2,070.5 million (24.1% of total Company portfolio) and notes receivable from 22 customers (six domestic and 16 foreign) with a carrying amount of $1,137.4 million (13.3% of total Company portfolio).

At December 31, 2001, 67.6% of the Company's total portfolio consisted of financings related to Boeing aircraft including aircraft manufactured by McDonnell Douglas Corporation ("McDonnell Douglas"), a wholly owned subsidiary of Boeing, compared with 60.4% and 43.4% at December 31, 2000 and 1999, respectively. The portion of the Company's total portfolio attributed to McDonnell Douglas aircraft was 19.7%, 29.9% and 34.4% at December 31, 2001, 2000 and 1999, respectively.

- Aircraft Financial Services Guarantees

At December 31, 2001, the Company was the beneficiary under $1,441.8 million of guarantees with respect to its Aircraft Financial Services portfolio relating to transactions with a carrying amount of $3,062.9 million (50.2% of Aircraft Financial Services portfolio). Any guarantee calls by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received. The following table summarizes such guarantees:

------------------------------------------------------------------------------------------------------------------------
                                                                  Domestic              Foreign
(Dollars in millions)                                             Airlines             Airlines             Total
------------------------------------------------------------------------------------------------------------------------
Amounts guaranteed by:
   Boeing                                                    $       971.1         $       269.7       $     1,240.8
   McDonnell Douglas                                                 127.3                  12.8               140.1
   Other(1)                                                           25.6                  35.3                60.9
                                                             -----------------------------------------------------------
                                                             $     1,124.0         $       317.8       $     1,441.8
                                                             ===========================================================

(1) Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type at December 31, 2001:

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         Guarantee               Net Asset Value
-------------------------------------------------------------------------------------------------------------------------
B-717                                                              $                 816.7     $             1,420.4
Out of production widebodies                                                         368.6                     819.8
Out of production narrowbodies                                                       122.8                     168.7
Other Boeing, McDonnell Douglas and regional aircraft                                133.7                     654.0
                                                                   -----------------------------------------------------
                                                                   $               1,441.8     $             3,062.9
                                                                   =====================================================

In addition to the above guarantees, the Company has $77.4 million of guarantees relating to investments reported in other assets, primarily from Boeing. The guarantees in favor of the Company are both full and partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. First loss deficiency guarantees are guarantees covering a specified portion of the Company's losses on aircraft financed by the Company in the event of a default by the lessee. Rental guarantees are whole or partial guarantees covering the Company against the lessee's failure to pay rent under the lease agreement.

- Factors Affecting the Aircraft Financial Services Portfolio

Significant Concentrations

A substantial portion of the Company's total portfolio is concentrated among the Aircraft Financial Services' customers. The five largest Aircraft Financial Services' customers accounted for $2,967.6 million (34.6% of total Company portfolio) and $1,108.6 million (21.4% of total Company portfolio) at December 31, 2001 and 2000, respectively. Three of the Aircraft Financial Services' customers each account for more than 5.0% of the total Company portfolio at December 31, 2001.

The Company's largest customer, American Airlines, Inc. ("American"), accounted for $987.4 million (11.5% of total Company portfolio) and $115.7 million (2.2% of total Company portfolio) at December 31, 2001 and 2000, respectively. Based on publicly available reports, American experienced a significant loss of $798.0 million in the fourth quarter of 2001. Overall, American's full-year 2001 net loss was $1.8 billion as compared to net earnings of $770.0 million in 2000. In January 2002, American announced an agreement with Boeing to retire its B-717 aircraft fleet by June 2002.
See further discussion in "Current Commercial Aircraft Market Conditions."

The Company's second largest customer, United Airlines ("United"), accounted for $666.1 million (7.8% of total Company portfolio) and $161.6 million (3.1% of total Company portfolio) at December 31, 2001 and 2000, respectively. Based on publicly available reports, United also experienced a significant loss of $308.0 million in the fourth quarter of 2001. United's loss for the full year 2001 totaled $2.1 billion. In addition, the Company also has investments of $75.7 million in United ETC's, which are included in other assets.

The Company's third largest customer, AirTran Holdings, Inc. ("AirTran"), accounted for $605.1 million (7.1% of total Company portfolio) and $128.1 million (2.5% of total Company portfolio) at December 31, 2001 and 2000, respectively. Based on publicly available reports, AirTran's loss for the fourth quarter of 2001 was $14.2 million versus a $13.1 million profit for the same time period in 2000. Results for the total year 2001 was a loss of $2.8 million versus a $47.4 million profit in 2000. In addition, the Company also has investments of $41.8 million in AirTran EETC's, which are included in other assets.

Five Largest Customers

The following table includes the five largest Aircraft Financial Services customers at December 31, 2001, with their related balances at December 31, 2000:

------------------------------------------------------------------------------------------------------------------------
                                 Net Asset Value      % Total Portfolio      Net Asset Value         % Total Portfolio
------------------------------------------------------------------------------------------------------------------------
                                December 31, 2001     December 31, 2001     December 31, 2000        December 31, 2000
(Dollars in millions)
------------------------------------------------------------------------------------------------------------------------
American                     $         987.4                 11.5%       $         115.7                      2.2%
United(1)                              666.1                  7.8                  161.6                      3.1
AirTran(1)                             605.1                  7.1                  128.1                      2.5
Viacao Aerea Rio- Grandense
                                       378.7                  4.4                  339.4                      6.5
Hawaiian Airlines                      330.3                  3.9                    -                        -
                             ----------------------                      -----------------------
                             $       2,967.6                             $         744.8
                             ======================                      =======================

(1) Excludes investments in EETC's and ETC's, which are included in other assets.

Restructuring Requests

The Company's fourth largest customer, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $378.7 million (4.4% of total Company portfolio) and $339.4 million (6.5% of total Company portfolio) at December 31, 2001 and 2000, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. The Company and VARIG have entered into a memorandum of understanding to restructure several existing leases. Certain leases will have their terms extended and rents reduced. Definitive documentation has been entered into for the sale and leaseback of several additional aircraft. Boeing has provided the Company with a first loss deficiency and partial lease rental guarantees covering $241.5 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

World Airways, Inc. ("World") accounted for $188.3 million (2.2% of total Company portfolio) and $166.1 million (3.2% of total Company portfolio) at December 31, 2001 and 2000, respectively. World has requested a reduction and deferral of lease payments on two MD-11 aircraft and one DC-10 aircraft leased from the Company. World is not current on its payments. The Company has preliminarily agreed to restructure the two MD-11 aircraft lease agreements. Boeing and McDonnell Douglas have provided the Company with first loss deficiency guarantees covering $76.8 million of the World obligations. Taking into account these guarantees, the Company does not expect the World transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

For discussion on customer restructuring requests related to the September 11, 2001 attacks, see "Impacts of the September 11, 2001 Terrorist Attacks" in Item 7.

- Current Commercial Aircraft Market Conditions

The terrorist attacks of September 11, 2001 have had a significant negative impact on U.S. and world economies that had been in a downturn at the time of the attacks. In particular, the airline industry has been materially and adversely impacted, especially the U.S. airlines and foreign airlines flying routes to the U.S. Airlines have cut back their routes and frequencies of flights to deal with the reduction in air traffic. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits of European and Asian airlines also declined. Recent trends indicate that air travel growth and airline revenue will gradually return to pre-September 11, 2001 levels. As this happens, the Company expects airlines to slowly expand their routes and frequencies and return to profitability.

The Company's financial performance is dependent in part upon general economic conditions, which may affect the profitability of the commercial airlines with which the Company does business. The long-term worldwide market for commercial aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying the long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability.

The Company believes that realizable values for its aircraft at lease maturity are likely to remain at or above the residual values actually recorded by the Company, but this valuation is subject to many uncertainties, including the aftermath of the terrorist attacks of September 11, 2001. If the Company is required, as a result of customer defaults, to repossess a substantial number of aircraft prior to the expiration of the related lease or financing and the airline industry has not recovered from the terrorist attacks, the Company could incur substantial losses in remarketing the aircraft, which could have a material adverse effect on the Company's earnings, cash flows or financial position.

On October 18, 2001, Boeing announced that it was evaluating a range of alternatives with respect to its B-717 commercial aircraft program, including stopping production. Subsequently, on December 13, 2001, Boeing announced it had decided to continue production of the B-717 aircraft but at a lower production rate. On January 16, 2002, American announced that it would retire (and return to the lessors) its fleet of B-717 aircraft by June 2002. Taking into account certain long-term rental guarantees from Boeing in favor of the Company covering the 24 B-717 aircraft the Company presently leases to American, the Company does not expect that the return of these aircraft to the Company by American will have a material adverse effect on the earnings, cash flows or financial position of the Company.

For further discussion on the commercial aircraft market and the airline industry, see "Competition and Economic Factors."

- Factors Affecting Aircraft Financial Services Volume

At December 31, 2001, the Company had commitments to provide leasing and other financing related to commercial aircraft totaling $1,224.4 million. Additionally, Boeing and Boeing Capital Services Corporation (see "Relationship with Boeing, McDonnell Douglas and Boeing Capital Services Corporation") had unfunded commercial aircraft financing commitments of $6,490.3 million at December 31, 2001. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or satisfaction of other conditions to meet the Company's investment requirements.

The following table lists information on new business volume(1) by financing type for the Company's Aircraft Financial Services segment:

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                          2001           2000            1999
-----------------------------------------------------------------------------------------------------------------------
Financing leases                                                           $    1,519.7   $      25.8     $      -
Operating leases                                                                  423.5         745.1            -
Notes receivable                                                                  940.0         201.0            7.0
Investments in other assets                                                        47.3          29.8            -
                                                                           --------------------------------------------
                                                                           $    2,930.5   $   1,001.7     $      7.0
                                                                           ============================================

(1) Excludes transfers from Boeing, unless new financing occurred in current year.

COMMERCIAL FINANCIAL SERVICES (CFS) SEGMENT

Commercial Financial Services offers lease and loan financing, secured primarily by personal property. In addition, Commercial Financial Services participates in senior secured bank loans. Commercial Financial Services seeks to obtain business through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; Long Beach, California; Austin, Texas; and New York, New York. Commercial Financial Services specializes in leasing and financing of commercial equipment such as executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other types of equipment, which are expected to maintain strong collateral and residual values. Terms are generally between three and ten years and transaction sizes usually range between $5.0 million and $50.0 million.

Portfolio balances for the Company's Commercial Financial Services segment are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         2001          2000           1999
---------------------------------------------------------------------------------------------------------------------
Financing leases                                                          $     776.4  $     585.7    $      508.3
Operating leases                                                                715.5        400.7           336.9
Notes receivable                                                                943.1        883.7           652.4
                                                                          -------------------------------------------
                                                                          $   2,435.0  $   1,870.1    $    1,497.6
                                                                          ===========================================

- Factors Affecting the Commercial Financial Services Portfolio

The Company's Commercial Financial Services portfolio is diversified among executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Executive aircraft represent the highest concentration, accounting for $865.8 million (10.1% of total Company portfolio) and $507.5 million (9.8% of total Company portfolio) at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, no single Commercial Financial Services customer represented a significant portion of the Company's total portfolio. Executive aircraft financing, as well as the rest of the Commercial Financial Services portfolio, depends in part upon general economic conditions that may affect the profitability of the Company's customers and the residual value of the equipment financed. The Company believes that realizable values at lease maturity for its commercial equipment are generally likely to remain at or above the values actually recorded, but this valuation is subject to many uncertainties, including changes in economic conditions.

- Factors Affecting Commercial Financial Services Volume

The particular portion of the commercial finance market in which the Company generally operates is highly competitive. The following table lists information on new business volume for the Company's Commercial Financial Services segment:

------------------------------------------------------------------------------------------------------------------------
                                                                                     Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                            2001           2000           1999
------------------------------------------------------------------------------------------------------------------------
Financing leases                                                           $      146.1   $     151.0    $     194.1
Operating leases                                                                  435.2         152.0           96.8
Notes receivable                                                                  355.2         407.7          374.0
                                                                           ---------------------------------------------
                                                                           $      936.5   $     710.7    $     664.9
                                                                           =============================================

In 2001, of the $936.5 million in new business volume for Commercial Financial Services, $332.5 million (35.5%) represented business with foreign lessees or borrowers. In 2000, of the $710.7 million in new business volume for Commercial Financial Services, $99.0 million (13.9%) represented business with foreign lessees or borrowers. For discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings."

At December 31, 2001, Commercial Financial Services had commitments to provide leasing and other financing of $322.0 million, compared to $406.6 million at December 31, 2000. A key factor in the Company's ability to compete in the commercial finance market is its comparative borrowing costs relative to its competitors. See "Borrowing Operations" for further discussion on the Company's borrowing activities.

CROSS-BORDER OUTSTANDINGS

The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" -- economic and political risk factors specific to the country of the borrower that may affect the borrower's ability or willingness to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and/or restrictions on transfer.

At December 31, 2001, 29.0% of the total Company portfolio consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and in the Company's opinion, related risks are adequately covered by guarantees and allowance for losses. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The countries in which the Company's cross-border outstandings (portfolio net of security deposits and maintenance reserves) exceeded 0.75% of consolidated assets, net of domestic guarantees of $274.2 million, $384.9 million and $45.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, consisted of the following at December 31, 2001, 2000, and 1999:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
-------------------------------------------------------------------------------------------------------------------------------
Country                                         Financing Leases     Notes        Operating                       % of Total
(Dollars in millions)                                Leases        Receivable       Leases          Total         Portfolio
-------------------------------------------------------------------------------------------------------------------------------
2001
South Korea                                     $         -       $       164.8 $       277.5  $      442.3              5.2%
United Kingdom                                            -               166.5         216.8         383.3              4.5
Mexico                                                  137.2             115.9          87.4         340.5              4.0
Brazil                                                   50.4              14.2         238.8         303.4              3.5
Austria                                                   -                 -           143.4         143.4              1.7
China                                                     -                 -           142.0         142.0              1.7
Spain                                                    68.4               4.8          16.2          89.4              1.0
                                                -------------------------------------------------------------------------------
                                                $       256.0     $       466.2 $     1,122.1  $    1,844.3             21.6%
                                                ===============================================================================

2000
Mexico                                          $       118.1     $        80.6 $        38.4  $       237.1             4.6%
Austria                                                   -                76.6         153.9          230.5             4.4
Belgium                                                   -                 -           143.8          143.8             2.8
Brazil                                                   51.5              16.3          71.6          139.4             2.7
Spain                                                    70.1              24.7          25.3          120.1             2.3
South Korea                                               -                67.2          41.0          108.2             2.1
Egypt                                                     -                31.3          39.9           71.2             1.4
United Kingdom                                            -                26.4          37.5           63.9             1.2
India                                                     -                18.1          43.9           62.0             1.2
Germany                                                   -                 -            56.3           56.3             1.1
Australia                                                 -                 -            46.8           46.8             0.9
Sweden                                                    -                 -            44.2           44.2             0.9
China                                                     -                 -            43.8           43.8             0.8
                                                -------------------------------------------------------------------------------
                                                $       239.7     $       341.2 $       786.4  $     1,367.3            26.4%
                                                ===============================================================================

1999
Mexico                                          $       126.5     $        34.2 $         -    $       160.7             5.5%
India                                                     -                18.1          46.2           64.3             2.2
Brazil                                                   52.6               3.8           -             56.4             1.9
Sweden                                                    -                 -            46.5           46.5             1.6
Spain                                                     -                 -            34.0           34.0             1.2
Italy                                                     -                 1.7          30.1           31.8             1.1
British West Indies                                       -                 8.2          17.4           25.6             0.9
Canada                                                    -                21.7           1.9           23.6             0.8
                                                -------------------------------------------------------------------------------
                                                $       179.1     $        87.7 $       176.1  $       442.9            15.2%
                                                ===============================================================================

Maturities and Sensitivity to Interest Rate Changes

The following table shows the maturity distribution and sensitivity to changes in interest rates of the Company's domestic and foreign minimum lease payments and principal payments for notes receivable at December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         Domestic          Foreign             Total
--------------------------------------------------------------------------------------------------------------------------------
    2002                                                                   $     1,238.2     $      184.5     $     1,422.7
    2003                                                                           537.0            119.4             656.4
    2004                                                                           494.6            135.0             629.6
    2005                                                                           538.2            137.0             675.2
    2006                                                                           507.9            114.4             622.3
    2007 and thereafter                                                          4,100.0            562.4           4,662.4
                                                                           -----------------------------------------------------
                                                                           $     7,415.9     $    1,252.7     $     8,668.6
                                                                           =====================================================

Financing Receivables Due 2002 and Thereafter
    Fixed interest rates                                                   $     6,524.4     $      626.8     $     7,151.2
    Variable interest rates                                                        891.5            625.9           1,517.4
                                                                           -----------------------------------------------------
                                                                           $     7,415.9     $    1,252.7     $     8,668.6
                                                                           =====================================================

Portfolio Quality

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                            2001              2000             1999
--------------------------------------------------------------------------------------------------------------------------------
Investment in Financing Assets
    Financing receivables:
      Financing leases                                                     $    3,670.1      $     1,670.7    $     1,372.8
      Notes receivable                                                          2,117.9            1,368.7            708.0
                                                                           -----------------------------------------------------
                                                                                5,788.0            3,039.4          2,080.8
    Equipment under operating leases, net of depreciation                       2,786.0            2,151.0            828.2
    Equipment held for sale or re-lease                                           418.5              101.2             66.0
                                                                           -----------------------------------------------------
                                                                           $    8,992.5      $     5,291.6    $     2,975.0
                                                                           =====================================================

Nonearning Assets
    Nonaccrual financing receivables                                       $      159.7      $        20.8    $        26.1
    Nonearning equipment under operating leases                                    73.7                2.0              2.9
    Equipment held for sale or re-lease                                           418.5              101.2             66.0
                                                                           -----------------------------------------------------
                                                                           $      651.9      $       124.0    $        95.0
                                                                           =====================================================
Ratio of nonearning financing receivables to total financing
    receivables                                                                      2.8  %            0.7 %            1.3  %
Ratio of total nonearning assets to total investment in
    financing assets(1)                                                              7.2         %     2.3        %     3.2  %

(1) Financing assets represent financing receivables, equipment under operating leases and equipment held for sale or re-lease.

The increase in 2001 in the ratio of nonearning assets to total investments in financing assets is primarily a consequence of the general decline of the aircraft industry, including several bankruptcies prior to the September 11, 2001 terrorist attacks, and the resulting difficulty in re-leasing assets that are held for sale or re-lease.

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND CREDIT LOSS EXPERIENCE

Analysis of Allowance for Losses on Financing Receivables

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                   2001            2000           1999          1998             1997
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                          $     136.4     $      60.7     $      62.1   $     55.9     $     48.6
Provision for losses                                       36.3            10.2             7.4          7.4           11.5
Write-offs, net of recoveries                             (36.5)          (12.4)           (8.8)        (2.5)          (2.5)
Allowance acquired from Boeing                              3.3            77.9             -            -              -
Other                                                       -               -               -            1.3           (1.7)
                                                    ----------------------------------------------------------------------------
Balance, end of year                                $     139.5     $     136.4     $      60.7   $     62.1     $     55.9
                                                    ============================================================================

Allowance as percent of total receivables                   2.4  %          4.5  %          2.9%         3.3 %          3.1  %
Net write-offs as percent of average
   receivables                                              0.8  %          0.5  %          0.4%         0.1 %          0.1  %
More than 90 days delinquent:
   Amount of delinquent installments                $      21.2     $       8.7     $       0.1   $      0.1     $      1.5
   Total receivables due from delinquent
      obligors                                      $     152.8     $     129.2     $       0.8   $      1.0     $      5.8
   Total receivables due from delinquent
      obligors as a percentage of total
      receivables                                           2.6  %          4.3  %          0.1%         0.1 %          0.3  %

Receivable Write-Offs, Net of Recoveries, by Segment

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                               2001          2000         1999        1998         1997
--------------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services                                    $      8.8   $    -     $      -          $   -         $ -
Commercial Financial Services                                        27.7       12.4         8.2            2.3          -
Other                                                                 -          -           0.6            0.2         2.5
                                                               -----------------------------------------------------------------
                                                               $     36.5   $   12.4   $     8.8         $  2.5        $2.5
                                                               =================================================================

At December 31, 2001, the carrying amount of impaired loans was $192.0 million. Impaired loans are loans that the Company estimates it will not be able to collect all amounts due according to the contractual terms of the loan agreement, excluding insignificant delays and shortfalls. A specific impairment allowance for losses of $7.7 million was allocated for $52.0 million of impaired loans. A specific impairment allowance is recorded for collateral dependent loans based on the difference between the estimated net fair value of the collateral and the carrying value of the loan As a result, 5.5% of the Company's allowance for losses on financing receivables was allocated to specific reserves. The remaining $131.8 million (94.5% of the allowance for losses on financing receivables) is designated for general purposes and represents the Company's best estimate of inherent losses in the remaining financing receivables considering delinquencies, loss experience, collateral and guarantees. As of December 31, 2001, the Company had $1,441.8 million of guarantees with respect to its Aircraft Financial Services portfolio relating to transactions with a carrying amount of $3,062.9 million (50.2% of Aircraft Financial Services portfolio). At December 31, 2000, the carrying amount of impaired loans was $126.8 million. The specific impairment allowance for losses at December 31, 2000 was $8.6 million for $10.4 million of impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on financing receivables.

The portfolio at December 31, 2001 included three airline obligors to which payment extensions had been granted. At December 31, 2001, payments so extended amounted to $16.1 million, and the aggregate carrying amount of the related receivables was $382.2 million.

BORROWING OPERATIONS

The Company principally relies on funds from operations and borrowings to operate its business. Borrowings include commercial paper, secured and unsecured senior and subordinated debt and bank borrowings. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates. See Note 9 of "Notes to Consolidated Financial Statements" included in Item 8.

As of November 23, 2001, $2.0 billion of Boeing's 364-day revolving credit line was made exclusively available to the Company. The agreements relating to the new credit line are included with this Report on Form 10-K as Exhibit 10.1, 10.2 and 10.3. At December 31, 2001, there were no amounts outstanding under this agreement.

At December 31, 2001 and 2000, borrowings under commercial paper, totaling $43.5 million and $652.9 million, respectively, were supported by unused commitments available to the Company under Boeing's 364-day revolving credit line.

At December 31, 2001 and 2000, the Company also had available approximately $60.0 million in uncommitted bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 2001 and 2000, the Company had no outstanding borrowings under these credit facilities.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-82391) for a public shelf registration of $2.5 billion of debt securities. This Registration Statement was further amended in the third quarter of 2000, increasing the amount to $2.64 billion. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion, in aggregate, of senior notes consisting of $500.0 million of variable rate notes due 2002 and $1.0 billion of fixed rate notes due 2005 and 2010, with interest rates of 7.10% and 7.375%. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program, which was issued in its entirety prior to December 31, 2001. At December 31, 2001, these medium-term notes had interest rates ranging from 1.90% to 6.68% and maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-55846) for a public shelf registration of $5.0 billion of debt securities. As of December 31, 2001, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes at rates ranging from 5.65% to 6.50% and with maturities ranging from five to ten years. Effective October 31, 2001, $1.0 billion was allocated to the Company's Series XI medium-term note program. In March 2002, the Company issued $100.0 million of fixed rate medium-term notes due 2004 at an interest rate of 4.13% and $120.0 million of variable rate medium-term notes due 2005. After the above issuances, an aggregate amount of $1.53 billion remains available under this Registration Statement for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement (SEC File No. 333-83208) for a public shelf registration of $5.0 billion of debt securities. On March 4, 2002, the SEC declared such Registration Statement to be effective. No amounts have been allocated or issued under this latest public shelf registration. The Company plans to allocate $1.0 billion of this new public shelf registration to a new medium-term note program involving the sale of notes with a minimum denomination of $1,000.

The following table sets forth the Company's average debt and weighted average interest rates:

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                      2001               2000              1999               1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Average short-term debt
   outstanding                        $      342.4      $       410.8      $      193.9      $       134.6      $       114.0
Weighted average interest  rate for
issuances
   during the year                            4.38  %            5.99  %           5.24  %            5.83  %            5.72   %

Average long-term debt
   outstanding                        $    5,400.3      $     2,846.5      $    1,760.4      $     1,646.2      $     1,606.2
Weighted average interest
   rate                                       5.78  %            7.19  %           6.81  %            7.21  %            7.34  %

Average total debt
   outstanding                        $    5,742.7      $     3,257.3      $    1,954.3      $     1,780.8      $     1,720.2
Weighted average interest
   rate                                       5.70  %            7.04  %           6.65  %            7.12  %            7.25  %

The effective costs presented in the preceding table include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on the Company's cost of funds, refer to "Capital Resources and Liquidity" in Item 7.

The following are ratios of income to fixed charges for each of the past five years:

                 -----------------------------------------------------------------------------------------
                            Years Ended December 31,
                 -----------------------------------------------------------------------------------------
                        2001               2000           1999             1998               1997
                 -----------------------------------------------------------------------------------------
                        1.73               1.72           1.93             1.79               1.67

Income consists of income from continuing operations before provision for income taxes and fixed charges. Fixed charges include interest and related debt expense, and preferred stock dividends grossed up to a pre-tax basis.

The Company generally attempts to follow an overall "matched funding" policy. Under the policy, the Company endeavors to fund assets that mature or reprice in a given period with liabilities having similar characteristics. Mismatches occur because the Company's assets generally amortize on a monthly or quarterly basis while, responding to preferences among fixed-income investors, borrowings of the Company generally do not amortize monthly or quarterly, but are due in full on stated maturity dates. Furthermore, liabilities are usually issued for maturities preferred by debt investors (e.g., for five or ten years but not, say, eight years). The Company tries to maintain, and believes it is largely successful at maintaining, the effective average term (the duration) of its assets and liabilities in close-enough harmony so as to avoid significant risk due to funding mismatches. To some extent, in order to modify the pricing characteristics of the portfolio to achieve better alignment of assets and liabilities, interest rate derivative instruments may be employed.

CREDIT RATINGS

The Company's access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies' ratings of the Company's debt.

On December 17, 2001, Moody's lowered the credit ratings of the Company's senior unsecured, subordinated debt and short-term debt ("commercial paper") from A2 to A3, A3 to Baa1 and P-1 to P-2, respectively. Moody's ratings outlook for the Company is stable.

On February 5, 2002, Standard & Poor's lowered the credit ratings on the Company's senior unsecured debt, subordinated debt and commercial paper from AA-to A+, A+ to A and A-1+ to A-1, respectively. Standard & Poor's ratings outlook for the Company is stable.

Although security ratings may impact the rate at which the Company can borrow funds, a security rating is not a recommendation to buy, sell or hold securities. In addition, a security rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

COMPETITION AND ECONOMIC FACTORS

The Company is subject to competition from other financial institutions, including commercial banks, finance companies and leasing companies, some of which are larger than the Company and have greater financial resources, greater leverage ability and lower effective borrowing costs. These factors permit many competitors to provide financing at lower rates than the Company. In its Aircraft Financial Services and Commercial Financial Services segments, the ability of the Company to compete in the marketplace is principally based on rates which the Company charges its customers, which rates are related to the Company's access to and cost of funds and the ability of the Company to utilize tax benefits attributed to leasing. See "Aircraft Financial Services Segment - Factors Affecting Aircraft Financial Services Volume," "Commercial Financial Services Segment - Factors Affecting Commercial Financial Services Volume," "Relationship With Boeing, McDonnell Douglas and Boeing Capital Services Corporation" and "Borrowing Operations." Competitive factors also include, among other things, the Company's ability to be relatively flexible in its structuring arrangements with new and existing customers. Although the Company is particularly subject to risks inherent in the airline and aircraft manufacturing industries, the ability of the Company to generate new business is also dependent upon, among other factors, the capital equipment requirements of domestic and foreign businesses and the availability of capital.

Aircraft owned or financed by the Company may become significantly less valuable because of the discontinuation of existing aircraft models or the introduction of new aircraft models which may be more economical to operate, the aging of particular aircraft, technological obsolescence such as that caused by legislation and regulations for noise abatement which now prohibit the use of older, noisier (Stage 2) aircraft in the United States, or a near-term oversupply of the number or type of aircraft for sale. Additionally, legislation and regulations may in the future prohibit use in certain parts of the world (e.g., Europe) of certain types of aircraft with hushkits. At December 31, 2001, the Company's financing assets included Stage 2 aircraft with an aggregate net asset value of $26.5 million (0.4% of Company's total Aircraft Financial Services portfolio, including any aircraft held for sale or re-lease).

Boeing's 20-year forecast of the average long-term growth rate in passenger traffic is 4.7% annually, based on projected average worldwide annual economic real growth of 3.0% over the 20-year period.

Based on global economic growth projections over the long term and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, Boeing projects almost a $5.0 trillion market for new aircraft and services over the next 20 years.

RELATIONSHIP WITH BOEING, MCDONNELL DOUGLAS AND BOEING CAPITAL SERVICES CORPORATION

Boeing operates in the following principal areas: commercial aircraft, military aircraft and missile systems, space and communications and customer and commercial financing. For the year ended December 31, 2001, Boeing recorded revenues of $58.2 billion and net earnings of $2.8 billion. At December 31, 2001, Boeing had assets of $48.3 billion and shareholders' equity of $10.8 billion.

At December 31, 2001, Boeing and McDonnell Douglas provided various types of partial and full guarantees of $1,240.8 million and $140.1 million, respectively, on the Company's Aircraft Financial Services portfolio, including first loss guarantees, residual value guarantees and rental loss guarantees. In addition, McDonnell Douglas is the lessee under one of the Company's commercial aircraft transactions, which accounted for $17.5 million of the Company's Aircraft Financial Services portfolio at December 31, 2001.

Boeing Capital Services Corporation ("BCSC") is a largely inactive holding company, which owns 100% of the Company and is an indirect wholly owned subsidiary of Boeing.

For a further description of significant factors that may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 2001 (SEC File No. 001-00442). See further discussion in Notes 3 and 13 in the "Notes to Consolidated Financial Statements" included in Item 8.

- Operating Agreement

An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between the Company, BCSC and Boeing relating to the purchase and sale of commercial aircraft receivables, the leasing of commercial aircraft, the remarketing of such aircraft returned to or repossessed by the Company under leases or secured loans and the allocation of federal income taxes between the companies. The Operating Agreement between the Company, BCSC and Boeing was executed on September 13, 2000 and replaces the previous operating agreement between the Company and McDonnell Douglas. The Operating Agreement was filed with the SEC on Form 8-K, dated September 13, 2000.

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

- Federal Income Taxes

The Company and Boeing presently file a consolidated federal income tax return with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses that may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments. Furthermore, the Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. This arrangement continues with Boeing. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurance that this (and other) intercompany arrangements will not change from time to time.

The Company's ability to price its business competitively and obtain new business volume is significantly dependent on its ability to realize the tax benefits generated by its leasing business. To the extent that Boeing would be unable on a long-term basis to utilize such tax benefits, or if the informal arrangement is not continued in its present form, the Company would be required to restructure its financing activities and to reprice its new financing transactions so as to make them generate satisfactory returns without regard to Boeing's utilization of tax benefits since there can be no assurance that the Company would be able to utilize such benefits currently. See "Competition and Economic Factors."

- Intercompany Services

Boeing provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays the actual cost. See Note 13 of "Notes to Consolidated Financial Statements" included in Item 8.

- Intercompany Credit Arrangements

As of November 23, 2001, $2.0 billion of Boeing's 364-day revolving credit line was made exclusively available to the Company. At December 31, 2001, the Company had no borrowings under the credit line. Any borrowings under the credit line would be guaranteed by Boeing.

The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2001 or 2000. During 2001, the Company's highest level of borrowings from Boeing was $147.0 million under this arrangement. During 2001, Boeing's highest level of borrowings from the Company was $409.8 million.

The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, the Company had no borrowings outstanding at December 31, 2001 and 2000, respectively. BCSC had borrowings of $59.3 million and $11.7 million outstanding from the Company at December 31, 2001 and 2000, respectively. During 2001, the Company's highest level of borrowings from BCSC was $12.1 million. During 2001, BCSC's highest level of borrowings from the Company was $94.2 million.

EMPLOYEES

At December 31, 2001, the Company had 201 employees, compared to 143 at December 31, 2000. The increase is related to the growth in the business. None of these employees is covered by collective bargaining agreements. The Company believes its employee relations are satisfactory. As of the filing date, the Company had 208 employees.

Item 2.  Properties

The Company leases all of its office space and other facilities under operating leases. The Company's headquarters is located in Renton, Washington, with a principal office located in Long Beach, California. The Company also has seven regional marketing offices located throughout the United States and four international offices in Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; and Hong Kong, China. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

Item 3.  Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

All of the Company's preferred and common stock is owned by BCSC. Accordingly, there is no public trading market for the Company's stock. In 2001 and 2000, the Company did not declare or pay dividends on its common stock to BCSC. The Company paid $3.5 million in dividends on its preferred stock in both 2001 and 2000.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At December 31, 2001, as well as during the year, the Company was in compliance with all its debt covenants.

Item 6.  Selected Financial Data

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 2001 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

-----------------------------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                            2001           2000           1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------
Financing volume(1)                          $    3,906.4    $   1,712.4    $     671.9     $     692.6    $     591.1

Statement of income data:
   Revenues                                  $      663.1    $     447.9    $     285.2     $     260.1    $     246.4
   Expenses                                         424.9          280.0          158.5           155.5          158.6
   Net income                                       151.7          107.2           78.2            71.5           56.1

Dividends paid                               $        3.5    $       3.5    $      35.5     $      43.9    $      28.5

Ratio of income to fixed charges(2)                  1.73           1.72           1.93            1.79           1.67

Balance sheet data:
   Total assets                              $    9,823.0    $   5,655.9    $   3,043.6     $   2,861.4    $   2,722.8
   Total debt                                     7,295.4        4,317.5        2,057.7         1,970.3        1,797.9
   Shareholder's equity                           1,370.5          672.1          423.4           380.7          353.1

Ratio of debt-to-equity                             5.32            6.42           4.86            5.18           5.09

(1) Excludes transfers from Boeing, unless new financing occurred in current year.
(2) For the purpose of computing the ratio of income from continuing operations to fixed charges, income consists of income before provision for income taxes and fixed charges; and fixed charges consist of interest expense and preferred stock dividend requirement (grossed up to a pre-tax basis).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements included in Item 8.

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words "aim", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", and other expressions that indicate future events and trends identify forward-looking statements. Certain statements in this Form 10-K and particularly in Items 1, 3, 7, 7A and 8 may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects of the September 11, 2001 terrorist attacks, the impact on the Company of strategic decisions by Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, McDonnell Douglas and BCSC, as well as strategic decisions by Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks, the capital equipment requirements of domestic and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties and legal proceedings.

Impacts of the September 11, 2001 Terrorist Attacks

The terrorist attacks of September 11, 2001 have had a significant negative impact on U.S. and world economies that had been in a downturn at the time of the attacks. In particular, the airline industry has been materially and adversely impacted, especially the U.S. airlines and foreign airlines flying routes to the U.S. Airlines have cut back their routes and frequencies of flights to deal with the reduction in air traffic. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits of European and Asian airlines also declined. Recent trends indicate that air travel growth and airline revenue will gradually return to pre-September 11, 2001 levels. As this happens, the Company expects airlines to slowly expand their routes and frequencies of flights and return to profitability.

Following the September 11, 2001 attacks, the Company initially received a number of requests of both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Following the initial round of requests after September 11, 2001, the Company has received some additional requests although at a reduced amount and rate of request. Furthermore, some of the requests have been denied, withdrawn or substantially reduced by the requestor. Restructurings, including those discussed in "Restructuring Requests" in Item 1 and restructurings still being received and discussed, are not expected to materially impact the Company's future earnings, cash flows or financial position.

Subsequent to September 11, 2001, the Company has not experienced a significant increase in airline delinquencies or defaults. In assessing the adequacy of the Company's allowance for losses of financing receivables, values of aircraft securing such receivables were reviewed. Historically, airline values have recovered to normal levels after significant events such as the Gulf War or severe economic recessions. In determining impacts on the aircraft values, the Company estimated which aircraft types would likely be permanently retired from active fleets and which types would remain active as passenger or freighter aircraft to estimate which aircraft would suffer a permanent decline in value. Aircraft in the former category are generally estimated to be older and Stage 2 aircraft and represent approximately 4.8% of total Aircraft Financial Services portfolio at December 31, 2001. The Company believes that underlying residual values of such aircraft are fully recoverable upon sale, re-lease or scrapping. Aircraft types estimated to remain active as passenger or freighter aircraft were deemed to have no permanent diminution in value. Aircraft scheduled to come off lease in the near term were reviewed individually to estimate their current value.

In assessing the adequacy of the allowance for losses on financing receivables, the Company took into consideration, among other things, the following major factors in relation to aircraft receivables: the credit quality and payment history of its obligors, the values of the aircraft collateralizing such receivables, guarantees from Boeing or other substantive third parties of the receivables or value of the collateral, prior write-off experience and the general state of the airline industry.

Residual values of the aircraft in the portfolio expected to be realized at the end of the lease term were also reviewed and were determined to be realizable based on current valuations and estimated yearly reductions in the value based on historical amortization factors. Residual realizations of aircraft sold (at end of lease term or during lease term) as a percent of net asset values were 206%, 120% and 212% for the years ended December 31, 2001, 2000 and 1999, respectively.

The effects of the September 11, 2001 terrorist attacks have not had, and the Company believes they are not likely to have, a material adverse impact on the Company's earnings, cash flows or financial position. However, no assurance can be given that such impact will not become material if the economy and the airlines do not recover as the Company currently expects, resulting in significant defaults, repossessions or restructurings at a time when aircraft values or lease rates are significantly lower than currently estimated by the Company. In addition, if the economy and the airlines fail to recover as expected, the Company may find it more difficult to sell or re-lease previously leased aircraft or aircraft that come off lease or are returned prior to lease termination and may be required to hold such aircraft for an extended time. Diminished availability or increased cost of sufficient insurance could cause aircraft to be grounded, or increase risk, if allowed to fly.

Given the potential impacts of the September 11, 2001 terrorist attacks and the additional risks inherent in the airline industry, in the third and fourth quarter of 2001, the Company and Boeing elected to reduce the Company's debt leverage (ratio of debt-to-equity) through additional equity contributions from Boeing. These contributions reduced the Company's debt-to-equity ratio from 6.0 to 1 at June 30, 2001 to 5.3 to 1 at December 31, 2001.

Critical Accounting Policies

The following is a summary of accounting policies the Company believes are most critical to help put in context a discussion concerning the results of operations.

Direct Finance Leases At lease commencement, the Company records the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred initial direct costs and unearned income. Income is recognized over the life of the lease so as to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

Leveraged Leases Leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest ("net rental receivables"). The difference of (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

Notes Receivable At note commencement, the Company records the note receivable and unamortized discounts. Interest income is accrued and related discounts are amortized at a constant rate over the related term of the loan. Impaired loans are loans that the Company estimates it will not be able to collect all amounts due according to the contractual terms of the loan agreement, excluding insignificant delays and shortfalls. A specific impairment allowance is recorded for collateral dependent loans based on the difference between the estimated net fair value of the collateral and the carrying value of the loan.

Equipment Under Operating Leases Equipment leased under operating leases is recorded at cost and depreciated over the lease term to an estimated residual or salvage value, on a straight-line basis. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease.

Equipment Held for Sale or Re-lease Collateral repossessed in satisfaction of a receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell and transferred to equipment held for sale or re-lease. Equipment held for sale is subsequently carried at the lower of cost or estimated fair value less costs to sell. Fair value for equipment held for sale is determined by using both internal and external equipment valuations, including information developed from the sale of similar equipment in the secondary market. The Company reviews equipment held for sale for impairment when events or circumstance indicate that the carrying amount of these assets may not be recoverable. When impairment is indicated for an asset, the amount of the impairment loss is the excess of net book value over fair value.

Impairment Review for Equipment Under Operating Leases, Held for Sale or Re-lease The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life is less than the book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

Available-for-Sale Securities The Company holds certain investments that are treated as "available-for-sale" securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as other assets, at their quoted market values. Unrealized gains and losses are reported in accumulated other comprehensive income/loss. Realized gains and losses are included in other income.

Held-to-Maturity Securities Held-to-maturity securities, classified as other assets, include mandatorily redeemable preferred airline stock, EETC's, ETC's and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Declines in the fair value of individual held-to-maturity securities below carrying value that are other than temporary result in write-downs through earnings to fair value as a new cost basis.

Other Investments Partnership and joint venture interests in which the Company does not have a controlling interest or a majority ownership are generally recorded using the equity method of accounting.

Nonaccrual Receivables Income recognition is generally suspended for leases, loans and other financing receivables at the date when a full recovery of income and principal becomes doubtful in the opinion of the Company. Income recognition is resumed when the loan, lease or other financing receivables becomes contractually current and performance is demonstrated to be resumed.

Allowance for Losses on Financing Receivables The allowance for losses is available to absorb losses on notes receivable and financing leases and is not provided for equipment held for sale or re-lease, equipment under operating leases and residuals. The provision for losses results in a charge to operating income and increases the allowance for losses to the level the Company estimates is adequate considering delinquencies, loss experience, collateral and guarantees. Other factors considered include risk of individual credits, economic and political conditions, prior loss experience and results of periodic credit reviews. Amounts are either written off or written down when a loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. See "Impacts of the September 11, 2001 Terrorist Attacks" for further discussion of the allowance for losses on financing receivables.

Derivative Financial Instruments As more fully described in Note 10 of "Notes to Consolidated Financial Statements" included in Item 8, the Company uses derivative financial instruments as part of its interest risk management policy. The derivative instruments used include interest rate swaps, which are generally subject to hedge accounting determination. Swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading or speculative purposes.

Investment Valuation The Company records certain investment securities at fair market value based on either quoted market prices or discounted cash flow analysis. Also, the Company records its interest rate swaps at fair market value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models.

Off-Balance Sheet Risk The Company has utilized certain special purpose entities in connection with certain aircraft financing transactions. The Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. If accounting pronouncements are amended in accordance with recent public comments made by the Financial Accounting Standards Board, it is possible that an additional $1.2 billion of assets and non-recourse liabilities could be added to the Consolidated Balance Sheets.

Impact of Boeing's Customer Financing Consolidation

In 1999, Aircraft Financial Services had negligible new business volume largely due to the fact that the Company was awaiting the decision made by Boeing in the fourth quarter of 1999 that the Company should grow its financing business. Since such decision was made, the Company has been pursuing new business opportunities.

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

On April 9, 2001, the Company acquired a portfolio of aircraft that were previously operated by Trans World Airlines, Inc. ("TWA") from Boeing and entered into amended and restated leases with American or a subsidiary of American (whose obligations are guaranteed by American), for 51 aircraft, consisting of 34 MD-80, two B-757 and 15 B-717 aircraft. These acquired assets were recorded at $859.5 million, which is net of non-recourse financing of $425.0 million. This non-recourse financing was repaid on May 24, 2001 from proceeds received on that day from the issuance by American of $1,319.6 million of EETC's, which is also non-recourse to the Company. Of the proceeds of such issuance, $634.8 million related to the 32 aircraft in which the Company has an interest and the proceeds thereof were used by the Company to pay off the original non-recourse financing and the remainder was applied to general corporate purposes. Additionally, the Company recorded $143.5 million in deferred taxes in conjunction with this acquisition. This transfer was not accounted for as new business volume. After giving effect to this acquisition, American became the Company's largest customer, accounting for 11.5% and 2.2% of the total Company portfolio at December 31, 2001 and 2000, respectively. The Company has received long-term rental guarantees from Boeing on certain of these shorter-term leases to ensure that the leases meet the Company's minimum investment requirements. These guarantees represent 6.8% of the total Company portfolio as of December 31, 2001.

In September 2001, the Company acquired certain tangible assets of Boeing and certain subsidiaries of Boeing in the amount of $102.3 million through an equity contribution. $86.7 million of this transfer was accounted for as new business volume.

On December 1, 2001, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing in the net amount of $340.3 million. The Company received an equity contribution of $272.8 million from Boeing and paid the remaining purchase of $67.5 million in cash. $272.8 million of this transfer was accounted for as new business volume.

On October 18, 2001, Boeing announced that it was evaluating a range of alternatives with respect to its B-717 commercial aircraft program, including stopping production. Subsequently, on December 13, 2001, Boeing announced it had decided to continue production of the B-717 aircraft but at a lower production rate. On January 16, 2002, American announced that it would retire (and return to the lessors) its fleet of B-717 aircraft by June 2002. Taking into account certain long-term rental guarantees from Boeing in favor of the Company covering the 24 B-717 aircraft the Company presently leases to American, the Company does not expect that the return of these aircraft to the Company by American will have a material adverse effect on the earnings, cash flows or financial position of the Company.

Boeing and BCSC had unfunded aircraft financing commitments of $6,490.3 million at December 31, 2001. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or satisfaction of other conditions to meet the Company's investment requirements.

Capital Resources and Liquidity

The growth in assets and funds required for operations is generally financed by internally generated cash flows and borrowing. The Company attempts to fund its business such that scheduled receipts from the portfolio will generally correspond to its expenses and debt payments as they become due. During 2001, the Company issued $3.9 billion in new senior debt, primarily to finance new business.

The Company satisfies a significant portion of its cash requirements from diversified global funding sources and is not dependent on any one lender. The Company also relies on the issuance of commercial paper as a short-term funding source. During 2001, the Company issued $11.5 billion of commercial paper, at a weighted average cost of 4.47% (with average daily outstandings of $336.2 million during the year). Commercial paper and short-term bank borrowings totaled $43.5 million at December 31, 2001, and were supported by available unused commitments under Boeing's 364-day revolving credit line.

For discussions related to the Company's borrowing activities, see "Borrowing Operations" in Item 1. The Company has significant liquidity requirements. The Company believes that, absent a severe or prolonged economic downturn resulting in defaults materially in excess of those provided for, receipts from the portfolio will cover the payment of expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings do not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that allow for a reasonable return on new business.

In addition to Boeing and BCSC's unfunded aircraft financing commitments discussed in "Impact of Boeing's Customer Financing Consolidation," at December 31, 2001, the Company had commitments to provide leasing and other financing totaling $1,568.7 million, of which $1,224.4 million related to financing new Boeing commercial aircraft.

Disclosures About Contractual Obligations and Commercial Commitments

The following tables give additional information related to the contractual obligations and commercial commitments of the Company:

----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                                             Payments By Period
----------------------------------------------------------------------------------------------------------------------------
                                                                Less Than
(Dollars in millions)                            Total            1 Year        1-3 Years       4-5 Years     After 5 Years
----------------------------------------------------------------------------------------------------------------------------
Debt                                        $      6,903.2    $       800.3   $      1,135.1  $     1,731.2  $      3,236.6
Capital lease obligations                            392.2             40.9            177.8          109.8            63.7
Minimum future rental
    commitments                                        9.8              2.2              4.4            2.7             0.5
                                             --------------------------------------------------------------------------------
                                                  $7,305.2          $ 843.4         $1,317.3  $     1,843.7  $      3,300.8
                                             ================================================================================

-----------------------------------------------------------------------------------------------------------------------------
Commercial Commitments                                                                Amount By Period
-----------------------------------------------------------------------------------------------------------------------------
                                                                Less Than
(Dollars in millions)                            Total            1 Year        1-3 Years       4-5 Years     After 5 Years
-----------------------------------------------------------------------------------------------------------------------------
Contingent liabilities(1)                      $  121.9       $     10.8        $  12.9         $  6.9         $91.3
Financing commitments                           1,568.7          1,269.0          299.7            -             -
                                            ---------------------------------------------------------------------------------

                                               $1,690.6       $  1,279.8        $ 312.6         $  6.9         $91.3
                                            =================================================================================

(1) Primarily comprised of residual value and other guarantees provided by the Company.

Financing commitments represent commitments to provide leasing and other financing. These are discussed in Notes 9 and 11 of "Notes to Consolidated Financial Statements" included in Item 8.

Results of Operations

The following table summarizes the Company's operating results for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                           2001            2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Financing lease income                                                     $       247.6    $      144.1     $      114.9
Interest income on notes receivable                                                142.2           110.2             52.3
Operating lease income, net of depreciation                                        193.3           135.4             64.2
                                                                           --------------------------------------------------
    Revenue from financing assets                                                  583.1           389.7            231.4
Net gain on disposal                                                                34.0            31.5             51.7
Other                                                                               46.0            26.7              2.1
                                                                           --------------------------------------------------
                                                                                   663.1           447.9            285.2
                                                                           --------------------------------------------------

Interest expense                                                                   321.5           229.2            130.0
Provision for losses                                                                36.3            10.2              7.4
Operating expenses                                                                  47.3            34.2             13.8
Other                                                                               19.8             6.4              7.3
                                                                           --------------------------------------------------
                                                                                   424.9           280.0            158.5
                                                                           --------------------------------------------------

Income before provision for income taxes                                           238.2           167.9            126.7
Provision for income taxes                                                          86.5            60.7             48.5
                                                                           --------------------------------------------------
Net income                                                                 $       151.7    $      107.2     $       78.2
                                                                           ==================================================

2001 Compared to 2000

Net income for 2001 increased 41.5% to $151.7 million from $107.2 million in 2000. A 69.9% growth in investment in financing assets is primarily responsible for the increase. Higher income earned on investments also contributed. The increase was partially offset by higher provision for losses, and higher operating and other expenses.

Investment in financing assets, which represents financing receivables for leases, notes receivable, equipment under operating leases (net of depreciation) and equipment held for sale or re-lease, increased to $9.0 billion at December 31, 2001 from $5.3 billion at December 31, 2000. New business volume of $3.9 billion in 2001, up from $1.7 billion in 2000, is primarily responsible for the increase. The Company also acquired net assets of $1,302.1 million from Boeing. For further discussion on the Company's portfolio transfers, see "Impact of Boeing's Customer Financing Consolidation." The increase was partially offset by normal amortization of the portfolio during the year.

Revenue from Financing Assets

Revenue from financing assets increased 49.6% to $583.1 million in 2001, compared to $389.7 million in 2000. The record new business volume is primarily responsible for the increased revenue, partially offset by the increase in nonearning assets and lower interest earned on variable interest rates on notes receivable.

Net Gain on Disposal

Net gain on disposal increased 7.9% to $34.0 million in 2001, compared to $31.5 million in 2000. Gains in 2001 included $20.4 million from the sale of equipment coming off lease, $9.2 million from sale of equipment from early terminations and $4.3 million from sale of equipment that was classified as equipment held for sale or re-lease. There can be no assurance that the Company will recognize such gains in the future. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. The range of gain activity is dependent upon the level of residuals on equipment coming off lease, market activity and conditions and the Company's discretion whether to sell.

Other Income

Other income increased 72.3% to $46.0 million in 2001, compared to $26.7 million in 2000. The increase in other income is primarily due to $8.3 million in intercompany interest between the Company and Boeing, dividend income of $4.3 million, $2.5 million of additional interest income from short-term investments, $2.4 million of income from securities and $1.4 million gains on derivative instruments.

Interest Expense

Interest expense increased 40.3% to $321.5 million in 2001, compared to $229.2 million in 2000. A higher level of debt outstanding in 2001 to finance new business volume is primarily responsible for the increase, offset by lower cost of funds.

Provision for Losses

The provision for losses increased 255.9% to $36.3 million in 2001, compared to $10.2 million in 2000. The provision for losses was higher in 2001 than in 2000 as the result of a higher level of net write-offs ($36.5 million in 2001 and $12.4 million in 2000) primarily recorded in the Commercial Financial Services segment coupled with the growth in investment in financing receivables. The provision for losses is taken to maintain the allowance for losses at a level deemed by the Company to be adequate to cover inherent losses in financing receivables.

Over 70% of the Company's portfolio consists of financing receivables and operating leases to airline customers. The effects of the September 11, 2001 terrorist attacks have not had, and the Company believes it is not likely to have, a material adverse impact on the Company and the provision for losses in future years. See "Impacts of the September 11, 2001 Terrorist Attacks." However, no assurance can be given that such impact will not become material if the economy and the airlines do not recover as the Company currently expects, resulting in significant defaults, repossessions or restructurings at a time when aircraft values or lease rates are significantly lower than currently estimated by the Company.

Operating Expenses

Operating expenses increased 38.3% to $47.3 million in 2001, compared to $34.2 million in 2000. Increased staffing (40.6%) is related to the growth in the business. Additionally, outside legal services and depreciation of non-financing assets increased, offset by amortization of initial direct costs during 2001.

Other Expenses

Other expenses increased 209.4% to $19.8 million in 2001, compared to $6.4 million in 2000. Other expenses totaling $15.7 million were primarily incurred to maintain and refurbish aircraft held for sale or re-lease.

2000 Compared to 1999

Revenue from Financing Assets

Financing lease income increased 25.4% to $144.1 million in 2000, compared to $114.9 million in 1999, primarily attributable to new volume of financing leases within the Commercial Financial Services portfolio and an increase in financing leases as a result of the Portfolio acquisition (see "Impact of Boeing's Customer Financing Consolidation").

Interest on notes receivable increased 110.7% to $110.2 million in 2000, compared to $52.3 million in 1999, primarily attributable to new volume of Commercial Financial Services notes receivable and an increase in notes receivable as a result of the Portfolio acquisition.

Net operating lease income increased 110.9% to $135.4 million in 2000, compared to $64.2 million in 1999, primarily attributable to new volume of Aircraft Financial Services operating leases and an increase in operating leases as a result of the Portfolio acquisition.

Net Gain on Disposal

Gain on disposal decreased 39.1% to $31.5 million in 2000, compared to $51.7 million in 1999, primarily attributable to $28.9 million of income from the early termination of leases and the buyout of four MD-82 aircraft in December 1999, offset with other sales within the Aircraft Financial Services portfolio in 2000, as compared to 1999.

Other Income

Other income increased 1,171.4% to $26.7 million in 2000, compared to $2.1 million in 1999, primarily attributable to $12.5 million in income from securities, $6.3 million of fee income, $1.2 million in intercompany interest income earned on cash received by Boeing on the Company's behalf for payments on leases and loans included in the Portfolio acquisition, $1.1 million in intercompany interest between the Company and BCSC, $2.2 million in intercompany interest income on a note between the Company and Boeing and $0.8 million in interest income earned on short-term investments.

Interest Expense

Interest expense increased 76.3% to $229.2 million in 2000, compared to $130.0 million in 1999, primarily attributable to the debt outstanding in connection with the Portfolio acquisition and a higher level of borrowings in 2000 as a result of increased financing activity.

Provision for Losses

Provision for losses increased 37.8% to $10.2 million in 2000, compared to $7.4 million in 1999, primarily attributable to the increase in financing receivables as a result of the Portfolio acquisition and the new volume of financing leases and notes receivable within the Commercial Financial Services portfolio.

Operating Expenses

Operating expenses increased 147.8% to $34.2 million in 2000, compared to $13.8 million in 1999, primarily attributable to the addition of employees to support the growth of the business and non-recurring professional service fees incurred in 2000 for assistance on various projects.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholder's equity (as a component of other comprehensive income/loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows. With the adoption of the SFAS No. 133, the Company recognized a cumulative effect type transition adjustment to accumulated other comprehensive loss at January 1, 2001, of $9.2 million ($5.9 million after tax).

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 (of the same title). SFAS No. 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires disclosures relating to securitization transactions and collateral, but it carries over most of SFAS No. 125 provisions. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date. The Company will adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized by the Company as of January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 will become effective for the Company on January 1, 2003 and SFAS No. 144 was effective January 1, 2002. The Company does not expect the adoption of SFAS No. 143 and No. 144 to have a material impact on its consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to financing and debt obligations issued at a fixed rate.

The Company manages its interest rate risk in part by using interest rate swaps. The Company does not use derivative instruments for speculative purposes or to generate earnings from changes in market conditions. See Notes 10 and 14 of "Notes to Consolidated Financial Statements" included in Item 8 for derivative financial instrument and interest rate swaps discussion and table.

The Company has used appropriate market information and valuation methods to determine the fair value of financial instruments. The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using market information and valuation methodologies. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. Financial instruments, as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are disclosed in Note 14 of "Notes to Consolidated Financial Statements" included in Item 8.

Based on the Company's current asset holdings, debt obligations and swaps, the exposure to interest rate risk is not considered to be material to the Company's earnings, cash flows or financial position. See "Borrowing Operations" in Item 1 for further discussion. Fixed-rate debt obligations currently issued by the Company are generally not callable until maturity.

Item 8.  Financial Statements and Supplementary Data

The following pages include the consolidated financial statements of the Company as described in Item 14 (a)1 and (a)2 of Part IV herein.

                          Independent Auditors' Report

Shareholder and Board of Directors
Boeing Capital Corporation

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income and income retained for growth, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Boeing Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 1, 2002
(March 4, 2002 as to Note 9)

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except stated value and par value)                                      2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                            $         400.2     $         48.6
    Financing receivables:
      Financing leases                                                                           3,670.1            1,670.7
      Notes receivable                                                                           2,117.9            1,368.7
                                                                                         --------------------------------------
                                                                                                 5,788.0            3,039.4
      Allowance for losses on financing receivables                                               (139.5)            (136.4)
                                                                                         --------------------------------------
                                                                                                 5,648.5            2,903.0
    Equipment under operating leases, net                                                        2,786.0            2,151.0
    Equipment held for sale or re-lease                                                            418.5              101.2
    Accounts due from Boeing and BCSC                                                              139.5              215.8
    Other assets                                                                                   430.3              236.3
                                                                                         --------------------------------------
                                                                                         $       9,823.0     $      5,655.9
                                                                                         ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Liabilities:
      Accounts payable and accrued expenses                                              $         129.4     $         62.5
      Other liabilities                                                                            220.2              135.0
      Deferred income taxes                                                                        807.5              468.8
      Debt:
        Senior                                                                                   7,271.3            4,288.3
        Subordinated                                                                                24.1               29.2
                                                                                         --------------------------------------
                                                                                                 8,452.5            4,983.8
                                                                                         --------------------------------------

    Commitments and contingencies - Note 11

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
         Series A; $5,000 stated value; authorized, issued and
         outstanding 10,000 shares                                                                  50.0               50.0
      Common stock - $100 par value; authorized 100,000 shares;
         issued and outstanding 50,000 shares                                                        5.0                5.0
      Capital in excess of par value                                                               803.8              234.5
      Accumulated other comprehensive loss, net of tax                                             (19.1)               -
      Income retained for growth                                                                   530.8              382.6
                                                                                         --------------------------------------
                                                                                                 1,370.5              672.1
                                                                                         --------------------------------------
                                                                                         $       9,823.0    $       5,655.9
                                                                                         ======================================

See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income, Comprehensive Income and Income Retained for Growth

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                           2001              2000                1999
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Financing lease income                                                  $      247.6      $      144.1       $      114.9
   Interest income on notes receivable                                            142.2             110.2               52.3
   Operating lease income, net of depreciation expense of
$150.5, $97.5 and $72.0 in 2001, 2000 and 1999,
      respectively                                                                193.3             135.4               64.2
   Net gain on disposal                                                            34.0              31.5               51.7
   Other                                                                           46.0              26.7                2.1
                                                                           ------------------------------------------------------
                                                                                  663.1             447.9              285.2
                                                                           ------------------------------------------------------

EXPENSES
   Interest expense                                                               321.5             229.2              130.0
   Provision for losses                                                            36.3              10.2                7.4
   Operating expenses                                                              47.3              34.2               13.8
   Other                                                                           19.8               6.4                7.3
                                                                           ------------------------------------------------------
                                                                                  424.9             280.0              158.5
                                                                           ------------------------------------------------------
Income before provision for income taxes                                          238.2             167.9              126.7
Provision for income taxes                                                         86.5              60.7               48.5
                                                                           ------------------------------------------------------
Net income                                                                        151.7             107.2               78.2

Other comprehensive loss, before tax:
   Cumulative effect of accounting change                                          (9.2)              -                  -
   Net unrealized loss on derivative instruments                                   (0.6)              -                  -
   Net unrealized loss on investments                                             (20.0)              -                  -
                                                                           ------------------------------------------------------
Total other comprehensive loss, before tax                                        (29.8)              -                  -
Income tax benefit related to items of other comprehensive loss                    10.7               -                  -
                                                                           ------------------------------------------------------
Total other comprehensive loss, net of tax                                        (19.1)              -                  -
                                                                           ------------------------------------------------------
Comprehensive income                                                       $      132.6      $      107.2       $       78.2
                                                                           ======================================================

Income retained for growth at beginning of year                            $      382.6      $      278.9       $      236.2
Net income                                                                        151.7             107.2               78.2
Dividends                                                                          (3.5)             (3.5)             (35.5)
                                                                           ------------------------------------------------------
Income retained for growth at end of year                                  $      530.8      $      382.6       $      278.9
                                                                           ======================================================


See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                             2001             2000               1999
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                               $      151.7     $      107.2       $       78.2
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation expense - equipment under operating
              leases                                                                150.5             97.5               72.0
         Net gain on disposal                                                       (34.0)           (31.5)             (51.7)
         Provision for losses                                                        36.3             10.2                7.4
         Gain on derivative instruments                                              (3.2)             -                  -
         Deferred executive compensation                                              3.0              -                  -
         Deferred income taxes                                                      205.9             41.3               44.2
         Change in assets and liabilities:
             Deferred initial direct cost on notes and leases                       (16.1)            (1.5)              (1.0)
             Accrued interest on notes                                              (21.7)           (13.0)              (1.6)
             Deferred debt costs                                                    (18.7)            (6.1)              (0.9)
             Accounts with Boeing and BCSC                                           76.3           (197.9)              (9.3)
             Other assets                                                          (194.0)          (136.5)             (58.8)
             Accounts payable and accrued expenses                                   66.9             22.6                2.9
             Other liabilities                                                       85.2              8.0               11.7
         Other, net                                                                  (0.9)           (24.6)               -
                                                                             ---------------------------------------------------
                                                                                    487.2           (124.3)              93.1
                                                                             ---------------------------------------------------

INVESTING ACTIVITIES
    Net change in short-term notes                                                    8.9           (213.3)             (20.6)
    Purchase of net assets from Boeing                                             (811.5)        (1,261.9)               -
    Purchase of equipment for operating leases                                     (895.9)          (897.1)             (96.8)
    Proceeds from disposition of equipment and leases receivable                    153.5            164.6              211.5
    Collection of notes and leases receivable                                       893.8            870.0              343.1
    Origination of notes and leases receivable                                   (2,633.2)          (815.3)            (576.5)
                                                                             ---------------------------------------------------
                                                                                 (3,284.4)        (2,153.0)            (139.3)
                                                                             ---------------------------------------------------

FINANCING ACTIVITIES
    Debt:
       Net change in commercial paper and short-term bank debt                     (609.4)           381.9               34.3
       Intercompany issuance for purchase of net assets from
         Boeing                                                                     395.6          1,261.9                -
       Proceeds from issuance of debt                                             3,915.6          2,102.4              437.0
       Repayment of debt                                                           (740.7)        (1,538.7)            (383.0)
    Payment of cash dividends                                                        (3.5)            (3.5)             (35.5)
    Capital contributions from Boeing                                               191.2             95.0                -
                                                                             ---------------------------------------------------
                                                                                  3,148.8          2,299.0               52.8
                                                                             ---------------------------------------------------
Net increase in cash and cash equivalents                                           351.6             21.7                6.6
Cash and cash equivalents at beginning of year                                       48.6             26.9               20.3
                                                                             ---------------------------------------------------
Cash and cash equivalents at end of year                                     $      400.2     $       48.6       $       26.9
                                                                             ===================================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                    2001                     2000
--------------------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of financing assets, net of non-recourse
        financing (See Note 3)                                                  $         (410.6)      $          (170.0)
                                                                               =================================================
      Acquisition of accounts payable (See Note 3)                              $            -         $             1.4
                                                                               =================================================
      Acquisition of intercompany payables (See Note 3)                         $            -         $            60.1
                                                                               =================================================
      Acquisition of debt (See Note 3)                                          $           35.5       $            58.4
                                                                               =================================================
      Capital contributions from Boeing                                         $          375.1       $            50.1
                                                                               =================================================

There were no non-cash investing and financing activities for the year ended December 31, 1999.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                    2001                     2000
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE FOR PURCHASE OF
    NET ASSETS FROM BOEING:
      Financing assets                                                          $         (942.6)      $        (1,312.2)
      Allowance for losses on financing receivables                                          3.3                    77.9
      Accounts due from Boeing and BCSC                                                    (15.7)                  (75.4)
      Other liabilities                                                                      -                      30.5
      Deferred income taxes                                                                143.5                    17.3
                                                                               -------------------------------------------------
         Purchase of net assets from Boeing                                     $         (811.5)      $        (1,261.9)
                                                                               =================================================

There were no purchases of net assets from Boeing for the year ended December 31, 1999.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 1 - Organization and Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (the "Company") is a wholly owned subsidiary of Boeing Capital Services Corporation ("BCSC"), which is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two principal financial reporting segments: Aircraft Financial Services (formerly commercial aircraft financing) and Commercial Financial Services (formerly commercial finance). The Company's strategy is to generate and participate in finance transactions in which the Company's structuring and analysis can provide satisfactory returns on its invested capital and to assist in arranging financing for Boeing's customers.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change as more information becomes available, which could impact the amounts reported and disclosed herein.

Cash Equivalents The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 and 2000 were $396.8 million and $20.0 million, respectively. At December 31, 2001 and 2000, the Company has classified as other assets restricted cash deposited with banks in interest bearing accounts of $25.6 million and $18.6 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

Direct Finance Leases At lease commencement, the Company records the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred initial direct costs and unearned income. Income is recognized over the life of the lease so as to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

Leveraged Leases Leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest ("net rental receivables"). The difference of (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

Notes Receivable At note commencement, the Company records the note receivable and unamortized discounts. Interest income is accrued and related discounts are amortized at a constant rate over the related term of the loan. Impaired loans are loans that the Company estimates it will not be able to collect all amounts due according to the contractual terms of the loan agreement, excluding insignificant delays and shortfalls. A specific impairment allowance is recorded for collateral dependent loans based on the difference between the estimated net fair value of the collateral and the carrying value of the loan.

Equipment Under Operating Leases Equipment leased under operating leases is recorded at cost and depreciated over the lease term to an estimated residual or salvage value, on a straight-line basis. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease.

Equipment Held for Sale or Re-lease Collateral repossessed in satisfaction of a receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell and transferred to equipment held for sale or release. Equipment held for sale is subsequently carried at the lower of cost or estimated fair value less costs to sell. Fair value for equipment held for sale is determined by using both internal and external equipment valuations, including information developed from the sale of similar equipment in the secondary market. The Company reviews equipment held for sale for impairment when events or circumstance indicate that the carrying amount of these assets may not be recoverable. When impairment is indicated for an asset, the amount of the impairment loss is the excess of net book value over fair value.

Impairment Review for Equipment Under Operating Leases, Held for Sale or Re-lease The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life is less than the book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

Available-for-Sale Securities The Company holds certain investments that are treated as "available-for-sale" securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as other assets, at their quoted market values. Unrealized gains and losses are reported in accumulated other comprehensive income/loss. Realized gains and losses are included in other income.

Held-to-Maturity Securities Held-to-maturity securities, classified as other assets, include mandatorily redeemable preferred airline stock, enhanced equipment trust certificates ("EETC's"), equipment trust certificates ("ETC's") and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Declines in the fair value of individual held-to-maturity securities below carrying value that are other than temporary result in write-downs through earnings to fair value as a new cost basis.

Other Investments Partnership and joint venture interests in which the Company does not have a controlling interest or a majority ownership are generally recorded using the equity method of accounting.

Nonaccrual Receivables Income recognition is generally suspended for leases, loans and other financing receivables at the date when a full recovery of income and principal becomes doubtful in the opinion of the Company. Income recognition is resumed when the loan, lease or other financing receivables becomes contractually current and performance is demonstrated to be resumed.

Allowance for Losses on Financing Receivables The allowance for losses is available to absorb losses on notes receivable and financing leases and is not provided for equipment held for sale or re-lease, equipment under operating leases and residuals. The provision for losses results in a charge to operating income and increases the allowance for losses to the level the Company estimates is adequate considering delinquencies, loss experience, collateral and guarantees. Other factors considered include risk of individual credits, economic and political conditions, prior loss experience and results of periodic credit reviews. Amounts are either written off or written down when a loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. See "Impacts of the September 11, 2001 Terrorist Attacks" in Note 2 for further discussion of the allowance for losses on financing receivables.

Derivative Financial Instruments As more fully described in Note 10, the Company uses derivative financial instruments as part of its interest risk management policy. The derivative instruments used include interest rate swaps, which are subject to hedge accounting determination. Swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading or speculative purposes.

Investment Valuation The Company records certain investment securities at fair market value based on either quoted market prices or discounted cash flow analysis. Also, the Company records its interest rate swaps at fair market value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models.

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

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. Under an informal arrangement, the current provision for state income taxes based on an agreed upon rate is paid to Boeing, and the state income tax deferred asset or liability is carried on Boeing's financial statements.

Reclassifications Certain reclassifications have been made to the prior years financial statements to conform to the 2001 presentation.

Recent Accounting Pronouncements Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that all derivative financial instruments, such as interest rate swap contracts and other derivative contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholder's equity (as a component of other comprehensive income/loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows. See Note 10 for additional discussion on the Company's derivative financial instruments.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 (of the same title). SFAS No. 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires disclosures relating to securitization transactions and collateral, but it carries over most of SFAS No. 125 provisions. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date. The Company will adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized by the Company as of January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 will become effective for the Company on January 1, 2003and SFAS No. 144 was effective January 1, 2002. The Company does not expect the adoption of SFAS No. 143 and No. 144 to have a material impact on its consolidated financial position or results of operations.

Note 2 - Impacts of the September 11, 2001 Terrorist Attacks

The terrorist attacks of September 11, 2001 have had a significant negative impact on U.S. and world economies that had been in a downturn at the time of the attacks. In particular, the airline industry has been materially and adversely impacted, especially the U.S. airlines and foreign airlines flying routes to the U.S. Airlines have cut back their routes and frequencies of flights to deal with the reduction in air traffic. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits of European and Asian airlines also declined. Recent trends indicate that air travel growth and airline revenue will gradually return to pre-September 11, 2001 levels. As this happens, the Company expects airlines to slowly expand their routes and frequencies of flights and return to profitability.

Following the September 11, 2001 attacks, the Company initially received a number of requests of both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Following the initial round of requests after September 11, 2001, the Company has received some additional requests although at a reduced amount and rate of request. Furthermore, some of the requests have been denied, withdrawn or substantially reduced by the requestor. Restructurings, including those discussed in "Restructuring Requests" in Note 11 and restructurings still being received and discussed, are not expected to materially impact the Company's future earnings, cash flows or financial position.

Subsequent to September 11, 2001, the Company has not experienced a significant increase in airline delinquencies or defaults. In assessing the adequacy of the Company's allowance for losses of financing receivables, values of aircraft securing such receivables were reviewed. Historically, airline values have recovered to normal levels after significant events such as the Gulf War or severe economic recessions. In determining impacts on the aircraft values, the Company estimated which aircraft types would likely be permanently retired from active fleets and which types would remain active as passenger or freighter aircraft to estimate which aircraft would suffer a permanent decline in value. Aircraft in the former category are generally estimated to be older and Stage 2 aircraft and represent approximately 4.8% of total Aircraft Financial Services portfolio at December 31, 2001. The Company believes that underlying residual values of such aircraft are fully recoverable upon sale, re-lease or scrapping. Aircraft types estimated to remain active as passenger or freighter aircraft were deemed to have no permanent diminution in value. Aircraft scheduled to come off lease in the near term were reviewed individually to estimate their current value.

In assessing the adequacy of the allowance for losses on financing receivables, the Company took into consideration, among other things, the following major factors in relation to aircraft receivables: the credit quality and payment history of its obligors, the values of the aircraft collateralizing such receivables, guarantees from Boeing or other substantive third parties of the receivables or value of the collateral, prior write-off experience and the general state of the airline industry.

Residual values of the aircraft in the portfolio expected to be realized at the end of the lease term were also reviewed and were determined to be realizable based on current valuations and estimated yearly reductions in the value based on historical amortization factors. Residual realizations of aircraft sold (at end of lease term or during lease term) as a percent of net asset values were 206%, 120% and 212% for the years ended December 31, 2001, 2000 and 1999, respectively.

The effects of the September 11, 2001 terrorist attacks have not had, and the Company believes they are not likely to have, a material adverse impact on the Company's earnings, cash flows or financial position. However, no assurance can be given that such impact will not become material if the economy and the airlines do not recover as the Company presently expects, resulting in significant defaults, repossessions or restructurings at a time when aircraft values or lease rates are significantly lower than currently estimated by the Company. In addition, if the economy and the airlines fail to recover as expected, the Company may find it more difficult to sell or re-lease previously leased aircraft or aircraft that come off lease or are returned prior to lease termination and may be required to hold such aircraft for an extended time. Diminished availability or increased cost of sufficient insurance could cause aircraft to be grounded, or increase risk, if allowed to fly.

Given the potential impacts of the September 11, 2001 terrorist attacks and the additional risks inherent in the airline industry in the third and fourth quarter of 2001, the Company and Boeing elected to reduce the Company's debt leverage (ratio of debt-to-equity) through additional equity contributions from Boeing. These contributions reduced the Company's debt-to-equity ratio from 6.0 to 1 at June 30, 2001 to 5.3 to 1 at December 31, 2001.

The Company will continue to monitor the impacts of the September 11, 2001 terrorist attacks and will record and disclose the nature of any such costs when they can be reasonably estimated, in accordance with Issue No. 01-10 of the Emerging Issues Task Force, "Accounting for the Impact of Terrorist Attacks of September 11, 2001."

Note 3 - Relationship With Boeing, McDonnell Douglas Corporation and BCSC and Impact of Boeing's Customer Financing Consolidation

During 1999, Boeing announced its decision to consolidate its customer financing under one group. Boeing's press release explained that "Boeing Capital Corporation will continue as a wholly owned subsidiary of The Boeing Company, but will now integrate the existing financial services activities supporting commercial aircraft, military aircraft and missiles, and space and communication markets."

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

On April 9, 2001, the Company acquired a portfolio of aircraft that were previously operated by Trans World Airlines, Inc. ("TWA") from Boeing and entered into amended and restated leases with American or a subsidiary of American (whose obligations are guaranteed by American), for 51 aircraft, consisting of 34 MD-80, two B-757 and 15 B-717 aircraft. These acquired assets were recorded at $859.5 million, which is net of non-recourse financing of $425.0 million. This non-recourse financing was repaid on May 24, 2001 from proceeds received on that day from the issuance by American of $1,319.6 million of Enhanced Equipment Trust Certificates ("EETC's"), which is also non-recourse to the Company. Of the proceeds of such issuance, $634.8 million related to the 32 aircraft in which the Company has an interest and the proceeds thereof were used by the Company to pay off the original non-recourse financing and the remainder was applied to general corporate purposes. Additionally, the Company recorded $143.5 million in deferred taxes in conjunction with this acquisition. This transfer was not accounted for as new business volume. After giving effect to this acquisition, American became the Company's largest customer, accounting for 11.5% and 2.2% of the total Company portfolio at December 31, 2001 and 2000, respectively. The Company has received long-term rental guarantees from Boeing on certain of these shorter-term leases to ensure that the leases meet the Company's minimum investment requirements. These guarantees represent 6.8% of the total Company portfolio as of December 31, 2001.

In September 2001, the Company acquired certain tangible assets of Boeing and certain subsidiaries of Boeing in the amount of $102.3 million through an equity contribution. $86.7 million of this transfer was accounted for as new business volume.

On December 1, 2001, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing in the net amount of $340.3 million. The Company received an equity contribution of $272.8 million from Boeing, and paid the remaining purchase price of $67.5 million in cash. $272.8 million of this transfer was accounted for as new business volume.

On October 18, 2001, Boeing announced that it was evaluating a range of alternatives with respect to its B-717 commercial aircraft program, including stopping production. Subsequently, on December 13, 2001, Boeing announced it had decided to continue production of the B-717 aircraft but at a lower production rate. On January 16, 2002, American announced that it would retire (and return to the lessors) its fleet of B-717 aircraft by June 2002. Taking into account certain long-term rental guarantees from Boeing in favor of the Company covering the 24 B-717 aircraft the Company presently leases to American, the Company does not expect that the return of these aircraft to the Company by American will have a material adverse effect on the earnings, cash flows or financial position of the Company.

Boeing and BCSC had unfunded aircraft financing commitments of $6,490.3 million at December 31, 2001. The Company may ultimately fund a portion of such commitments, subject to approval on a transaction by transaction basis by the Company's investment committee, which may require credit enhancements from Boeing or other parties or satisfaction of other conditions to meet the Company's investment requirements.

An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between the Company, BCSC and Boeing relating to the purchase and sale of commercial aircraft receivables, the leasing of commercial aircraft, the remarketing of such aircraft returned to or repossessed by the Company under leases or secured loans and the allocation of federal income taxes between the companies. The Operating Agreement between the Company, BCSC and Boeing was executed on September 13, 2000 and replaces the previous operating agreement between the Company and McDonnell Douglas Corporation ("McDonnell Douglas"), a wholly owned subsidiary of Boeing. The Operating Agreement was filed with the SEC on Form 8-K, dated September 13, 2000.

The Company and Boeing presently file a consolidated federal income tax return with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses that may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments. Furthermore, the Company and McDonnell Douglas have been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This arrangement continues with Boeing. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurances that this (and other) intercompany arrangements will not change from time to time.

Note 4 - Investment in Financing Receivables

The investment in financing receivables at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                        2001               2000
---------------------------------------------------------------------------------------------------------------------------
Investment in financing leases:
   Direct finance leases                                                               $      3,498.7     $    1,645.8
   Leveraged leases                                                                             171.4             24.9
                                                                                       ------------------------------------
                                                                                              3,670.1          1,670.7
Notes receivable                                                                              2,117.9          1,368.7
                                                                                       ------------------------------------
Total investment in financing leases and notes receivable                                     5,788.0          3,039.4
Less allowance for losses                                                                      (139.5)          (136.4)
                                                                                       ------------------------------------
                                                                                       $      5,648.5     $    2,903.0
                                                                                       ====================================

The investment in direct finance leases at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                        2001               2000
---------------------------------------------------------------------------------------------------------------------------
Minimum lease payments                                                                 $    5,298.7       $    2,062.3
Estimated residual value of leased assets                                                   1,001.1              532.0
Unearned income and deferred initial direct cost                                           (2,801.1)            (923.6)
                                                                                       ------------------------------------
                                                                                       $    3,498.7       $    1,670.7
                                                                                       ====================================

Financing lease receivables of $282.3 million at December 31, 2001 relate to commercial aircraft leased by the Company under capital lease obligations.

Under a financing lease agreement, the Company leases a DC-10-30 aircraft to McDonnell Douglas. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 2001 and 2000, the carrying amount of this aircraft was $17.5 million and $21.5 million, respectively.

The net investment in leveraged leases at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                        2001               2000
---------------------------------------------------------------------------------------------------------------------------
Minimum lease payments                                                                 $    1,273.6       $        -
Less principal and interest payable on non-recourse debt                                     (597.0)               -
                                                                                       ------------------------------------
Net rental receivables                                                                        676.6                -
Estimated residual value                                                                       56.0                -
Unearned income and deferred initial direct cost                                             (561.2)               -
                                                                                       ------------------------------------
Investment in leveraged lease                                                                 171.4                -
Less deferred taxes from leveraged leases                                                    (167.5)               -
                                                                                       ------------------------------------
                                                                                       $        3.9       $        -
                                                                                       ====================================

The components of income from leveraged leases, after the effects of interest on non-recourse debt and other related expenses for the years ended December 31 were as follows:

----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                        2001              2000              1999
----------------------------------------------------------------------------------------------------------------------------
Lease income                                                            $       34.7      $        -              $ -
Less income tax expense                                                        (12.9)              -                -
                                                                        ----------------------------------------------------
                                                                        $       21.8      $        -              $ -
                                                                        ====================================================

The investment in notes receivable at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                        2001               2000
---------------------------------------------------------------------------------------------------------------------------
Principal                                                                              $    2,096.3       $    1,352.8
Accrued interest                                                                               26.8               19.6
Unamortized discount and deferred initial direct cost                                          (5.2)              (3.7)
                                                                                       ------------------------------------
                                                                                       $    2,117.9       $    1,368.7
                                                                                       ====================================

During 2001, the Company entered into a notes receivable agreement with Boeing for a Boeing Business Jet. This note requires monthly interest payments of approximately $0.1 million through November 2003. At December 31, 2001, the carrying amount of this note was $24.9 million.

Aggregate installments of minimum lease payments and principal payments on notes receivable at December 31, 2001 are contractually due or anticipated during each of the years ending December 31, 2002 to 2006 and thereafter as follows:

------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                 2002              2003          2004          2005         2006      Thereafter
------------------------------------------------------------------------------------------------------------------------
Financing leases:
   Direct finance leases          $    1,097.5     $      378.9   $      360.8  $     346.4  $      307.9      2,807.2
   Leveraged leases                       68.0             67.3           67.3         67.3          67.3        936.4
Notes receivable                         257.2            210.2          201.5        261.5         247.1        918.8
                                  --------------------------------------------------------------------------------------
                                  $    1,422.7     $      656.4   $      629.6  $     675.2  $      622.3      4,662.4
                                  ======================================================================================

Included in financing receivables was $419.5 million and $501.7 million at December 31, 2001 and 2000, respectively, of investment in unincorporated entities which are engaged in finance leasing.

Note 5 - Allowance for Losses on Financing Receivables

Allowance for losses on financing receivables were as follows for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                           2001            2000          1999
-----------------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning of year         $     136.4     $      60.7   $      62.1
Provision for losses                                                              36.3            10.2           7.4
Write-offs, net of recoveries                                                    (36.5)          (12.4)         (8.8)
Allowance acquired from Boeing                                                     3.3            77.9           -
                                                                           --------------------------------------------
Allowance for losses on financing receivables at end of year               $     139.5     $     136.4   $      60.7
                                                                           ============================================

At December 31, 2001, the carrying amount of impaired loans was $192.0 million. Impaired loans are loans that the Company estimates it will not be able to collect all amounts due according to the contractual terms of the loan agreement, excluding insignificant delays and shortfalls. A specific impairment allowance for losses of $7.7 million was allocated for $52.0 million of impaired loans. A specific impairment allowance is recorded for collateral dependent loans based on the difference between the estimated net fair value of the collateral and the carrying value of the loan. As a result, 5.5% of the Company's allowance for losses on financing receivables was allocated to specific reserves. The remaining $131.8 million (94.5% of the allowance for losses on financing receivables) is designated for general purposes and represents the Company's best estimate of inherent losses in the remaining financing receivables considering delinquencies, loss experience, collateral and guarantees. As of December 31, 2001, the Company had $1,441.8 million of guarantees with respect to its Aircraft Financial Services portfolio relating to transactions with a carrying amount of $3,062.9 million (50.2% of Aircraft Financial Services portfolio). At December 31, 2000, the carrying amount of impaired loans was $126.8 million. The specific impairment allowance for losses at December 31, 2000 was $8.6 million for $10.4 million of impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on financing receivables.

The average recorded investment in impaired loans was $154.9 million in 2001 and $66.1 million in 2000. The amount of interest income recognized on impaired loans was $6.8 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively. The amount of interest recognized on a cash basis method of accounting during the period that these loans were impaired amounted to $3.7 million in 2001 and $0.8 million in 2000.

Note 6 - Equipment Under Operating Leases

Equipment under operating leases consisted of the following at December 31:

----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                          2001              2000
----------------------------------------------------------------------------------------------------------------------------
Commercial aircraft                                                                      $    2,337.9       $     1,950.8
Executive aircraft                                                                              595.6               332.1
Machine tools and production equipment                                                           80.6                79.8
Marine vessels                                                                                   64.3                 1.0
Containers and chassis                                                                           30.0                20.0
Highway vehicles                                                                                 26.7                29.3
Other                                                                                             9.9                28.0
                                                                                         -----------------------------------
                                                                                              3,145.0             2,441.0
Accumulated depreciation                                                                       (359.0)             (290.0)
                                                                                         -----------------------------------
                                                                                         $    2,786.0       $     2,151.0
                                                                                         ===================================

At December 31, 2001, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 2002, $434.9 million; 2003, $362.3 million; 2004, $273.3 million; 2005, $239.9 million; 2006, $203.5 million; 2007 and thereafter, $745.9 million.

At December 31, 2001, equipment under operating leases of $52.6 million was assigned as collateral to senior debt. Equipment under operating leases of $155.3 million at December 31, 2001 relates to commercial aircraft leased by the Company under capital lease obligations.

Included in equipment under operating leases was $32.8 million and $17.9 million at December 31, 2001 and 2000, respectively, of investment in unincorporated entities which are engaged in equipment leasing.

Note 7 - Investments in Securities

Investments deemed available-for-sale was $9.2 million and $53.9 million at December 31, 2001 and 2000, respectively. Investments in securities deemed held-to-maturity and recorded at amortized cost was $157.7 million and $113.0 million at December 31, 2001 and 2000, respectively. Investments are a component of other assets.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments.

Investments at December 31, 2001 and 2000 consisted of the following:

----------------------------------------------------------------------------------------------------------------
                                                           Gross                 Gross
                                     Amortized        Unrealized Gain       Unrealized Loss         Estimated
(Dollars in millions)                  Cost                                                         Fair Value
----------------------------------------------------------------------------------------------------------------
2001
Available-for-Sale:
   Equity                       $       4.9       $           -         $         (0.3)       $          4.6
   Debt                                 4.2                 0.4                    -                     4.6
Held-to-Maturity:
   Debt                               157.7 (1)             -                    (47.8)                109.9
                                --------------------------------------------------------------------------------
                                $     166.8       $         0.4         $        (48.1)       $        119.1
                                ================================================================================

2000
Available-for-Sale:
   Debt                         $      53.9       $          -          $          -          $         53.9
Held-to-Maturity:
   Debt                               113.0                  -                     -                   113.0
                                --------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------
                                $     166.9       $          -          $          -          $        166.9
                                ================================================================================

(1) All investments are current per the payment terms. Of the $157.7 million, the Company has $77.4 million in guarantees from Boeing.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20.0 million of unrealized loss recorded as a component of accumulated other comprehensive loss.

In addition, the Company held securities of $1.2 million and $3.1 million at December 31, 2001 and 2000, respectively, which were recorded in other assets at a cost basis that approximated the fair value of those investments.

Maturities of investment during the years ending December 31 are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                            Held-to-Maturity
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                            Amortized Cost          Fair Value
-------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                                         $          -         $          -
Due from one to five years                                                                 3.1                  1.5
Due from six to ten years                                                                  -                    -
Due after 11 years                                                                       154.6                108.4
                                                                                -----------------------------------------
                                                                                $        157.7       $        109.9
                                                                                =========================================

Note 8 - Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       2001               2000               1999
-----------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                            $     (126.9)       $       13.0      $       (3.2)
   State                                                                       7.5                 6.4               7.5
                                                                      -------------------------------------------------------
                                                                            (119.4)               19.4               4.3
Deferred:
   Federal                                                                   205.9                41.3              44.2
                                                                      -------------------------------------------------------
                                                                      $       86.5        $       60.7      $       48.5
                                                                      =======================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                          2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for losses                                                                  $         59.9      $        101.8
   Other                                                                                           18.8                11.2
                                                                                         ------------------------------------
                                                                                                   78.7               113.0
                                                                                         ------------------------------------
Deferred tax liabilities:
   Leased assets                                                                                 (891.7)             (574.3)
   Other                                                                                           (5.2)               (7.5)
                                                                                         ------------------------------------
                                                                                                 (896.9)             (581.8)
                                                                                         ------------------------------------
                                                                                                 (818.2)             (468.8)
Deferred tax equity adjustments                                                                    10.7                 -
                                                                                         ------------------------------------
Net deferred tax liability                                                               $       (807.5)     $       (468.8)
                                                                                         ====================================

Deferred tax in 2001 includes $143.5 million in deferred taxes acquired in the April 9, 2001 portfolio acquisition as discussed in Note 3.

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                          2001                     2000                    1999
-----------------------------------------------------------------------------------------------------------------------------
Tax computed at federal statutory rate                 $   83.5      35.0 %      $ 58.8     35.0 %      $ 44.3      35.0 %
State income taxes, net of federal tax benefit              4.9       2.1           4.1      2.5           4.9       3.8
Foreign sales corporation benefit                          (1.7)     (0.7)         (1.9)    (1.1)         (0.3)     (0.2)
Effect of investment tax credits                           (0.2)     (0.1)         (0.3)    (0.2)         (0.4)     (0.3)
                                                       ----------------------------------------------------------------------
                                                       $   86.5      36.3 %      $ 60.7     36.2 %      $ 48.5      38.3 %
                                                       ======================================================================

The Company is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1996 through 1997. The results of the examination for the years 1993 through 1995 are in administrative appeal. The outcome of the IRS audit is not expected to have a material effect on the Company's financial condition, cash flows or results of operations.

The Company paid income tax payments to or had (receipts) from Boeing of ($198.5) million, $10.7 million and $8.9 million in 2001, 2000 and 1999, respectively. The Company paid income tax payments to other federal and state tax agencies of $3.6 million, $2.5 million and $1.3 million in 2001, 2000 and 1999, respectively.

Note 9 - Indebtedness

Debt consisted of the following at December 31:

----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                    2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Senior debt:
   Commercial paper                                                               $            43.5     $            652.9
   Variable rate (three-month LIBOR plus 0.09%) note due 2002                                 499.6                  499.0
   5.65% note due 2006                                                                      1,002.9                    -
   5.75% note due 2007                                                                        737.2                    -
   6.1% note due 2011                                                                         754.2                    -
   6.5% note due 2012                                                                         725.0                    -
   7.10% note due 2005                                                                        498.6                  498.1
   7.375% note due 2010                                                                       519.4                  497.1
   Variable rate (one-month LIBOR plus 1.1%) note due 2012                                     45.3                   46.5
   9.36% - 9.38% Secured notes due through 2001                                                 -                      2.0
   13.84% - 14.28% Secured notes due through 2003,
      including a premium based on an imputed interest rate of 6.10%                           14.2                   20.0
   6.0% - 8.25% Retail medium-term notes due through 2011                                       -                      6.6
   1.9% - 7.64% Medium-term notes due through 2017                                          2,039.2                1,699.1
   9.9% Secured notes due through 2010                                                          -                     53.8
   Capital lease obligations due through 2008                                                 392.2                  313.2
                                                                                  ------------------------------------------
                                                                                            7,271.3                4,288.3
Subordinated debt:
   8.31% medium-term note due 2004                                                             20.0                   20.0
   6.41% medium-term note due 2001                                                              -                      5.0
   Variable rate note due 2012 (one-month LIBOR plus 2.46%)                                     4.1                    4.2
                                                                                  ------------------------------------------
                                                                                               24.1                   29.2
                                                                                  ------------------------------------------
                                                                                  $         7,295.4     $          4,317.5
                                                                                  ==========================================

At December 31, 2001 and 2000, borrowings under commercial paper, totaling $43.5 million and $652.9 million, respectively, were supported by available unused commitments under Boeing's 364-day revolving credit line.

As of November 23, 2001, $2.0 billion of Boeing's 364-day revolving credit line was made exclusively available to the Company. At December 31, 2001, there were no amounts outstanding under this agreement.

At December 31, 2001, $14.2 million of senior debt was collateralized by equipment. This debt consists of the 13.84% to 14.28% notes due through 2003.

The following table includes data on commercial paper at December 31:

-----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                              2001               2000
-----------------------------------------------------------------------------------------------------------------
Weighted average interest rate at year end                                           2.90  %            6.54   %
Maximum amount outstanding at any month end                                 $        725.4      $      652.9
Average borrowings during the year                                          $        336.2      $      260.8
Weighted average interest rate for issuances during the year                         4.47  %            5.99   %

At December 31, 2001 and 2000, the Company had available approximately $60.0 million in uncommitted bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 2001 and 2000, the Company had no outstanding borrowings under these credit facilities.

On July 7, 1999, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2.5 billion of debt securities. This Registration Statement was further amended in the third quarter of 2000, increasing the amount to $2.64 billion. On September 27, 2000, the Company received proceeds from the issuance of $1.5 billion, in aggregate, of senior notes consisting of $500.0 million of variable rate notes due 2002 and $1.0 billion of fixed rate notes due 2005 and 2010, with interest rates of 7.10% and 7.375%. The remaining $1.14 billion was allocated to the Company's Series XI medium-term note program, which was issued in its entirety prior to December 31, 2001. At December 31, 2001, these medium-term notes had interest rates ranging from 1.90% to 6.68% and maturities ranging from one to seven years.

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities. As of December 31, 2001, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes at rates ranging from 5.65% to 6.50% and with maturities ranging from five to ten years. Effective October 31, 2001, $1.0 billion was allocated to the Company's Series XI medium-term note program. In March 2002, the Company issued $100.0 million of fixed rate medium-term notes due 2004 at an interest rate of 4.13% and $120.0 million of variable rate medium-term notes due 2005. After the above issuances, an aggregate amount of $1.53 billion remains available under this Registration Statement for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities. On March 4, 2002, the SEC declared such Registration Statement to be effective. No amounts have been allocated or issued under this latest public shelf registration. The Company plans to allocate $1.0 billion of this new public shelf registration to a new medium-term note program involving the sale of notes with a minimum denomination of $1,000.

Maturities of debt and capital lease obligations during the years ending December 31 are as follows:

---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                   Debt             Capital Leases
---------------------------------------------------------------------------------------------------------------------------
2002                                                                             $        800.6        $          58.7
2003                                                                                      807.8                  146.9
2004                                                                                      329.7                   54.2
2005                                                                                      658.5                   54.6
2006                                                                                    1,071.9                   66.2
2007 and thereafter                                                                     3,252.0                   64.5
                                                                                 ------------------------------------------
                                                                                        6,920.5                  445.1
Deferred debt expenses                                                                    (30.0)                   -
SFAS 133 adjustment                                                                        12.7                   10.9
Imputed interest                                                                            -                    (63.8)
                                                                                 ------------------------------------------
                                                                                 $      6,903.2        $         392.2
                                                                                 ==========================================

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At December 31, 2001, as well as during the year, the Company was in compliance with all its debt covenants.

Interest payments totaled $267.0 million, of which $1.8 million was paid to Boeing and BCSC, in 2001, $211.5 million, of which $52.6 million was paid to Boeing and BCSC, in 2000 and $129.8 million in 1999.

The Company uses interest rate swap agreements and interest exchange agreements to manage interest costs and risks associated with changing interest rates. The Company believes that these derivative instruments it holds present no market rate risk, as the interest rate swaps are matched with specific debt and capital lease obligations. At December 31, 2001, the Company had interest rate swap and interest exchange agreements outstanding as follows:

------------------------------------------------------------------------------------------------------------------------
Hedged Item (Hedged by)                               Contract       Notional
(Dollars in millions)                                 Maturity     Principal(1)     Receive Rate          Pay Rate
------------------------------------------------------------------------------------------------------------------------
Capital lease obligations (Swap)                    2006 - 2008      $  259.7(2)     Floating(3)       6.65% - 7.60%
Capital lease obligations (IEA)(4)                  2006 - 2008         259.7(2)    8.0% - 8.50%        Floating(3)
Firm Commitments (Forward Starting
   Swap)                                            2020 - 2021         289.7        Floating(3)       8.09% - 8.33%
Medium-term notes (Swap)                                2003            130.0        Floating(3)       4.07% - 5.99%
Senior notes (Swap)                                 2006 - 2012       1,800.0       5.65% - 7.38%       Floating(3)

(1)   Represents absolute value of notional principal.
(2) Represents interest rate swaps and interest exchange agreements that hedge the same underlying capital lease obligations.
(3)   Floating rates are based on LIBOR.
(4)   Interest Exchange Agreement

Note 10 - Derivative Financial Instruments

As adopted January 1, 2001, the Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company is exposed to a variety of market risks, including the effects of changes in interest rates. This exposure is managed, in part, with the use of derivatives. The Company does not trade in derivatives for speculative purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk. The Company generally does not require collateral or other security supporting derivative contracts with its counterparties. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.

Fair Value Hedges

For derivatives designated as hedges of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. The majority of the Company's fair value hedges are considered to be perfectly effective because they qualify for the "short cut method" under SFAS No. 133 and therefore, no net change in fair value will be recognized in income.

Interest rate swap contracts under which the Company agrees to pay variable rates of interest are generally designated as fair value hedges of fixed-rate debt obligations. The Company uses interest rate swaps to adjust the amount of total debt that is subject to fixed interest rates.

In addition, the Company entered into forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms were determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The forward-starting interest rate swap payments and the firmly committed lease payments commence in October 2002, however, the contracts fixing the terms of the forward-starting interest rate swaps were entered into during 2001. The cumulative change in fair value of the forward-starting swap is compared to that of the hedged portion of the lease commitment. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings as ineffectiveness.

For the year ended December 31, 2001, an amount of $0.2 million reduction to income was recognized in other income resulting from fair value hedge ineffectiveness. Also during 2001, $0.8 million of income related to the basis adjustment of certain terminated interest rate swaps was amortized to other income. During the next twelve months, the Company expects to amortize $1.0 million of income from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to other income.

Cash Flow Hedges

For derivatives designated as hedges of the exposure to variable cash flows of a forecasted transaction (referred to as cash flow hedges), the effective portion of the derivative's gain or loss is initially reported in shareholder's equity (as a component of accumulated other comprehensive income/loss) and subsequently amortized into earnings when the forecasted transaction affects earnings. All of the Company's cash flow hedges are considered to be perfectly effective because they qualify for the "short cut method" under SFAS No. 133, and therefore, no adjustments will be recognized in income. Cash flow hedges used by the Company include certain interest rate swap contracts.

Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as cash flow hedges of variable-rate debt obligations. The Company uses interest rate swaps to adjust the amount of total debt that is subject to variable interest rates.

At December 31, 2001, a net unrealized loss of $9.8 million ($6.3 million net of tax) was recorded in accumulated other comprehensive income/loss associated with the Company's cash flow hedging transactions for the year then ended. Of this amount, an unrealized loss of $9.2 million ($5.9 million net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

In 2001, $1.0 million of accumulated other comprehensive loss was amortized to other income related to interest rate swaps terminated during the year. During the next twelve months, the Company expects to amortize $0.8 million of expense from the amount recorded in accumulated other comprehensive income/loss to other income. In addition, those terminated swaps resulted in a $0.6 million loss to other income upon sale.

Derivative Financial Instruments Not Receiving Hedge Treatment

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. For the year ended December 31, 2001, the interest exchange agreements resulted in other income of $7.5 million and the related interest rate swaps resulted in other expense of $9.2 million. During 2001, $1.1 million loss from the accumulated other comprehensive income/loss and $3.9 million gain from the basis adjustment to underlying liabilities was amortized to other income. During the next twelve months, the Company expects to amortize to other income $1.7 million loss from the amount recorded in accumulated other comprehensive income/loss and $3.9 million gain from the basis adjustment to underlying liabilities.

The Company received a conversion option on notes and warrants in connection with certain financing transactions. At December 31, 2001, the conversion option on notes and warrants were reflected in other assets at their fair values of $12.3 million. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $19.9 million and are being amortized to other income. In addition, the Company amortized $1.7 million gain from the discount on notes receivable to other income. For the year ended December 31, 2001, the conversion feature of the convertible debt and warrants recorded in other assets had an increase in fair value, resulting in $1.6 million recorded in other income. Also, the Company recorded a $0.2 million loss on other warrants.

Note 11 - Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Restructuring Requests

The Company's fourth largest customer, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $378.7 million (4.4% of total Company portfolio) and $339.4 million (6.5% of total Company portfolio) at December 31, 2001 and 2000, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. The Company and VARIG have entered into a memorandum of understanding to restructure several existing leases. Certain leases will have their terms extended and rents reduced. Definitive documentation has been entered into for the sale and leaseback of several additional aircraft. Boeing has provided the Company with a first loss deficiency and partial lease rental guarantees covering $241.5 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

World Airways, Inc. ("World") accounted for $188.3 million (2.2% of total Company portfolio) and $166.1 million (3.2% of total Company portfolio) at December 31, 2001 and 2000, respectively. World has recently requested a reduction and deferral of lease payments on two MD-11 aircraft and one DC-10 aircraft leased from the Company. World is not current on its payments. The Company has preliminarily agreed to restructure the two MD-11 aircraft lease agreements. Boeing and McDonnell Douglas have provided the Company with first loss deficiency guarantees covering $76.8 million of the World obligations. Taking into account these guarantees, the Company does not expect the World transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

Following the September 11, 2001 attacks, the Company received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure their obligations to the Company. Except in the case of the two airlines discussed above, the only restructurings agreed to by the Company were relatively minor in nature and generally reduced near-term payments but extended the term of the underlying obligations. Such restructurings, as well as those presently being considered by the Company, are not expected to have a material adverse impact on the Company's earnings, cash flows or financial position.

Commitments

In addition to Boeing and BCSC's unfunded aircraft financing commitments discussed in Note 3, the Company had commitments to provide leasing and other financing totaling $1,568.7 million at December 31, 2001. The Company anticipates that not all of these commitments will be utilized.

In conjunction with prior asset dispositions and certain guarantees, the Company is subject to a maximum contingent liability of $121.9 million at December 31, 2001; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amount guaranteed by Boeing as discussed in Note 13. Contingent liabilities are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, related to such exposure are not expected to be significant to the Company.

The Company's headquarters is located in Renton, Washington, with a principal office located in Long Beach, California. Rent expense for all office leases under operating lease agreements was $2.2 million, $1.5 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated $9.8 million and are due as follows: less than one year, $2.2 million; one to three years, $4.4 million; four to five years, $2.7 million; and after five years, $0.5 million.

Note 12 - Capital in Excess of Par Value

The Company received capital contributions of $569.3 million and $145.1 million from Boeing during 2001 and 2000, respectively.

Note 13 - Transactions With Boeing, McDonnell Douglas and BCSC

Accounts with Boeing and BCSC consisted of the following at December 31:

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                      2001                     2000
---------------------------------------------------------------------------------------------------------------------------------
Notes receivable from Boeing and BCSC                                              $          59.3         $        173.5
Federal income tax receivable (payable)                                                       59.2                   (8.6)
State income tax payable                                                                      (5.0)                  (4.7)
Other receivables                                                                             26.0                   55.6
                                                                                   ----------------------------------------------
                                                                                   $         139.5         $        215.8
                                                                                   ==============================================

The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2001 or 2000.

The Company may borrow from BCSC, and BCSC and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, the Company had no borrowings outstanding at December 31, 2001 and 2000, respectively. BCSC had borrowings of $59.3 million and $11.7 million outstanding from the Company at December 31, 2001 and 2000, respectively.

At December 31, 2000, the Company had outstanding loans of $161.8 million from Boeing, which are included in the Notes receivable from Boeing and BCSC in the preceding table. These loans were paid off in April 2001, including all interest due, calculated with an interest rate of three-month LIBOR plus 0.875%, as of the funding date of each loan.

The Company purchased aircraft subject to existing leases and notes from Boeing and McDonnell Douglas in the amount of $1,727.1 million and $1,499.1 million during 2001 and 2000, respectively. There were no such aircraft purchases from Boeing or McDonnell Douglas in 1999. During 2001, 2000 and 1999, the Company recorded revenues from Boeing and McDonnell Douglas relating to financings aggregating $16.7 million, $7.8 million and $4.2 million, respectively.

During 2001, the Company entered into a purchase agreement with Boeing Commercial Airplanes for four B-767 aircraft and has agreed to make advance payments through 2003. The Company has a firm commitment from an airline to lease these aircraft under a long-term lease agreement. This commitment is included in the Company's total financing commitments as described in Note 11.

At December 31, 2001 and 2000, $1,240.8 million and $321.6 million, respectively, was guaranteed by Boeing for aircraft financing. At December 31, 2001 and 2000, $140.1 million and $221.3 million, respectively, was guaranteed by McDonnell Douglas for aircraft financing. At December 31, 2001 and 2000, $60.9 million and $64.1 million, respectively, was guaranteed by other unrelated third parties. In addition, the Company had guarantees on investments in other assets of $75.7 million from Boeing and $1.7 million from other entities. Fees related to these guarantees that were paid to Boeing and McDonnell Douglas totaled $2.6 million, $0.4 million and $0.6 million in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company collected $86.0 million, $2.0 million and $10.9 million, respectively, under these guarantees. Of the $86.0 million collected in 2001, $43.0 million was applied to income with the remaining amount applied to reduce the net asset value of related aircraft.

The Company's Series A Preferred Stock, owned entirely by BCSC, is redeemable at the Company's option at $5,000 per share, has no voting privileges and is entitled to cumulative semi-annual dividends of $175 per share. Such dividends have priority over cash dividends on the Company's common stock.

Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pretax and after-tax contributions. Executive compensation includes performance shares, options and other compensation programs. Boeing generally charges the Company with the actual costs of these plans attributable to the Company's employees, which are included with other Boeing charges for support services and reflected in operating expenses. Boeing charges for services provided during 2001, 2000 and 1999 totaled $5.3 million, $1.9 million and $0.8 million, respectively. Additionally, while the Company received no compensation in 2001, the Company was compensated by certain affiliates for a number of support services, which were netted against operating expenses and amounted to $0.1 million and $0.2 million in 2000 and 1999, respectively.

Note 14 - Fair Value of Financial Instruments

The following information is required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using market information and valuation methodologies. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Notes Receivable Fair values for variable rate notes that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of fixed rate notes are estimated using discounted cash flow analysis, with the use of interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

Indebtedness Carrying amounts of borrowings include prepaid and accrued interest and exclude netting of deferred debt costs. Carrying amounts of borrowings under the revolving credit agreements approximate their fair value. The fair values of debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analysis, which are based on current incremental borrowing rates for similar types of borrowing arrangements.

Financing Commitments and Guarantees Risks associated with changes in interest rates are minimized during the commitment term because the rates are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these commitments and guarantees are expected to equal the notional amounts.

Interest Rate Swaps and Other Derivative Instruments The fair values of the Company's interest rate swaps and other derivative instruments are based on quoted market prices of comparable instruments.

The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                            2001                                          2000
------------------------------------------------------------------------------------------------------------------------------------
                                                    Assets (Liabilities)                          Assets (Liabilities)
------------------------------------------------------------------------------------------------------------------------------------
                                           Notional     Carrying Amount                  Notional       Carrying
(Dollars in millions)                       Amount                        Fair Value      Amount         Amount        Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents           $       -      $       400.2    $      400.2  $      -      $       48.6    $       48.6
   Notes receivable                            -            2,117.9         2,194.3         -           1,368.7         1,455.5
   Interest rate swaps                       1,509.7            -              65.5         -              -                -
   Other derivative instruments                -                -              12.3         -              -                -
   Firm commitments                            -                -               3.0         -              -                -

LIABILITIES
   Debt:
      Senior, excluding capital
         lease obligations                     -           (6,979.0)       (7,066.0)        -          (4,029.3)       (4,166.9)
      Subordinated                             -              (24.9)          (27.3)        -             (30.2)          (32.5)
   Interest rate swaps                      (1,229.4)          -              (48.0)        -              -                -

OFF-BALANCE SHEET INSTRUMENTS
   Commitments to extend credit             (1,568.7)          -              -          (1,426.6)         -                -
   Interest rate swaps                           -             -              -             948.6          -               22.5
   Guarantees to the Company on
     portfolio assets                        1,441.8           -               -            758.3          -                -
   Guarantees to the Company on
     other assets                               77.4           -               -              1.7          -                -
   Guarantees from the Company                (121.9)          -              -            (103.3)         -                -

Note 15 - Segment Information and Concentration of Credit Risk

The following table includes the five largest customers at December 31, 2001, with their related balances at December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------------
                                                2001                                              2000
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)          Net Asset Value      % of Total Portfolio            Net Asset Value       % of Total Portfolio
-------------------------------------------------------------------------------------------------------------------------------
American                   $        987.4                   11.5%               $         115.7                   2.2%
United Airlines                     666.1                    7.8                          161.6                   3.1
AirTran Airlines                    605.1                    7.1                          128.1                   2.5
VARIG                               378.7                    4.4                          339.4                   6.5
Hawaiian Airlines                   330.3                    3.9                            -                     -
Other                             5,606.4                   65.3                        4,445.6                  85.7
                           ----------------------------------------------------------------------------------------------------
                           $      8,574.0                  100.0%               $       5,190.4                 100.0%
                           ====================================================================================================

A substantial portion of the Company's total portfolio is concentrated among a small number of the Company's largest Aircraft Financial Services customers. At December 31, 2001 and 2000, there were no significant concentrations by customer within the Commercial Financial Services portfolio.

In 2001, a single Aircraft Financial Services customer accounted for more than 10% of the Company's revenues. No other customer accounted for more than 10% of the Company's revenues in 2001. In 2000, no customer accounted for more than 10% of the Company's revenues.

The Company generally holds title to all leased assets and generally has a perfected security interest in the assets financed through note and loan arrangements.

Information about the Company's operations in its different financial reporting segments for the past three years ended December 31 is summarized as follows:

------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                          2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Aircraft Financial Services                                          $        457.3     $       270.4      $       156.1
    Commercial Financial Services                                                 191.3             172.7              128.5
    Other                                                                          14.5               4.8                0.6
                                                                         -----------------------------------------------------
                                                                         $        663.1     $        447.9     $       285.2
                                                                         =====================================================

Interest expense:
    Aircraft Financial Services                                          $        233.0     $       138.2      $        69.3
    Commercial Financial Services                                                  88.5              91.0               60.5
    Other                                                                           -                 -                  0.2
                                                                         -----------------------------------------------------
                                                                         $        321.5     $       229.2      $       130.0
                                                                         =====================================================

Income (loss) before provision for income taxes:
    Aircraft Financial Services                                          $        192.8     $       122.0      $        77.7
    Commercial Financial Services                                                  62.0              67.1               57.7
    Other                                                                         (16.6)            (21.2)              (8.7)
                                                                         -----------------------------------------------------
                                                                         $        238.2     $       167.9      $       126.7
                                                                         =====================================================

Identifiable assets at December 31:
    Aircraft Financial Services                                          $      7,002.2     $     3,508.6      $     1,502.5
    Commercial Financial Services                                               2,715.2           2,083.1            1,529.8
    Other                                                                         105.6              64.2               11.3
                                                                         -----------------------------------------------------
                                                                         $      9,823.0     $     5,655.9      $     3,043.6
                                                                         =====================================================

Portfolio at December 31:
    Aircraft Financial Services                                          $      6,101.6     $     3,319.8      $     1,410.8
    Commercial Financial Services                                               2,435.0           1,870.1            1,497.6
    Other                                                                          37.4               0.5                0.6
                                                                         -----------------------------------------------------
                                                                         $      8,574.0     $     5,190.4      $     2,909.0
                                                                         =====================================================

Revenues from financing of assets located outside the United States totaled $220.3 million, $142.0 million and $62.2 million in 2001, 2000 and 1999, respectively.

Note 16 - Quarterly Financial Information (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended
------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                          March 31         June 30       September 30     December 31
------------------------------------------------------------------------------------------------------------------------------
2001
Revenues                                                   $       127.3    $      196.6    $       129.4    $       209.8

Income before provision for income taxes                            40.2            87.4             39.9             70.7

Net income                                                 $        25.7    $       55.6    $        25.8    $        44.6

2000
Revenues                                                   $        94.7    $      104.7    $       110.4    $       138.1

Income before provision for income taxes                            28.1            33.3             42.1             64.4

Net income                                                 $        17.8    $       21.1    $        26.3    $        42.0


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10.  Directors and Executive Offices of the Registrant

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                                                          Page Number
                                                                                                         in Form 10-K
(a)   1.      Financial Statements:
              Independent Auditors' Report.........................................................................34
              Consolidated Balance Sheets at December 31, 2001 and 2000............................................35
              Consolidated Statements of Income, Comprehensive Income and Income Retained for
              Growth for the Years Ended December 31, 2001, 2000 and 1999..........................................36
              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999.....................................................................37
              Notes to Consolidated Financial Statements...........................................................39

      2.      Financial Statement Schedule:

              None.

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

      4.1 First Supplemental Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to the Company's Form S-3 Registration
              Statement (File No. 33-58989).

      4.2     Subordinated Indenture, dated as of June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to Exhibit 4(b) to the
              Company's Form S-3 Registration Statement (File No. 33-26674).

      4.3     First Supplemental Subordinated Indenture, dated as of June 12,
              1995, between the Company and Bankers Trust Company, as successor
              Trustee to Bankers Trust Company of California, N.A., incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3
              Registration Statement (File No. 33-58989).

      4.4     Indenture, dated as of April 15, 1987, incorporated herein by reference to Exhibit 4 to the Company's
              Form S-3 Registration Statement (File No. 33-26674).

      4.5 Senior Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(a) to the Company's Amendment No. 2 to Form
              S-3 Registration Statement, dated August 30, 2000 (File No.
              333-82391).

      4.6 Subordinated Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(b) to the Company's Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No.
              333-82391).

      4.7     Form of Series IX Senior Medium-term Note, incorporated herein by reference to Exhibit 4(c) to the Company's
              Form S-3 Registration Statement (File No. 33-31419).

      4.8 Form of Series IX Senior Federal Funds Medium-term Note, incorporated herein by reference to Exhibit 4(d) of the Company's
              Form 8-K dated May 16, 1995.

      4.9 Form of Series IX Subordinated Medium-term Note, incorporated herein by reference to Exhibit 4(d) to the Company's Form S-3
              Registration (File No. 33-31419).

      4.10 Form of Series X Senior Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(e) to the Company's Form S-3
              Registration Statement (File No. 33-58989).

      4.11 Form of Series X Senior Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(h) to the Company's
              Form S-3 Registration Statement (File No. 33-58989).

      4.12 Form of Series X Subordinated Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(f) to the Company's
              Form S-3 Registration Statement (File No. 33-58989).

      4.13 Form of Series X Subordinated Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(g) to the Company's
              Form S-3 Registration Statement (File No. 33-58989).

      4.14 Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to the Company's Form S-3
              Registration Statement (File No. 333-37635).

      4.15 Form of Series X Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to the Company's Form
              S-3 Registration Statement (File No. 333-37635).

      4.16 Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to the Company's Form
              S-3 Registration Statement (File No. 333-37635).

      4.17 Form of Series X Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(h) to the Company's Form
              S-3 Registration Statement (File No. 333-37635).

      4.18 Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to the Company's Form S-3
              Registration Statement (File No. 333-82391).

      4.19 Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to the Company's Form
              S-3 Registration Statement (File No. 333-82391).

      4.20 Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to the Company's Form
              S-3 Registration Statement (File No. 333-82391).

      4.21 Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to the Company's Form
              S-3 Registration Statement (File No. 333-82391).

    Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the Company is not filing certain instruments with respect to its debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10.1    Revolving Credit Agreement, dated November 23, 2001, between Boeing and the banks listed therein.

     10.2    Borrower Subsidiary Letter, dated November 23, 2001, among Boeing, the Company and the banks listed therein.

     10.3    Letter agreement, dated November 23, 2001, between Boeing and the Company.

     10.4 Operating Agreement, dated as of September 13, 2000, by and among the Company, BCSC and Boeing, incorporated herein by reference to
             Exhibit 10.1 to the Company's Form 8-K filed September 19, 2000.

     10.5 Operating Agreement, dated as of September 13, 2000, by and among BCSC and Boeing, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed September 19, 2000.

     12.     Computation of Ratio of Earnings to Fixed Charges.

     23.1    Independent Auditors' Consent.

(b)   Reports on Form 8-K

       1.      Form 8-K dated November 1, 2001 to indicate that Boeing plans to reduce the Company's debt to equity ratio to
               5-5.5 to 1.

       2.      Form 8-K dated November 8, 2001 to indicate the Company has established a medium-term note program under the Registration
               Statement and has filed its prospectus supplement dated as of October 31, 2001.


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Boeing Capital Corporation

                                                   By:  /s/ STEVEN W. VOGEDING
                                                        ----------------------
                                                        Steven W. Vogeding
    March 12, 2002                                      Vice President and
                                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                         Title                Date


          /s/ MICHAEL M. SEARS
--------------------------------------
            Michael M. Sears             Chairman and Director   March 12, 2002
                                                                 ---------------


           /s/ JAMES F. PALMER
--------------------------------------
             James F. Palmer            President and Director   March 12, 2002
                                                                 ---------------
      (Principal Executive Officer)


           /s/ DOUGLAS G. BAIN
--------------------------------------
             Douglas G. Bain                   Director          March 12, 2002
                                                                 ---------------


           /s/ MICHAEL J. CAVE
--------------------------------------
             Michael J. Cave                   Director          March 12, 2002
                                                                 ---------------


        /s/ WALTER E. SKOWRONSKI
--------------------------------------
          Walter E. Skowronski                 Director          March 12, 2002
                                                                 ---------------


         /s/ STEVEN W. VOGEDING
--------------------------------------
           Steven W. Vogeding             Vice President and     March 12, 2002
                                        Chief Financial Officer  ---------------
      (Principal Financial Officer)


          /s/ JILL C. RICHLING
--------------------------------------
            Jill C. Richling                  Controller         March 12, 2002
                                                                 ---------------
     (Principal Accounting Officer)