Form 10-Q
period 2002-03-31
BOEING CAPITAL CORP
filed 2002-05-07
CIK 711513

                                                        United States
                                             Securities and Exchange Commission

--------------------------------------------------------------------------------------

                                                   Washington, D.C. 20549

--------------------------------------------------------------------------------------

                                                          Form 10-Q

         |X|      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

                                                             OR

|_|      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to _________________

                                                Commission File Number 0-10795
------------------------------------------------------------------------------------------

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

Common shares outstanding at May 7, 2002:                                                     50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this
Form with the reduced disclosure format.

                                                           Part I
Item 1.       Financial Statements

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,       December 31,
(Dollars in millions, except stated value and par value)                                  2002              2001
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                        $         130.6   $          400.2
    Financing receivables:
      Financing leases                                                                      3,733.2            3,670.1
      Notes receivable                                                                      2,831.0            2,117.9
                                                                                    ------------------------------------
                                                                                            6,564.2            5,788.0
      Allowance for losses on financing receivables                                          (139.4)            (139.5)
                                                                                    ------------------------------------
                                                                                            6,424.8            5,648.5

    Equipment under operating leases, net                                                   2,884.4            2,786.0
    Equipment held for sale or re-lease                                                       450.3              418.5
    Investments                                                                               436.3              168.1
    Accounts due from Boeing and BCSC                                                           -                139.5
    Other assets                                                                              269.2              262.1
                                                                                    ------------------------------------
                                                                                    $      10,595.6   $        9,822.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Liabilities:
      Accounts payable and accrued expenses                                         $          48.9   $          129.4
      Accounts due to Boeing and BCSC                                                          45.5                -
      Other liabilities                                                                       211.8              220.2
      Deferred income taxes                                                                   864.2              807.5
    Debt:
      Senior                                                                                7,879.1            7,271.2
      Subordinated                                                                             24.1               24.1
                                                                                    ------------------------------------
                                                                                            9,073.6            8,452.4
                                                                                    ------------------------------------

    Commitments and contingencies - Note 7

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares:
        Series A; $5,000 stated value; authorized, issued and
        outstanding 10,000 shares                                                              50.0               50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                          909.9              803.8
      Accumulated other comprehensive loss, net                                               (15.9)             (19.1)
      Income retained for growth                                                              573.0              530.8
                                                                                    ------------------------------------
                                                                                            1,522.0            1,370.5
                                                                                    ------------------------------------
                                                                                    $      10,595.6   $        9,822.9
                                                                                    ====================================
See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income, Comprehensive Income and Income Retained for Growth
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31,
(Dollars in millions)                                                                       2002             2001
-------------------------------------------------------------------------------------------------------------------------
REVENUES
    Finance lease income                                                                $      72.7     $       37.6
    Interest income on notes receivable                                                        47.3             32.2
    Operating lease income                                                                     93.8             79.7
    Net gain on disposal                                                                        1.0              2.6
    Income from investments                                                                     7.9              3.6
    Other                                                                                       4.9              4.7
                                                                                      -----------------------------------
                                                                                      -----------------------------------
                                                                                              227.6            160.4
                                                                                      -----------------------------------
                                                                                      -----------------------------------
EXPENSES
    Interest expense                                                                           89.8             72.7
    Depreciation expense on financing assets                                                   46.6             33.1
    Provision for losses                                                                        8.3              2.8
    Operating expenses                                                                         12.7              9.8
    Other                                                                                       4.6              1.8
                                                                                      -----------------------------------
                                                                                      -----------------------------------
                                                                                              162.0            120.2
                                                                                      -----------------------------------
Income before provision for income taxes                                                       65.6             40.2
Provision for income taxes                                                                     23.4             14.5
                                                                                      -----------------------------------
Net income                                                                                     42.2             25.7
                                                                                      -----------------------------------

Other comprehensive gain/(loss), before tax:
    Cumulative effect of accounting change                                                      -               (9.2)
    Net unrealized gain/(loss) on derivative instruments                                        1.6             (0.3)
    Net unrealized gain on investments                                                          3.4              1.9
                                                                                      -----------------------------------
Total other comprehensive gain/(loss), before tax                                               5.0             (7.6)
Income tax (expense)/benefit related to items of other comprehensive
    gain/(loss)                                                                                (1.8)             2.7
                                                                                      -----------------------------------
Total other comprehensive gain/(loss), net                                                      3.2             (4.9)
                                                                                      -----------------------------------
Comprehensive income                                                                    $      45.4     $       20.8
                                                                                      ===================================

Income retained for growth at beginning of year                                         $     530.8     $      382.6
Net income                                                                                     42.2             25.7
Dividends                                                                                       -               (0.9)
                                                                                      -----------------------------------
Income retained for growth at end of period                                             $     573.0     $      407.4
                                                                                      ===================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                 March 31,
(Dollars in millions)                                                                     2002               2001
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                           $ 42.2            $ 25.7
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization expense                                          48.1              34.5
             Net gain on disposal                                                           (1.0)             (2.6)
             Provision for losses                                                            8.3               2.8
             Deferred executive compensation                                                 1.1               -
             Deferred income taxes                                                          55.2              (1.3)
             Change in assets and liabilities:
                  Accrued interest on notes receivable                                     (16.2)            (18.3)
                  Accrued interest on investments                                           (7.8)             (3.6)
                  Accounts with Boeing and BCSC                                             48.2              60.2
                  Other assets                                                              (9.1)            (93.8)
                  Accounts payable and accrued expenses                                    (80.5)            (37.6)
                  Other liabilities                                                         (8.4)             16.7
             Other, net                                                                    (29.7)             19.6
                                                                                    -------------------------------------
                                                                                            50.4               2.3
                                                                                    -------------------------------------
INVESTING ACTIVITIES
     Net change in short-term notes and leases receivable                                   81.4              32.0
     Purchase of investments                                                              (256.7)             (3.0)
     Principal reduction on investments                                                      0.7               0.3
     Purchase of equipment for operating leases                                           (121.8)           (136.9)
     Proceeds from disposition of equipment and leases receivable                           21.4              38.2
     Collection of notes and leases receivable                                             192.8             104.8
     Origination of notes and leases receivable                                           (764.2)           (283.2)
                                                                                    -------------------------------------
                                                                                          (846.4)           (247.8)
                                                                                    -------------------------------------
FINANCING ACTIVITIES
     Net change in commercial paper and short-term bank debt                               316.7            (529.9)
     Proceeds from issuance of debt                                                        417.6             850.0
     Repayment of debt                                                                    (207.9)            (82.5)
                                                                                    -------------------------------------
                                                                                    -------------------------------------
                                                                                           526.4             237.6
                                                                                    -------------------------------------
Net decrease in cash and cash equivalents                                                 (269.6)             (7.9)
Cash and cash equivalents at beginning of year                                             400.2              48.6
                                                                                    -------------------------------------
Cash and cash equivalents at end of period                                                $130.6            $ 40.7
                                                                                    =====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                               March 31,

(Dollars in millions)                                                                    2002             2001
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of financing receivables (See Note 1)                                  (352.1)            $ -
                                                                                    ================================
                                                                                    ================================
      Issuance of intercompany promissory note (See Note 1)                               136.8             $ -
                                                                                    ================================
                                                                                    ================================
      Assumption of debt (See Note 1)                                                     110.3             $ -
                                                                                    ================================
                                                                                    ================================
      Mark-to-market on underlying debt                                                   (28.9)            $33.3
                                                                                    ================================
                                                                                    ================================
      Capital contribution from Boeing (See Note 1)                                       105.0             $ -
                                                                                    ================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

Note 1-- General

Boeing Capital Corporation (the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, comprehensive income and income retained for growth and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The statements should be read in conjunction with the
Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001.

In the first quarter of 2002, the Company acquired certain notes receivable secured by commercial aircraft from a subsidiary of Boeing in the amount of $241.8 million. The purchase price was paid in the form of a promissory note to
Boeing in the aggregate principal amount of $241.8 million, which was subsequently paid down with an equity contribution from Boeing of $105.0 million. This transfer was not accounted for as new business volume.

The Company acquired a note receivable secured by commercial aircraft and assumed related debt each in the amount of $110.3 million. Concurrent to the acquisition of the note receivable, the Company also received a reserve of $53.8 million from
Boeing.

Certain reclassifications have been made in the consolidated financial statements to conform to the 2002 presentation.

Note 2-- Analysis of Allowance for Losses on Financing Receivables

------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,        December 31,
(Dollars in millions)                                                                     2002              2001
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Allowance for losses on financing receivables at beginning of year                        $139.5           $ 136.4
Provision for losses                                                                         8.3              36.3
Write-offs, net of recoveries                                                               (8.4)            (36.5)
Allowance acquired from Boeing                                                               -                 3.3
                                                                                    ------------------------------------
                                                                                    ---
Allowance for losses on financing receivables at end of period                            $139.4           $ 139.5
                                                                                    ====================================

Allowance as percent of total receivables                                                    2.1%              2.4%

Net write-offs as percent of average receivables                                             0.2%              0.8%

More than 90 days delinquent:
    Amount of delinquent installments                                                     $ 17.3           $  21.2
    Total receivables due from delinquent obligors                                         124.6             152.8
    Total receivables due from delinquent obligors
       as percent of total receivables                                                       1.9%              2.6%

Receivable Write-offs, Net of Recoveries, by Segment

------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,        December 31,
(Dollars in millions)                                                                      2002              2001
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services                                                               $ 2.6            $   8.8
Commercial Financial Services                                                               5.8               27.7
                                                                                    ------------------------------------
                                                                                          $ 8.4            $  36.5
                                                                                    ====================================

At March 31, 2002, the carrying amount of impaired loans was $210.7 million. Impaired loans are loans that the Company estimates it may not be able to collect all amounts due according to the contractual terms of the loan agreement, excluding insignificant delays and shortfalls. A specific impairment allowance for losses of $4.7 million was allocated for $46.9 million of impaired loans. A specific impairment allowance is recorded for collateral dependent loans based on the difference between the estimated net fair value of the collateral and the carrying value of the loan. As a result, 3.4% of the Company's allowance for losses on financing receivables was allocated to specific reserves. The remaining $134.7 million (96.6% of the allowance for losses on financing receivables) is designated for general purposes and represents the
Company's best estimate of inherent losses in the remaining financing receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, results of periodic credit reviews and the general state of the economy and airline industry. At March 31, 2002, the Company had $1,462.8 million of guarantees principally from Boeing with respect to its portfolio relating to transactions with a carrying amount of $3,136.5 million (33.2% of total Company portfolio). At December 31, 2001, the carrying amount of impaired loans was $192.0 million. The specific impairment allowance for losses at December 31, 2001 was $7.7 million for $52.0 million of impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on financing receivables.

Financing receivables at March 31, 2002 included two airline obligors to which payment extensions had been granted. At
March 31, 2002, payments extended amounted to $1.7 million, and the aggregate carrying amount of the related receivables was
$184.0 million.

Note 3-- Impacts of the September 11, 2001 Terrorist Attacks

The terrorist attacks of September 11, 2001 have had a significant negative impact on U.S. and world economies that had been in a downturn at the time of the attacks. In particular, the airline industry has been materially and adversely impacted, especially the U.S. airlines and foreign airlines flying routes to the U.S. Airlines have cut back their routes and frequencies of flights to deal with the reduction in air traffic. The major U.S. airlines reported significant financial losses in the first quarter of 2002. Recent trends indicate that air travel growth and airline revenue will gradually return to pre-September 11, 2001 levels. As this happens, the Company expects airlines to slowly expand their routes and frequencies of flights and return to profitability.

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
Restructurings, including those discussed in "Restructuring Requests" in Note 7 and restructurings still being received and discussed, are not expected to materially impact the Company's future earnings, cash flows or financial position.

Subsequent to September 11, 2001, the Company has not experienced a significant increase in airline delinquencies or defaults. In assessing the adequacy of the Company's allowance for losses of financing receivables, values of aircraft securing such receivables were reviewed. Historically, airline values have recovered to normal levels after significant events such as the Gulf War or severe economic recessions. In determining impacts on the aircraft values, the Company estimated which aircraft types would likely be permanently retired from active fleets and which types would remain active as passenger or freighter aircraft to estimate which aircraft would suffer a permanent decline in value. Aircraft in the former category are generally estimated to be older and Stage 2 aircraft and represent approximately 4.1% of total Aircraft
Financial Services portfolio at March 31, 2002. The Company believes that underlying residual values of such aircraft are fully recoverable upon sale, re-lease or scrapping. Aircraft types estimated to remain active as passenger or freighter aircraft were deemed to have no permanent diminution in value. Aircraft scheduled to come off lease in the near term were reviewed individually to estimate their current value.

Residual values of the aircraft in the portfolio expected to be realized at the end of the lease term were also reviewed and were determined to be realizable based on current valuations and estimated yearly reductions in the value based on historical amortization factors. Residual realizations of aircraft sold (at end of lease term or during lease term) as a percent of net asset values were 149% and 131% for the three months ended March 31, 2002 and 2001, respectively.

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

Note 4-- Investments

Investments deemed available-for-sale and recorded at estimated fair value were $272.1 million and $9.2 million at
March 31, 2002 and December 31, 2001, respectively. Investments in securities deemed held-to-maturity and recorded at amortized cost were $163.0 million and $157.7 million at March 31, 2002 and December 31, 2001, respectively.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments.

Available-for-sale and held-to-maturity investments consisted of the following:

------------------------------- -- -------------- -- ------------------ -- ------------------ -- -----------------
                                                     Gross Unrealized      Gross Unrealized
                                     Amortized             Gain                  Loss               Estimated
(Dollars in millions)                  Cost                                                         Fair Value
------------------------------- -- -------------- -- ------------------ -- ------------------ -- -----------------
March 31, 2002
Available-for-Sale:
     Equity                     $       4.9       $         -           $        (0.7)        $          4.2
     Debt                             264.0                 3.9                   -                    267.9
Held-to-Maturity:
     Debt                             163.0(1)              -                   (49.4)                 113.6
                                -- -------------- -- ------------------ -- ------------------ -- -----------------
                                -- -------------- -- ------------------ -- ------------------ -- -----------------
                                $     431.9       $         3.9         $       (50.1)        $        385.7
                                == ============== == ================== == ================== == =================

December 31, 2001
Available-for-Sale:
     Equity                     $       4.9       $           -         $        (0.3)        $          4.6
     Debt                               4.2                 0.4                   -                      4.6
Held-to-Maturity:
     Debt                             157.7                 -                   (47.8)                 109.9
                                -- -------------- -- ------------------ -- ------------------ -- -----------------
                                -- -------------- -- ------------------ -- ------------------ -- -----------------
                                $     166.8       $         0.4         $       (48.1)        $        119.1
                                == ============== == ================== == ================== == =================

 (1) Of the $163.0 million at March 31, 2002, the Company has $78.6 million in guarantees from Boeing.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20.1 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss. As of March 31, 2002,
$0.2 million of that $20.1 million unrealized loss was amortized from accumulated other comprehensive income/loss to income from investments.

In addition, the Company held equity securities accounted for under the cost method of $1.2 million at March 31, 2002 and
December 31, 2001, which were recorded in investments and approximated the fair value of those investments.

At March 31, 2002, maturities of debt investments are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                   Available-for-Sale                           Held-to-Maturity
-----------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                            Amortized Cost       Estimated           Amortized Cost           Estimated
(Dollars in millions)                                            Fair Value                                   Fair Value
-----------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Due in less than one year                $          -       $         -           $     -               $          -
Due from one to five years                        260.1             263.6                    3.1                   1.8
Due from six to ten years                           -                 -                      -                     -
Due after ten years                                 3.9               4.3                  159.9                 111.8
                                         ------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------
                                         $        264.0     $       267.9         $        163.0        $        113.6
                                         ====================================================================================

Note 5-- Debt and Credit Agreements

Debt consisted of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,         December 31, 2001
                                                                                         2002
(Dollars in millions)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Senior debt:
     Commercial paper                                                                      360.2                 $ 43.4
     Variable rate (three-month LIBOR plus 0.09%) note due 2002                            472.8                  499.6
     5.65% note due 2006                                                                   994.3                1,002.9
     5.75% note due 2007                                                                   734.9                  737.2
     6.1% note due 2011                                                                    748.0                  754.2
     6.5% note due 2012                                                                    720.1                  725.0
     7.10% note due 2005                                                                   498.7                  498.6
     7.16% note due 2011                                                                   108.6                    -
     7.375% note due 2010                                                                  514.0                  519.4
     Non-recourse variable rate (one-month LIBOR plus 1.1%)
         note due 2012                                                                      45.0                   45.3
     13.84% - 14.28% Secured notes due through 2003, including
         a premium based on an imputed interest rate of 6.10%                               12.6                   14.2
     6.0% Retail medium-term notes due through 2009                                         20.8                    -
     2.0% - 7.64% Medium-term notes due through 2017                                     2,269.3                2,039.2
     Capital lease obligations due through 2008                                            379.8                  392.2
                                                                                  ------------------------------------------
                                                                                  ------------------------------------------
                                                                                         7,879.1                7,271.2
Subordinated debt:
     8.31% medium-term note due 2004                                                        20.0                   20.0
     Non-recourse variable rate note due 2012 (one-month LIBOR
         plus 2.46%)                                                                         4.1                    4.1
                                                                                  ------------------------------------------
                                                                                  ------------------------------------------
                                                                                            24.1                   24.1
                                                                                  ------------------------------------------
                                                                                  ------------------------------------------
                                                                                         7,903.2                7,295.3
                                                                                  ==========================================

On February 16, 2001, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of
$5.0 billion of debt securities. Effective October 31, 2001, $1.0 billion was allocated to the Company's Series XI medium-term note program. As of the date hereof, an aggregate amount of $1.3 billion remains available under this
Registration Statement for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of
$5.0 billion of debt securities, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the date hereof, an aggregate amount of $4.9 billion remains available under this Registration Statement for potential debt issuance.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities after dividend payments. At
March 31, 2002, as well as during the period, the Company was in compliance with all its debt covenants.

As of November 23, 2001, $2.0 billion of Boeing's 364-day revolving credit line was made exclusively available to the
Company. At March 31, 2002, there were no amounts outstanding under this agreement.

Note 6-- Derivative Financial Instruments

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

Fair Value Hedges

Fair value hedges used by the Company include certain interest rate swaps, including forward-starting interest rate swap agreements. The Company holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings.

For the three months ended March 31, 2002, $0.5 million of gains related to the basis adjustment of certain terminated interest rate swaps were recorded in other income. There were no basis adjustment gains or losses for the three months ended March 31, 2001.

Cash Flow Hedges

Cash flow hedges used by the Company include certain interest rate swaps. At March 31, 2002 and December 31, 2001, net unrecognized losses of $8.2 million ($5.2 million net of tax) and $9.8 million ($6.3 million net of tax), respectively, were recorded in accumulated other comprehensive income/loss associated with the Company's cash flow hedging transactions.
Of these amounts, a net unrecognized loss of $9.2 million ($5.9 million net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

For the three months ended March 31, 2002 and 2001, unrecognized losses included in accumulated other comprehensive income/loss of $0.1 million and $0.6 million (net of tax), respectively, were reclassified to other income. During the next twelve months, the Company expects to reclassify to other income a loss of $0.5 million (net of tax) from the amount recorded in accumulated other comprehensive income/loss.

Derivative Financial Instruments Not Receiving Hedge Treatment

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. For the three months ended March 31, 2002 and 2001, the interest exchange agreements resulted in a loss of $4.1 million and a gain of $5.3 million, respectively, and the related interest rate swaps resulted in a gain of $3.3 million and a loss of $5.6 million, respectively. For the three months ended March 31, 2002, an unrecognized loss of $0.3 million (net of tax) from accumulated other comprehensive income/loss and a $1.1 million gain from the basis adjustment to underlying liabilities was amortized to other income.
During the next twelve months, the Company expects to amortize to other income a $0.9 million (net of tax) loss from the amount recorded in accumulated other comprehensive income/loss and $3.6 million gain from the basis adjustment to underlying liabilities.

The Company received a conversion option on notes and warrants in connection with certain financing transactions. At
March 31, 2002, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $10.3 million. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $19.9 million and are being amortized to other income. In addition, the Company amortized $2.2 million gain from the discount on notes receivable to other income. For the three months ended March 31,
2002, the conversion feature of the convertible debt and warrants recorded in other assets had a decrease in fair value, resulting in a reduction of other income of $1.9 million. The Company did not hold convertible debt or warrants at
March 31, 2001.

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

Note 7-- Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Restructuring Requests

The Company's fourth largest customer, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $398.6 million (4.2% of total
Company portfolio) and $378.7 million (4.4% of total Company portfolio) at March 31, 2002 and December 31, 2001, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. Boeing, on behalf of its affiliates, and VARIG have entered into a memorandum of understanding to restructure several existing leases. Certain leases will have their terms extended and rents reduced.
Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering $241.5 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

World Airways, Inc. ("World") accounted for $184.8 million (2.0% of total Company portfolio) and $188.3 million (2.2% of total Company portfolio) at March 31, 2002 and December 31, 2001, respectively. The Company and World have entered into amendments which restructure two MD-11 aircraft lease agreements. Boeing and McDonnell Douglas Corporation have provided the Company with first loss deficiency guarantees covering $76.1 million of the World obligations. Taking into account these guarantees, the Company does not expect the World transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

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

Commitments

At March 31, 2002, the Company had commitments to provide leasing and other financing totaling $1,613.9 million, of which
$1,067.7 million related to commercial aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and Boeing Capital Services Corporation (an indirect wholly owned subsidiary of Boeing and parent of the Company)
had unfunded commercial aircraft financing commitments existing at March 31, 2002 of an additional $4,020.3 million. It is expected that the Company will ultimately fund a portion of such commitments, subject to receiving any credit enhancements which the Company may require.

In conjunction with prior asset dispositions and certain guarantees, at March 31, 2002, the Company was subject to a maximum contingent liability of $140.0 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Contingent liabilities are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, related to such exposure are not expected to be significant to the
Company.

Item 2.  Management's Analysis of Results of Operations

----------------------------------------------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, the Company may make certain statements that contain projections or "forward-looking" information
(as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words
"aim", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", and other expressions that indicate future events and trends identify forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I and Item 1
of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects of the September 11, 2001 terrorist attacks, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks, the capital equipment requirements of United States domestic and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties and legal proceedings.

----------------------------------------------------------------------------------------------------------------------

Revenue from Financing Assets

Revenue from financing assets, excluding equipment held for sale or re-lease and investments, increased 43.0% to $213.8 million from the first three months of 2001 primarily attributable to new business volume, partially offset by lower interest earned on notes receivable subject to variable interest rates and the increase in nonearning assets.

Net Gain on Disposal

Net gain on disposal decreased 61.5% to $1.0 million from the first three months of 2001. Gains during the first three months of 2002 primarily consisted of the sale of equipment coming off lease. There can be no assurance that the Company will recognize such gains in the future. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. The range of gain activity is dependent upon the level of residuals on equipment coming off lease, market activity and conditions and the Company's discretion whether to sell.

Income from Investments

Income from investments increased 119.4% to $7.9 million from the first three months of 2001 primarily due to $4.1 million of interest income from growth in investments.

Interest Expense

Interest expense increased 23.5% to $89.8 million from the first three months of 2001. A higher level of debt outstanding in 2002 to finance new business volume is primarily responsible for the increase, offset by lower cost of funds.

Depreciation Expense on Financing Assets

Depreciation expense on financing assets increased 40.8% to $46.6 million from the first three months of 2001 primarily as a result of the growth in equipment under operating leases.

Provision for Losses

The provision for losses increased 196.4% to $8.3 million from the first three months of 2001 primarily due to the growth in financing receivables. The provision for losses is taken to maintain the allowance for losses at a level deemed by the
Company to be adequate to cover inherent losses in financing receivables.

Operating Expenses

Operating expenses increased 29.6% to $12.7 million from the first three months of 2001 due to increased staffing (30.8%)
related to the growth in the business, offset by a decrease in professional services and an increase in the capitalized amount of initial direct costs.

Other Expenses

Other expenses increased 155.6% to $4.6 million from the first three months of 2001. For the three months ended March 31,
2002, other expenses included $1.0 million for payments made for certain guarantees on two aircraft in equipment held for sale or re-lease, $0.8 million for aircraft maintenance expenses and $0.7 million in impairment write-downs taken on equipment held for sale or re-lease.

Off-Balance Sheet Risk

The Company has utilized certain special purpose entities in connection with certain aircraft financing transactions. The
Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. If accounting pronouncements are amended in accordance with recent public comments made by the Financial Accounting Standards
Board, it is possible that an estimated $1.1 billion of assets and non-recourse liabilities could be added to the March 31,
2002 Consolidated Balance Sheet.

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

Item 4.       Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H(2).

Item 5.       Other Information

New Business Volume(1)

New business volume is summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                March 31,
(Dollars in millions)                                                                     2002             2001
-----------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services(2)                                                      $     1,039.2    $       264.8
Commercial Financial Services                                                               101.9            158.3
Other                                                                                         1.6              -
                                                                                    -----------------------------------
                                                                                    $     1,142.7    $       423.1
                                                                                    ===================================

(1) Excludes transfers from Boeing.
(2) Includes investments of $256.7 million and $3.0 million at March 31, 2002 and 2001, respectively.

Portfolio Balances

Portfolio balances for the Company's principal segments are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,       December 31,
(Dollars in millions)                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
  Financing leases                                                                  $     2,942.6   $     2,893.7
  Operating leases                                                                        2,131.4         2,070.5
  Notes receivable                                                                        1,883.2         1,137.4
                                                                                    -----------------------------------
                                                                                    -----------------------------------
                                                                                          6,957.2         6,101.6
                                                                                    -----------------------------------
                                                                                    -----------------------------------

Commercial Financial Services
  Financing leases                                                                          790.6           776.4
  Operating leases                                                                          753.0           715.5
  Notes receivable                                                                          910.5           943.1
                                                                                    -----------------------------------
                                                                                    -----------------------------------
                                                                                          2,454.1         2,435.0
                                                                                    -----------------------------------
Other                                                                                        37.3            37.4
                                                                                    -----------------------------------
                                                                                    $     9,448.6   $     8,574.0
                                                                                    ===================================

Included in the portfolio balances above are $434.3 million at March 31, 2002 and $452.3 million at December 31, 2001, of investments in entities that are engaged in financing.

Significant Concentrations

The Company's largest customer, United Airlines ("United"), accounted for $1,203.5 million (12.7% of total Company portfolio) and $666.1 million (7.8% of total Company portfolio) at March 31, 2002 and December 31, 2001, respectively.
Based on publicly available reports, United experienced a loss of $510.0 million in the first quarter of 2002. In addition, the Company has investments of $77.6 million and $75.7 million at March 31, 2002 and December 31, 2001, respectively, in
United trust certificates and other trust-related interests, which are included in investments.

The Company's second largest customer, American Airlines, Inc. ("American"), accounted for $965.7 million (10.2% of total
Company portfolio) and $987.4 million (11.5% of total Company portfolio) at March 31, 2002 and December 31, 2001, respectively. Based on publicly available reports, American experienced a loss of $575.0 million in the first quarter of
2002.

The Company's third largest customer, AirTran Holdings, Inc. ("AirTran"), accounted for $673.3 million (7.1% of total
Company portfolio) and $605.1 million (7.1% of total Company portfolio) at March 31, 2002 and December 31, 2001, respectively. Based on publicly available reports, AirTran's loss for the first quarter of 2002 was $3.0 million. In addition, the Company has investments of $42.9 million and $41.9 million at March 31, 2002 and December 31, 2001, respectively, in AirTran pass-through trust certificates, commonly known as enhanced equipment trust certificates
("EETC's"), and $4.9 million in common stock, which are included in investments.

Five Largest Customers

The following table includes the five largest customers at March 31, 2002, with their related portfolio balances at
December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------
                                        Net Asset Value      % Total Portfolio      Net Asset Value       % Total Portfolio
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                           March 31,             March 31,            December 31,          December 31,
(Dollars in millions)                        2002                  2002                   2001                  2001
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
United(1)                           $       1,203.5                 12.7%       $         666.1                   7.8%
American                                      965.7                 10.2                  987.4                  11.5
AirTran(2)                                    673.3                  7.1                  605.1                   7.1
Viacao Aerea Rio-Grandense                    398.6                  4.2                  378.7                   4.4
American Trans Air, Inc.(3)                   379.4                  4.0                  280.9                   3.3
                                    ----------------------                      -----------------------
                                    ----------------------                      -----------------------
                                    $       3,620.5                             $       2,918.2
                                    ======================                      =======================

(1) Excludes investments in trust certificates and other trust-related interests of $77.6 million and $75.7 million at
   March 31, 2002 and December 31, 2001, respectively, which are included in investments.
(2) Excludes investments in EETC's of $42.9 million and $41.9 million at March 31, 2002 and December 31, 2001, respectively, and common stock of $4.9 million at March 31, 2002 and December 31, 2001, respectively, which are included in investments.
(3) Excludes investments in mandatorily redeemable preferred stock, which are included in investments.

Aircraft Financial Services Financing Assets

The Aircraft Financial Services financing assets consisted of the following commercial aircraft types(1):

------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,        December 31,
(Dollars in millions)                                                                     2002               2001
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Portfolio(2)
B-717                                                                              $      1,582.6    $       1,518.8
B-737                                                                                       796.9              704.1
B-747                                                                                       293.3              279.3
B-757                                                                                       801.5              691.5
B-767                                                                                       384.4              389.5
B-777                                                                                     1,109.6              523.9
DC-9(3)                                                                                     146.3              151.7
MD-80(3)                                                                                    529.6              497.1
MD-90(3)                                                                                    121.1              141.4
DC-10(3)                                                                                     88.3               92.6
MD-11(3)                                                                                    792.0              806.0
Other(4)                                                                                    311.6              305.7
                                                                                   -------------------------------------
                                                                                   -------------------------------------
                                                                                          6,957.2            6,101.6
                                                                                   -------------------------------------
                                                                                   -------------------------------------
Held for Sale or Re-Lease
B-737                                                                                        19.3               19.3
B-757                                                                                        36.3               36.3
B-767                                                                                        43.2               43.2
DC-9(3)                                                                                       -                  1.1
MD-80(3)                                                                                     27.4               13.0
MD-90(3)                                                                                     39.2               20.6
DC-10(3)                                                                                     16.6               17.3
MD-11(3)                                                                                    228.5              231.0
Other(4)                                                                                     22.6               17.4
                                                                                   -------------------------------------
                                                                                   -------------------------------------
                                                                                            433.1              399.2
                                                                                   -------------------------------------
Investments(5)
B-717                                                                                        43.0               41.8
B-727(3)                                                                                     35.7               35.8
B-737                                                                                        90.1               27.3
B-747                                                                                        38.8               27.3
B-757                                                                                        76.0                -
B-767                                                                                       105.5               21.0
B-777                                                                                        26.9                -
Other(4)                                                                                     10.4               10.4
                                                                                   -------------------------------------
                                                                                   -------------------------------------
                                                                                            426.4              163.6
                                                                                   -------------------------------------
                                                                                   -------------------------------------
                                                                                   $      7,816.7    $       6,664.4
                                                                                   =====================================

(1) Excludes executive aircraft of $865.6 million and $865.8 million at March 31, 2002 and December 31, 2001, respectively.
(2) Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.
(3) Out of production, but currently supported by Boeing with respect to parts and other services.
(4) Some of these aircraft are out of production, but are supported by the manufacturer or other third parties with respect to parts and other services.
(5) Represents aircraft collateralizing EETC's, trust certificates and other trust-related interests and other investments held by the Company.

At March 31, 2002, 60.5% of the Aircraft Financial Services portfolio was comprised of aircraft less than five years old,
17.5% was comprised of aircraft between five and nine years old, 12.8% was comprised of aircraft between 10 and 14 years old, 5.2% was comprised of aircraft between 15 and 19 years old and 4.0% was comprised of aircraft 20 years and older.

Guarantees

At March 31, 2002, the Company was the beneficiary under $1,462.8 million of guarantees with respect to its portfolio relating to transactions with a carrying amount of $3,136.5 million (33.2% of total Company portfolio). Any guarantee call by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received. The following table summarizes such guarantees:

------------------------------------------------------------------------------------------------------------------------
                                                                  Domestic            Foreign
(Dollars in millions)                                             Airlines            Airlines              Total
------------------------------------------------------------------------------------------------------------------------
Amounts guaranteed by:
  Boeing                                                     $      1,008.3      $       283.1      $       1,291.4
  McDonnell Douglas Corporation                                       117.2               12.5                129.7
  Other(1)                                                             27.3               14.4                 41.7
                                                             -----------------------------------------------------------
                                                             $      1,152.8      $       310.0      $       1,462.8
                                                             ===========================================================

(1) Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type at March 31, 2002:

------------------------------------------------------------------------------------ ------------------ -----------------
                                                                                                        Net Asset Value
                                                                                         Guarantee
(Dollars in millions)
------------------------------------------------------------------------------------ ------------------ -----------------
------------------------------------------------------------------------------------ --- -------------- -- --------------
B-717                                                                                $       844.4      $     1,491.3
Out of production twin-aisle aircraft                                                        361.1              817.8
Out of production single-aisle aircraft                                                      131.9              179.6
Other Boeing, McDonnell Douglas Corporation and regional aircraft                            125.4              647.8
                                                                                     --- -------------- -- --------------
                                                                                     --- -------------- -- --------------
                                                                                     $     1,462.8      $     3,136.5
                                                                                     === ============== == ==============

During the first quarter of 2002, the Company collected $7.6 million under these guarantees, all of which were from Boeing.

In addition to the above guarantees, at March 31, 2002, the Company has $78.6 million of guarantees relating to investments, primarily from Boeing. The guarantees in favor of the Company are both full and partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. First loss deficiency guarantees cover a specified portion of the Company's losses on aircraft financed by the Company in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering the Company against the lessee's failure to pay rent under the lease agreement.

Portfolio by Region

At March 31, 2002, portfolio net asset values were represented in the following regions:

------------------------------------------------------------------------------------------------------------------------
                              Aircraft           Commercial
                              Financial           Financial                                              % of Total
                              Services            Services             Other              Total           Portfolio
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Region
United States          $       4,540.2      $       1,938.3     $      37.3      $       6,515.8            69.0%
Europe                            905.2                83.9              -                 989.1            10.5
Latin America                     699.8               280.2              -                 980.0            10.4
Asia                              634.5               134.5              -                 769.0             8.1
Africa                            107.8                 -                -                 107.8             1.1
Australia                          68.1                 -                -                  68.1             0.7
Canada                              1.6                17.2              -                  18.8             0.2
                       -------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------
                       $        6,957.2     $       2,454.1     $      37.3      $       9,448.6           100.0%
                       =================================================================================================

Portfolio Quality

------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,        December 31,
                                                                                         2002               2001
(Dollars in millions)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Investment in Financing Assets
   Financing receivables:
      Financing leases                                                           $       3,733.2      $     3,670.1
      Notes receivable                                                                   2,831.0            2,117.9
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
                                                                                         6,564.2            5,788.0
   Equipment under operating leases, net of depreciation                                 2,884.4            2,786.0
   Equipment held for sale or re-lease                                                     450.3              418.5
   Investments                                                                             436.3              169.4
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
                                                                                 $      10,335.2      $     9,161.9
                                                                                 =======================================

Nonearning Assets
   Nonaccrual financing receivables                                              $         100.6      $       159.7
   Nonearning equipment under operating leases                                              59.1               73.7
   Equipment held for sale or re-lease                                                     450.3              418.5
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
                                                                                 $         610.0      $       651.9
                                                                                 =======================================
                                                                                 =======================================

Ratio of nonaccrual financing receivables to total financing
   receivables                                                                             1.5%                 2.8%
Ratio of total nonearning assets to total investment in
   financing assets(1)                                                                     5.9%                 7.1%

(1) Financing assets represent financing receivables, equipment under operating leases, equipment held for sale or re-lease and investments.

Item 6.       Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12 Computation of Ratio of Income to Fixed Charges.

B.    Reports on Form 8-K

     1.  Form 8-K dated February 15, 2002, to release earnings for the year ended December 31, 2001.

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

May 7, 2002                                                   /S/ STEVEN W. VOGEDING
                                                              __________________________________ Steven W. Vogeding
                                                              Vice President and Chief Financial
                                                              Officer (Principal Financial Officer) and
                                                              Registrant's Authorized Officer

                                                              /S/ JILL C. RICHLING
                                                              ----------------------------------
                                                              Jill C. Richling
                                                              Controller (Principal Accounting Officer)

                                                                                                                   EXHIBIT 12

Boeing Capital Corporation and Subsidiaries
Computation of Ratio of Income to Fixed Charges

---------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31,
(Dollars in millions)                                                             2002              2001
---------------------------------------------------------------------------------------------------------------
Income:
   Income before provision for income taxes                                $         65.6    $         40.2
    Fixed charges                                                                    89.8              74.1
                                                                           ------------------------------------
    Income before provision for income taxes and fixed charges             $        155.4    $        114.3
                                                                           ====================================

Fixed charges:
    Interest expense                                                       $         89.8    $         72.7
    Preferred stock dividend requirement(1)                                           -                 1.4
                                                                           ------------------------------------
                                                                           $         89.8    $         74.1
                                                                           ====================================

Ratio of income before provision for income taxes and fixed
    charges to fixed charges                                                       1.73              1.54
                                                                           ====================================

(1) Reflects a pre-tax basis.