Form 10-Q
period 2002-06-30
BOEING CAPITAL CORP
filed 2002-08-12
CIK 711513

===============================================================================
                                  United States
                       Securities and Exchange Commission

                        --------------------------------

                             Washington, D.C. 20549

                        --------------------------------
                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _________________

                         Commission File Number 0-10795
                        --------------------------------


                           BOEING CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                              95-2564584
       State or other jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)               Identification No.)

            500 Naches Ave., SW, 3rd Floor - Renton, Washington 98055
                    (Address of principal executive offices)
                                 (425) 393-2914
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at August 12, 2002:                     50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.
===============================================================================

                                Table of Contents



                                                                                                                    Page
Part I            Financial Information

         Item 1.      Financial Statements
                      Consolidated Balance Sheets.......................................................................3
                      Consolidated Statements of Income.................................................................4
                      Consolidated Statements of Shareholder's Equity and Comprehensive Income..........................5
                      Consolidated Statements of Cash Flows.............................................................6
                      Notes to Consolidated Financial Statements........................................................8

         Item 2.      Management's Narrative Analysis of Results of Operations.........................................18


Part II           Other Information

         Item 1.      Legal Proceedings................................................................................22

         Item 5.      Other Information................................................................................22

         Item 6.      Exhibits and Reports on Form 8-K.................................................................26

Signatures        .....................................................................................................27



                                     Part I
Item 1.         Financial Statements
Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,        December 31,
(Dollars in millions, except stated value and par value)                                  2002              2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                        $          91.2   $          400.2
    Receivables:
      Financing leases                                                                      4,199.5            3,670.1
      Notes and other receivables                                                           2,802.4            2,121.2
                                                                                    ------------------------------------
                                                                                            7,001.9            5,791.3
      Allowance for losses on receivables                                                    (148.3)            (139.5)
                                                                                    ------------------------------------
                                                                                            6,853.6            5,651.8

    Equipment under operating leases, net of accumulated depreciation                       3,181.8            2,786.0
    Investments                                                                               504.0              169.4
    Equipment held for sale or re-lease, net of accumulated depreciation                      457.1              415.2
    Accounts due from Boeing and BCSC                                                           -                139.5
    Other assets                                                                              398.3              260.8
                                                                                    ------------------------------------
                                                                                    $      11,486.0   $        9,822.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Liabilities:
      Accounts payable and accrued expenses                                         $         100.5   $          129.4
      Accounts due to Boeing and BCSC                                                         191.7                -
      Other liabilities                                                                       238.7              220.2
      Deferred income taxes                                                                   964.8              807.5
    Debt:
      Senior                                                                                8,357.0            7,271.2
      Subordinated                                                                             24.0               24.1
                                                                                    ------------------------------------
                                                                                            9,876.7            8,452.4
                                                                                    ------------------------------------
    Commitments and contingencies - Note 9

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares: Series A;
        $5,000 stated value; no shares issued and outstanding at June 30, 2002,
        10,000 shares issued and outstanding at
        December 31, 2001                                                                       -                 50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                        1,001.8              803.8
      Accumulated other comprehensive loss, net of tax                                        (15.1)             (19.1)
      Income retained for growth                                                              617.6              530.8
                                                                                    ------------------------------------
                                                                                            1,609.3            1,370.5
                                                                                    ------------------------------------
                                                                                    $      11,486.0   $        9,822.9
                                                                                    ====================================
See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
(Dollars in millions)                                         2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------------------------
REVENUES
    Finance lease income                               $      76.3      $      66.3     $       149.0   $       103.9
    Interest income on notes receivable                       56.2             31.1             103.5            63.3
    Operating lease income                                    98.9             82.3             192.7           162.0
    Investment income                                         10.7              6.0              18.6             9.6
    Net gain on disposal                                       5.5             25.6               6.5            28.2
    Other                                                      6.0             22.2              11.5            27.9
                                                       -------------------------------------------------------------------
                                                             253.6            233.5             481.8           394.9
                                                       -------------------------------------------------------------------

EXPENSES
    Interest expense                                          98.7             91.9             189.1           165.6
    Depreciation expense                                      50.8             36.3              97.4            69.4
    Provision for losses                                       9.1              3.3              17.4             6.1
    Operating expenses                                        14.8             11.5              27.5            21.3
    Other                                                      7.4              3.1              12.0             4.9
                                                       -------------------------------------------------------------------
                                                             180.8            146.1             343.4           267.3
                                                       -------------------------------------------------------------------
Income before provision for income taxes                      72.8             87.4             138.4           127.6
Provision for income taxes                                    26.5             31.8              49.9            46.3
                                                       -------------------------------------------------------------------
Net income                                             $      46.3      $      55.6     $        88.5   $        81.3
                                                       ===================================================================

See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Shareholder's Equity and Comprehensive Income
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                         Capital in       Other         Income
                                                 Preferred      Common   Excess of     Comprehensive    Retained     Comprehensive
                                                   Stock        Stock    Par Value     Income(Loss)    for Growth       Income
(Dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                     $    50.0    $   5.0     $    234.5    $     -       $  382.6     $        -
                                               -------------------------------------------------------------------=================
Capital contributions from Boeing                    -          -            569.3          -            -
Net income                                           -          -              -            -          151.7     $      151.7
Cash dividend declared                               -          -              -            -           (3.5)             -
Cumulative effect of accounting change,
    net of tax of $3.3 million                       -          -              -           (5.9)         -               (5.9)
Unrealized loss on derivative instruments,
     net of tax of $0.2 million                      -          -              -           (0.4)         -               (0.4)
Unrealized loss on investments,
     net of tax of $7.2 million                      -          -              -          (12.8)         -              (12.8)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2001                   $    50.0    $   5.0     $    803.8    $   (19.1)    $  530.8      $     132.6
                                               --------------------------------------------------------------------================
Preferred stock redemption                         (50.0)       -              -            -            -
Capital contributions from Boeing and BCSC           -          -            198.0          -            -
Net income                                           -          -              -            -           88.5       $     88.5
Cash dividends declared                              -          -              -            -           (1.7)             -
Unrealized gain on derivative instruments,
     net of tax of $0.1 million                      -          -              -            0.2          -               0.2
Unrealized gain on investments,
     net of tax of $1.7 million                      -          -              -            3.8          -               3.8
                                               ------------------------------------------------------------------------------------
Balance at June 30, 2002                       $     -     $   5.0      $  1,001.8    $   (15.1)    $  617.6       $    92.5
                                               ====================================================================================

See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

 ----------------------------------------------------------------------------------------------------------------------
                                                                                            Six months ended
                                                                                                June 30,
 (Dollars in millions)                                                                  2002              2001
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
      Net income                                                                        $  88.5          $   81.3
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization expense                                       100.5              71.7
              Net gain on disposal                                                         (6.5)            (28.2)
              Provision for losses                                                         17.4               6.1
              Deferred executive compensation                                               3.1               -
              Deferred income taxes                                                       145.8             181.3
              Change in assets and liabilities:
                   Accrued interest on notes receivable                                    (3.1)            (23.6)
                   Accrued interest on investments                                        (17.6)             (7.6)
                   Accounts with Boeing and BCSC                                          203.4              65.3
                   Other assets                                                          (138.9)           (128.2)
                   Accounts payable and accrued expenses                                  (29.5)             26.9
                   Other liabilities                                                       18.5              28.9
              Other, net                                                                   42.1              (2.2)
                                                                                  -------------------------------------
                                                                                          423.7             271.7
                                                                                  -------------------------------------
 INVESTING ACTIVITIES
      Net change in short-term leases, notes and other receivables                         28.8              65.2
      Transfer of net assets from Boeing                                                  (22.3)           (859.5)
      Purchase of available-for-sale investments                                         (321.9)             (3.0)
      Principal reduction on available-for-sale investments                                 6.4               0.2
      Principal reduction on held-to-maturity investments                                   8.3               4.5
      Purchase of equipment for operating leases                                         (425.5)           (351.5)
      Proceeds from disposition of equipment and receivables                               56.3              88.7
      Collection of leases, notes and other receivables                                   300.1             429.2
      Origination of leases, notes and other receivables                               (1,280.6)         (1,100.9)
                                                                                  -------------------------------------
                                                                                       (1,650.4)         (1,727.1)
                                                                                  -------------------------------------
 FINANCING ACTIVITIES
      Net change in commercial paper and short-term bank debt                             296.4            (504.1)
      Intercompany debt issuance for transfer of net assets from Boeing                     -               395.6
      Proceeds from issuance of debt                                                      973.4           2,050.0
      Repayment of debt                                                                  (349.8)           (621.9)
      Payment of cash dividends                                                            (2.3)             (1.8)
      Capital contributions from Boeing                                                     -               191.2
                                                                                  -------------------------------------
                                                                                          917.7           1,509.0
                                                                                  -------------------------------------
 Net increase/(decrease) in cash and cash equivalents                                    (309.0)             53.6
 Cash and cash equivalents at beginning of year                                           400.2              48.6
                                                                                  -------------------------------------
 Cash and cash equivalents at end of period                                             $  91.2          $  102.2
                                                                                  =====================================


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows, continued
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Six months ended
                                                                                                June 30,

(Dollars in millions)                                                                      2002             2001
-----------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of receivables (See Note 1)                                               $(352.1)            $ -
                                                                                   ====================================
      Addition to available-for-sale investments                                         $  (5.0)            $ -
                                                                                   ====================================
      Transfer of accounts with Boeing and BCSC                                          $  91.8             $ -
                                                                                   ====================================
      Assumption of debt (See Note 1)                                                    $ 115.3             $ -
                                                                                   ====================================
      Mark-to-market on underlying debt                                                  $  52.2             $ 8.6
                                                                                   ====================================
      Transfer of net assets from Boeing                                                 $ (44.9)            $ -
                                                                                   ====================================
      Capital contributions from Boeing and BCSC (See Note 1)                            $ 198.0             $ -
                                                                                   ====================================



-----------------------------------------------------------------------------------------------------------------------
                                                                                            Six months ended
                                                                                                June 30,
(Dollars in millions)                                                                      2002             2001
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS
    FROM BOEING:
      Receivables                                                                        $ (71.8)           (859.5)
      Allowance for losses on receivables                                                    2.1               -
      Accounts with Boeing and BCSC                                                         (9.0)              -
      Deferred income taxes                                                                 11.5               -
                                                                                   ------------------------------------
      Transfer of net assets from Boeing                                                 $ (67.2)           (859.5)
                                                                                   ====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1 -- General

Boeing Capital Corporation (the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, shareholder's equity and comprehensive income and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001, which contains the latest available audited consolidated financial statements and notes thereto.

The Company's primary operations include two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. The Company's portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

In the second quarter of 2002, Boeing Capital Services Corporation ("BCSC"), an indirect wholly owned subsidiary of Boeing and parent of the Company, transferred 100% of the outstanding shares of its four other wholly owned subsidiaries to the Company for $67.2 million. The Company received an equity contribution of $44.9 million from BCSC and paid for the remaining balance of $22.3 million in cash. This transfer was recorded in the Company's financial statements at book value and was not accounted for as new business volume.

In the second quarter of 2002, Boeing transferred certain equipment under operating leases (net of accumulated depreciation) and associated liabilities to the Company in the net amount of $71.6 million, which the Company paid for in cash. This transfer was recorded in the Company's financial statements at book value and was not accounted for as new business volume.

In the first quarter of 2002, a subsidiary of Boeing transferred certain notes receivable secured by commercial aircraft in the amount of $241.8 million to the Company. The amount was paid in the form of a promissory note to Boeing in the aggregate principal amount of $241.8 million. Subsequently, $150.0 million of this note was forgiven by Boeing in the form of equity contributions from Boeing and the remaining $91.8 million was paid in cash. This transfer was recorded in the Company's financial statements at book value and was not accounted for as new business volume.

In the first quarter of 2002, the Company acquired a note receivable secured by commercial aircraft and assumed related debt each in the amount of $110.3 million. In connection with the acquisition of the note receivable, the Company also received a specific reserve of $53.8 million from Boeing.

Certain reclassifications of previously reported amounts have been made in the consolidated financial statements to conform to the 2002 presentation.

Note 2 -- Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." With limited exception, SOP 01-6 applies to any entity that lends to or finances the activities of others. This SOP provides specialized guidance for certain transactions specific to financial institutions. Divergence in accounting practices within the financial services industry for similar transactions has resulted in the need for a reconciliation of the existing guidance. This SOP reconciles and conforms, as appropriate, the accounting and financial reporting guidance established by the American Institute of Certified Public Accountants. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not change any of the Company's accounting policies, however certain additional financial statement disclosures were required. Such disclosures have been included in the Notes to the Consolidated Financial Statements as of and for the six months ended June 30, 2002.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred, and applies prospectively to such activities that are initiated after December 31, 2002.

Note 3 -- Portfolio Quality

------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,         December 31,
(Dollars in millions)                                                                    2002               2001
------------------------------------------------------------------------------------------------------------------------
Receivables:
   Financing leases                                                              $       4,199.5            3,670.1
   Notes and other receivables                                                           2,802.4            2,121.2
                                                                                 ---------------------------------------
                                                                                         7,001.9            5,791.3

Equipment under operating leases, net of accumulated depreciation                        3,181.8            2,786.0
Investments                                                                                504.0              169.4
Equipment held for sale or re-lease, net of accumulated depreciation                       457.1              415.2
                                                                                 ---------------------------------------
                                                                                 $      11,144.8      $     9,161.9
                                                                                 =======================================

Nonearning Assets
   Nonaccrual receivables                                                        $          97.7      $       163.0
   Nonearning equipment under operating leases, net of accumulated
      depreciation                                                                          46.8               73.7
   Equipment held for sale or re-lease, net of accumulated depreciation                    457.1              415.2
                                                                                 ---------------------------------------
                                                                                 $         601.6      $       651.9
                                                                                 =======================================

Ratio of nonaccrual receivables to total receivables                                       1.4%                 2.8%
Ratio of total nonearning assets to total portfolio                                        5.4%                 7.1%


At June 30, 2002 and December 31, 2001, receivables greater than 90 days past due with income still accruing were $86.1 million and $33.8 million, respectively. For the six months ended June 30, 2002, the Company received cash of $3.6 million related to the aforementioned receivables.

Note 4 -- Analysis of Allowance for Losses on Receivables

------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,        December 31,
(Dollars in millions)                                                                     2002              2001
------------------------------------------------------------------------------------------------------------------------
Allowance for losses on receivables at beginning of year                               $   139.5         $   136.4
Provision for losses                                                                        17.4              36.3
Write-offs, net of recoveries                                                              (10.7)            (36.5)
Allowance transferred from Boeing                                                            2.1               3.3
                                                                                    ------------------------------------
Allowance for losses on receivables at end of period                                   $   148.3         $   139.5
                                                                                    ====================================

Allowance as percent of total receivables                                                    2.1%              2.4%

Net write-offs as percent of average receivables                                             0.2%              0.8%

More than 90 days delinquent:
    Amount of delinquent installments                                                   $   22.0          $   24.5
   Total receivables due from delinquent obligors                                          135.6             156.1
   Total receivables due from delinquent obligors
       as percent of total receivables                                                       1.9%              2.7%


Receivable Write-offs, Net of Recoveries, by Segment

------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,        December 31,
(Dollars in millions)                                                                      2002              2001
------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services                                                               $ 2.6            $   8.8
Commercial Financial Services                                                               8.1               27.7
                                                                                    ------------------------------------
                                                                                          $10.7            $  36.5
                                                                                    ====================================

At June 30, 2002, the carrying amount of impaired notes and other receivables was $200.3 million. Impaired notes are notes that the Company estimates it may not be able to collect all amounts due according to the contractual terms of the note agreement, excluding insignificant delays and shortfalls. A specific impairment allowance for losses of $9.7 million was allocated for $43.0 million of impaired notes and other receivables. A specific impairment allowance is recorded for collateral dependent notes and other receivables based on the difference between the estimated net fair value of the collateral and the carrying value of the note and other receivables. As a result, 6.5% of the Company's allowance for losses on receivables was allocated to specific reserves. The remaining $138.6 million (93.5% of the allowance for losses on receivables) is designated for general purposes and represents the Company's best estimate of inherent losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, results of periodic credit reviews and the general state of the economy and airline industry. At June 30, 2002, the Company had $1,673.6 million of guarantees principally from Boeing with respect to its portfolio relating to transactions with a carrying amount of $3,770.9 million (33.8% of total Company portfolio). At December 31, 2001, the carrying amount of impaired notes and other receivables was $195.3 million. The specific impairment allowance for losses at December 31, 2001 was $11.0 million for $55.3 million of impaired notes and other receivables. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Receivables at June 30, 2002 included two airline obligors to which payment extensions had been granted. At June 30, 2002, payments extended amounted to $1.6 million, and the aggregate carrying amount of the related receivables was $182.9 million.

Note 5 -- Investments

Investments deemed available-for-sale and recorded at estimated fair value were $344.0 million and $9.2 million at June 30, 2002 and December 31, 2001, respectively. Investments in securities deemed held-to-maturity and recorded at amortized cost were $158.8 million and $159.0 million at June 30, 2002 and December 31, 2001, respectively.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments.

Available-for-sale and held-to-maturity investments consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                           Gross             Gross
                                   Amortized            Unrealized         Unrealized              Estimated
(Dollars in millions)                  Cost                Gain               Loss                 Fair Value
------------------------------------------------------------------------------------------------------------------
June 30, 2002
Available-for-Sale:
     Equity                     $       4.9       $         1.6         $        (2.8)        $          3.7
     Debt(1)                          334.2                 7.3                  (1.2)                 340.3
Held-to-Maturity:
     Debt(1)                          158.8(2)              4.7                 (73.1)                  90.4
                                ----------------------------------------------------------------------------------
                                $     497.9       $        13.6         $       (77.1)        $        434.4
                                ==================================================================================

December 31, 2001
Available-for-Sale:
     Equity                     $       4.9       $         1.6         $        (1.9)        $          4.6
     Debt(1)                            4.2                 0.4                   -                      4.6
Held-to-Maturity:
     Debt(1)                          159.0                 -                   (53.3)                 105.7
                                ----------------------------------------------------------------------------------
                                $     168.1       $         2.0         $       (55.2)                 114.9
                                ==================================================================================

(1) Primarily consists of pass-through trust certificates, commonly known as enhanced equipment trust certificates ("EETC's"), equipment trust certificates and other trust-related interests.
(2) Of the $158.8 million at June 30, 2002, the Company has $66.0 million in guarantees from Boeing and $1.7 million in guarantees from a third party.


At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20.1 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss. As of June 30, 2002, $0.7 million of that $20.1 million unrealized loss was amortized from accumulated other comprehensive income/loss to other income.

In addition, the Company held an equity security accounted for under the cost method of $1.2 million at June 30, 2002 and December 31, 2001, which was recorded in investments and approximated the fair value of that investment.

At June 30, 2002, maturities of debt investments are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                   Available-for-Sale                           Held-to-Maturity
-----------------------------------------------------------------------------------------------------------------------------
                                              Amortized          Estimated             Amortized              Estimated
(Dollars in millions)                            Cost            Fair Value               Cost                Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Due in less than one year                $          -       $         -           $          -         $           -
Due from one to five years                        325.4             331.5                    3.2                   1.6
Due from six to ten years                           5.0               5.0                    -                     -
Due after ten years                                 3.8               3.8                  155.6                  88.8
                                         ------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------
                                         $        334.2     $       340.3         $        158.8        $         90.4
                                         ====================================================================================

Note 6 -- Debt and Credit Agreements

----------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,            December 31,
(Dollars in millions)                                                                    2002                  2001
----------------------------------------------------------------------------------------------------------------------------
Senior debt:
     Commercial paper                                                                 $    339.8              $    43.4
     Variable rate (three-month LIBOR plus 0.06%) note due 2012                              5.0                    -
     Variable rate (three-month LIBOR plus 0.09%) note due 2002                            472.9                  499.6
     5.65% note due 2006                                                                 1,017.8                1,002.9
     5.75% note due 2007                                                                   745.2                  737.2
     6.10% note due 2011                                                                   765.8                  754.2
     6.50% note due 2012                                                                   737.2                  725.0
     7.10% note due 2005                                                                   498.8                  498.6
     7.375% note due 2010                                                                  527.2                  519.4
     Non-recourse variable rate (one-month LIBOR plus 1.1%)
         note due 2012                                                                      44.7                   45.3
     13.84% - 14.28% Secured notes due through 2003, including
         a premium based on an imputed interest rate of 6.10%                               10.5                   14.2
     3.90% - 6.75% Retail medium-term notes due through 2017                               211.7                    -
     1.92% - 7.64% Medium-term notes due through 2017                                    2,607.3                2,039.2
     Capital lease obligations due through 2008                                            373.1                  392.2
                                                                                  ------------------------------------------
                                                                                         8,357.0                7,271.2
Subordinated debt:
     8.31% medium-term note due 2004                                                        20.0                   20.0
     Non-recourse variable rate note due 2012 (one-month LIBOR
         plus 2.46%)                                                                         4.0                    4.1
                                                                                  ------------------------------------------
                                                                                            24.0                   24.1
                                                                                  ------------------------------------------
                                                                                      $  8,381.0              $ 7,295.3
                                                                                  ==========================================

On February 16, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities. As of December 31, 2001, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes. Effective October 31, 2001, $1.0 billion was allocated to the Company's Series XI medium-term note program. Effective June 20, 2002, the remaining $750.0 million was allocated to the Company's Series XI medium-term note program. As of the filing date hereof, an aggregate amount of $1.0 billion remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date hereof, an aggregate amount of $4.1 billion remains available under this Registration Statement for potential debt issuance which takes into account the $600.0 million issuance on July 25, 2002 of the Company's 5.80% senior notes due 2013.

On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date hereof, the full amount remains available for potential debt issuance.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments. At June 30, 2002, as well as during the period, the Company was in compliance with all its debt covenants.

As of November 23, 2001, $2.0 billion of Boeing's 364-day revolving credit line was made exclusively available to the Company. At June 30, 2002, there were no amounts outstanding under this agreement.

Note 7 -- Preferred Stock

In the second quarter of 2002, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock at a price of $5,000 per share, which is the stock's stated value, plus accrued and unpaid dividends. The Series A Preferred Stock was owned entirely by BCSC.

Note 8 -- Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps under which the Company agrees to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings.

For the six months ended June 30, 2002 and 2001, $1.6 million and $3.1 million, respectively, of losses related to the basis adjustment of certain terminated interest rate swaps and ineffectiveness due to the forward-starting interest rates swaps were recorded in other income.

Cash Flow Hedges

Cash flow hedges used by the Company include certain interest rate swaps. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. As of June 30, 2002 and December 31, 2001, net unrecognized losses of $9.5 million ($6.0 million net of tax) and $9.8 million ($6.3 million net of tax), respectively, were recorded in accumulated other comprehensive income/loss associated with the Company's cash flow hedging transactions. Of these amounts, a net unrecognized loss of $9.2 million ($5.9 million net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

For the six months ended June 30, 2002 and 2001, unrecognized losses (net of tax) included in accumulated other comprehensive income/loss of $0.3 million and $0.8 million, respectively, were reclassified to other income. During the next twelve months, the Company expects to reclassify to other income a loss (net of tax) of $0.5 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. For the six months ended June 30, 2002 and 2001, the interest exchange agreements resulted in gains of $1.1 million and $1.4 million, respectively, and the related interest rate swaps resulted in losses of $2.2 million and $2.3 million, respectively. For the six months ended June 30, 2002 and 2001, unrecognized losses (net of tax) of $0.5 million and $0.1 million, respectively, from accumulated other comprehensive income/loss and gains of $2.1 million and $1.7 million, respectively, from the basis adjustment to underlying liabilities was amortized to other income. During the next twelve months, the Company expects to amortize to other income a $0.9 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $3.4 million gain from the basis adjustment to underlying liabilities.

The Company received a conversion option on notes and warrants in connection with a certain financing transaction. As of June 30, 2002 and December 31, 2001, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $9.4 million and $12.3 million, respectively. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $19.9 million and are being amortized to other income. For the six months ended June 30, 2002 and 2001, the Company amortized gains from the discount on notes receivable to other income of $3.1 million and $0.6 million, respectively. For the six months ended June 30, 2002 and 2001, the conversion feature of the convertible debt and warrants recorded in other assets had changes in fair value, resulting in a reduction of other income of $2.9 million and an addition to other income of $17.6 million, respectively.

Note 9 -- Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Restructuring Requests

Viacao Aerea Rio-Grandense ("VARIG") accounted for $467.5 million and $378.7 million (4.4% and 4.3% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at June 30, 2002 and December 31, 2001, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. Boeing, on behalf of its affiliates, and VARIG have entered into a memorandum of understanding to restructure several existing leases. The parties, including the Company, are currently finalizing the amendments to document the restructure agreement. Certain leases will have their terms extended and rents reduced. Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering $313.5 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on the Company's earnings, cash flows or financial position.

World Airways, Inc. ("World") accounted for $182.3 million and $188.3 million (1.7% and 2.2% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at June 30, 2002 and December 31, 2001, respectively. The Company and World have entered into amendments that restructure two MD-11 aircraft lease agreements. Boeing and McDonnell Douglas Corporation have provided the Company with first loss deficiency guarantees covering $66.4 million of the World obligations. Taking into account these guarantees, the Company does not expect the World transactions to have a material adverse effect on the Company's earnings, cash flows or financial position.

Commitments

At June 30, 2002, the Company had commitments to provide leasing and other financing totaling $1,536.8 million, of which $931.6 million related to commercial aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and BCSC had unfunded commercial aircraft financing commitments existing at June 30, 2002 of an additional $3,565.8 million. It is expected that the Company will ultimately fund a portion of such commitments, subject to receiving any credit enhancements that the Company may require.

In conjunction with prior asset dispositions and certain guarantees, at June 30, 2002, the Company was subject to a maximum contingent liability of $139.3 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Contingent liabilities are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, related to such exposure are not expected to be significant to the Company.

Note 10 -- Segment Information

The Company evaluates the performance of its operating segments based on results of operations. Information about the Company's operations in its different financial operating segments is summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months ended
                                                                                                    June 30,
(Dollars in millions)                                                                        2002               2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
    Aircraft Financial Services                                                       $       362.5          $    287.9
    Commercial Financial Services                                                             117.7               107.0
    Other                                                                                       1.6                 -
                                                                                      --------------------------------------
                                                                                      $       481.8          $    394.9
                                                                                      ======================================

Interest expense (allocated):
    Aircraft Financial Services                                                       $       145.0          $    115.5
    Commercial Financial Services                                                              43.4                50.1
    Other                                                                                       0.7                 -
                                                                                      --------------------------------------
                                                                                      $       189.1          $    165.6
                                                                                      ======================================

Depreciation expense:
    Aircraft Financial Services                                                       $        74.6          $     52.5
    Commercial Financial Services                                                              22.8                16.9
                                                                                      --------------------------------------
                                                                                      $        97.4          $     69.4
                                                                                      ======================================

Income before provision for income taxes:
    Aircraft Financial Services                                                       $       109.8          $    102.7
    Commercial Financial Services                                                              28.6                24.9
                                                                                      --------------------------------------
                                                                                      $       138.4          $    127.6
                                                                                      ======================================

---------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,        December 31,
(Dollars in millions)                                                                        2002              2001
---------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
  Financing leases                                                                    $      3,269.4     $      2,893.7
  Notes and other receivables                                                                1,872.7            1,140.5
  Equipment under operating leases, net of accumulated depreciation                          2,391.2            2,070.5
  Investments                                                                                  504.0              169.4
  Equipment held for sale or re-lease, net of accumulated depreciation                         434.7              396.1
                                                                                      -------------------------------------
                                                                                             8,472.0            6,670.2
                                                                                      -------------------------------------

Commercial Financial Services
  Financing leases                                                                             930.1              776.4
  Notes and other receivables                                                                  892.5              943.3
  Equipment under operating leases, net of accumulated depreciation                            790.6              715.5
  Equipment held for sale or re-lease, net of accumulated depreciation                          22.4               19.1
                                                                                      -------------------------------------
                                                                                             2,635.6            2,454.3
                                                                                      -------------------------------------
Other                                                                                           37.2               37.4
                                                                                      -------------------------------------
                                                                                      $     11,144.8     $      9,161.9
                                                                                      =====================================

Included in the portfolio balances above are $415.3 million and $452.3 million at June 30, 2002 and December 31, 2001, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 11 -- Transactions with Boeing

The Company entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies. Intercompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). For the six months ended June 30, 2002 and 2001, the Company recognized income, net of fees, of $26.1 million and $2.5 million, respectively, under the intercompany guarantee agreements. Other subsidies were also provided by Boeing in the form of interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the six months ended June 30, 2002 and 2001, the Company recognized income of $21.3 million and $1.8 million, respectively, under such subsidies.

Additionally, for the six months ended June 30, 2002 and 2001, the Company recorded revenues of $11.5 million and $7.0 million, respectively, from Boeing, relating to financings.

During the second quarter of 2002, American Airlines returned 24 B-717 aircraft. Boeing guarantees the rental streams of these leases; thus, in effect Boeing became the lessee under these leases. For the six months ended June 30, 2002, the Company recognized $6.5 million of rental income under the guarantee agreement, which amount is included in the $26.1 million of intercompany guarantee agreements mentioned above. Boeing and the Company are in the process of remarketing these aircraft.


Item 2.         Management's Narrative Analysis of Results of Operations

-------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words "aim", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", and other expressions that indicate future events and trends identify forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I and Item 1 of Part II, may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects of the September 11, 2001 terrorist attacks, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company's filings with the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

-------------------------------------------------------------------------------

Overview

The Company's net income was $88.5 million for the six months ended June 30, 2002, compared with net income of $81.3 million for the same period in 2001, an increase of 8.9%. The comparable 2001 results included $42.2 million of revenues and pre-tax earnings on asset sales, and the valuation of warrants and convertible securities in the portfolio. Excluding these items, net income increased this year by 62.7%. The increase in net income is mainly attributable to a 50.9% increase in financing assets and a lower effective interest rate on borrowings, partially offset by the increase in equipment held for sale or re-lease (net of accumulated depreciation) and a higher provision for losses, operating expenses and other expenses.

The Company's portfolio as of June 30, 2002 totaled $11.1 billion, compared with $7.2 billion at the end of the same period in 2001. New business volume totaled $2.0 billion for the six months ended June 30, 2002, compared with the same period in 2001 of $1.5 billion. However, new business volume totaled $890.3 million for the second quarter of 2002, down from the first quarter level of $1.1 billion. As expected, a decline in commercial aircraft financing was partly offset by increased commercial finance activity. Portfolio growth is expected to be moderate in the second half of 2002, and in 2003, as a result of fewer commercial aircraft deliveries.

The Company continues to access multiple funding sources at favorable borrowing rates. Financing-related interest expense for the six months ended June 30, 2002 was $189.1 million, compared with $165.6 million in the prior year. Leverage (debt-to-equity ratio) at June 30, 2002 was 5.2-to-1, down from 6.0-to-1 at the end of the second quarter of 2001 (in line with the decision to lower the Company's debt-to-equity ratio following the terrorist attacks of September 11, 2001 and the resultant impact on the airline industry).

Results of Operations

Revenue from financing assets (financing leases, notes and other receivables and equipment under operating leases, net of accumulated depreciation) increased by $116.0 million or 35.2% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. New business volume and portfolio transfers from Boeing over the last twelve months are primarily responsible for the increased revenues, partially offset by the increase in equipment held for sale or re-lease (net of accumulated depreciation), lower interest earned on floating rate assets and on new business recorded at lower yields reflecting the low interest rate environment.

Investment income increased by $9.0 million or 93.8% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, primarily as a result of new investment volume.

Net gain on disposal decreased by $21.7 million or 77.0% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. This decrease is primarily attributable to $24.0 million of income from a sale within the Aircraft Financial Services portfolio during the second quarter of 2001. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. The range of gain activity is dependent upon the level of residuals on equipment coming off lease, market activity and conditions and the Company's discretion whether to sell. There can be no assurance that the Company will recognize such gains in the future.

Other income decreased by $16.4 million or 58.8% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, primarily due to revaluation gains of $18.2 million on certain warrants and convertible securities in the portfolio recorded in 2001.

Interest expense increased by $23.5 million or 14.2% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase is primarily attributable to higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower leverage.

Depreciation expense (on equipment under operating leases and equipment held for sale or re-lease) increased by $28.0 million or 40.3% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. This increase was primarily attributable to the growth in equipment under operating leases and equipment held for sale or re-lease.

Provision for losses increased by $11.3 million or 185.2% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, primarily as a result of growth in receivables. The provision for losses maintains the allowance for losses at a level deemed by the Company to be adequate to cover inherent losses in receivables.

Operating expenses increased by $6.2 million or 29.1% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. This increase is primarily due to an increase in salaries and training expenses resulting from a 26.1% increase in headcount to support the Company's growth.

Other expenses increased by $7.1 million or 144.9% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. This increase is primarily attributable to a $4.6 million charge for the impairment of long-lived assets and expenses of $1.3 million incurred to maintain and/or refurbish aircraft held for sale or re-lease.

Segment Operations

The Company provides financial services through two primary operating segments:
Aircraft Financial Services and Commercial Financial Services. A third segment, Other, consists of Space and Defense Financial Services. Segment data is based upon the Company's internal organization. Segment financial data is reported based on management responsibility, which is the basis used internally to measure segment performance.

Aircraft Financial Services provides financing to both buy and lease commercial jet airplanes and represents 76.0% of the Company's portfolio. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing airplanes. Aircraft Financial Services also assists Boeing commercial aircraft customers with financial alternatives and advice in support of Boeing products and services, including spare parts, modification and freighter conversions.

Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including business aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment and a wide variety of other industrial and manufacturing equipment. Commercial Financial Services represents 23.6% of the Company's portfolio.

While Boeing has long been in the business of assisting its space and defense customers in finding financing, Space and Defense Financial Services was formed in 2000 to handle funding arrangements for satellites, military airplanes and other advanced technology products. The portfolio represents less than 1.0% of the Company's portfolio.

Aircraft Financial Services

Revenues increased $74.6 million or 25.9% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase was primarily due to a 60.1% growth in financing assets. Part of this growth is attributable to transfers from Boeing. The increase was partially offset by increased equipment held for sale or re-lease (net of accumulated depreciation), lower gains on disposal, gains on warrants and convertible securities recognized in 2001, lower interest earned on floating rate assets and new business recorded at lower yields reflecting the low interest rate environment.

Interest expense (allocated) increased by $29.5 million or 25.5% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase is primarily attributable to higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower leverage.

Depreciation expense increased by $22.1 million or 42.1% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase is attributable to higher equipment under operating leases and equipment held for sale or re-lease.

Income before provision for income taxes increased $7.1 million or 6.9% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The net effect of changes in revenues, interest expense and depreciation expense increased income before provision for income taxes by $23.0 million.

Commercial Financial Services

Revenues increased by $10.7 million or 10.0% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase was primarily due to a 28.0% growth in financing assets. This increase was partially offset by new business recorded at lower yields reflecting the low interest rate environment.

Interest expense (allocated) decreased by $6.7 million or 13.4% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The decrease is primarily attributable to lower effective interest rates and lower leverage, offset by higher debt associated with the growth in the portfolio.

Depreciation expense increased by $5.9 million or 34.9% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase is attributable to higher equipment under operating leases.

Income before provision for income taxes increased $3.7 million or 14.9% for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The net effect of changes in revenues, interest expense and depreciation expense increased income before provision for income taxes by $11.5 million.

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

Over 75% of the Company's portfolio is supported by commercial aircraft and 8.6% of the Company's portfolio is supported by executive aircraft. The effects of the September 11, 2001 terrorist attacks have not had, and the Company believes they are not likely to have, a material adverse impact on the Company's earnings, cash flows or financial position. However, no assurance can be given that such impact will not become material if the economy and the airlines do not recover as the Company presently expects, resulting in significant defaults, repossessions or restructurings at a time when aircraft values or lease rates are significantly depressed. In addition, if the economy and the airlines fail to recover as the Company expects, the Company may find it more difficult to sell or re-lease previously leased aircraft or aircraft that come off lease or are returned prior to lease termination and may be required to hold such aircraft for an extended time. Diminished availability or increased cost of sufficient insurance could cause aircraft to be grounded, or increase risk, if allowed to fly.

Off-Balance Sheet Transactions

The Company has utilized certain special purpose entities in connection with certain aircraft financing transactions. The Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. If accounting pronouncements are amended in accordance with recent public comments made by the FASB in an exposure draft of a proposed interpretation of SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries" and Accounting Research Bulletin No. 51, "Consolidated Financial Statements," it is possible that an estimated $1.1 billion of assets and non-recourse liabilities could be added to the Consolidated Balance Sheet. Other transactions are subject to this exposure draft but the Company's interpretation and analysis is that these transactions will not qualify for consolidation. The actual treatment is subject to change once the final pronouncement is published.


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


Item 5.         Other Information

New Business Volume(1)

New business volume is summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                             Six Months Ended
                                                                                                 June 30,
(Dollars in millions)                                                                     2002             2001
-----------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services(2)                                                      $     1,668.3    $     1,110.9
Commercial Financial Services                                                               362.6            356.6
Other                                                                                         2.1             15.8
                                                                                    -----------------------------------
                                                                                    $     2,033.0    $     1,483.3
                                                                                    ===================================

(1) Excludes transfers from Boeing.
(2) Includes investments of $326.9 million and $3.0 million for the six months ended June 30, 2002 and 2001, respectively.

Five Largest Customers

The following table includes the five largest customers at June 30, 2002, with their related portfolio balances at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------
                                        Net Asset Value       % Total Portfolio(1)   Net Asset Value    % Total Portfolio (1)
-----------------------------------------------------------------------------------------------------------------------------
                                           June 30,              June 30,             December 31,          December 31,
(Dollars in millions)                        2002                  2002                   2001                  2001
-----------------------------------------------------------------------------------------------------------------------------
United Airlines                     $       1,273.6                 11.9%       $         741.8                 8.5%
Boeing                                        835.4                  7.8                  217.9                 2.5
AirTran Holdings, Inc.                        819.9                  7.7                  651.5                 7.5
American Trans Air, Inc.                      479.0                  4.5                  311.0                 3.6
Korean Airlines                               471.0                  4.4                  295.6                 3.4
                                    ----------------------                      -----------------------
                                    $       3,878.9                             $       2,217.8
                                    ======================                      =======================

(1) Excludes equipment held for sale or re-lease, net of accumulated depreciation.


Significant Concentrations

The Company's largest customer, United Airlines ("United"), accounted for $1,273.6 million and $741.8 million (11.9% and 8.5% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at June 30, 2002 and December 31, 2001, respectively. Investments in United equipment trust certificates and other trust-related interests of $79.1 million and $75.7 million at June 30, 2002 and December 31, 2001, respectively, are included in the United portfolio. Based on publicly available reports, United experienced a net loss of $850.0 million for the six months ended June 30, 2002. As a result of continued losses and scheduled debt repayments at United, the Company will continue to assess its exposure based on underlying collateral values supporting transactions, available guarantees from Boeing and the general allowance for losses on receivables. United has applied for a $2.0 billion loan administered by the Airline Transportation Stabilization Board. As of the filing date hereof, United is current on all of its payment obligations to the Company. There could be a material adverse effect on the Company's earnings, cash flows or financial position if United were to default on its obligations to the Company.

The Company's second largest customer, Boeing, accounted for $835.4 million and $217.9 million (7.8% and 2.5% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at June 30, 2002 and December 31, 2001, respectively. During the second quarter of 2002, American Airlines returned 24 B-717 aircraft. Boeing guarantees the rental streams of these leases; thus, in effect Boeing became the lessee under these leases. Boeing and the Company are in the process of remarketing these aircraft.

The Company's third largest customer, AirTran Holdings, Inc. ("AirTran"), accounted for $819.9 million and $651.5 million (7.7% and 7.5% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at June 30, 2002 and December 31, 2001, respectively. Investments in AirTran EETC's and common stock of $42.1 million and $46.4 million at June 30, 2002 and December 31, 2001, respectively, are included in the AirTran portfolio.

Aircraft Financial Services Portfolio

The Aircraft Financial Services portfolio consisted of the following commercial aircraft types(1):

--------------------------------------------------------------------------------------------------------------------------
                                                                                            Held for
                                                           Operating                         Sale or
(Dollars in millions                 Receivables(2)        Leases(2)     Investments(5)     Re-Lease           Total
--------------------------------------------------------------------------------------------------------------------------
June 30, 2002
B-717                              $    1,569.8          $    125.9        $     -            $     -       $  1,695.7
B-737                                     129.3               681.8              -                 19.1          830.2
B-747                                     172.1               270.8              -                  -            442.9
B-757                                     675.9               273.4              -                 35.5          984.8
B-767                                     158.9               192.0              -                 69.7          420.6
B-777                                   1,067.6                 -                -                  -          1,067.6
DC-9(3)                                   128.4                 6.6              -                  -            135.0
MD-80(3)                                  404.2               128.2              -                 18.5          550.9
MD-90(3)                                  123.4                 -                -                 37.6          161.0
DC-10(3)                                   80.5                66.0              -                  3.5          150.0
MD-11(3)                                  269.5               588.7              -                229.6        1,087.8
Other Aircraft(4)                         362.5                57.8              -                 21.2          441.5
Asset Pools(6)                              -                   -              459.8                -            459.8
Other(7)                                    -                   -               44.2                -             44.2
                                ------------------------------------------------------------------------------------------
                                   $    5,142.1          $   2,391.2       $   504.0           $  434.7     $  8,472.0
                                ==========================================================================================

December 31, 2001
B-717                              $    1,390.4          $    128.4        $    -              $    -       $  1,518.8
B-737                                     121.2               583.0             -                  19.2          723.4
B-747                                     135.7               143.6             -                   -            279.3
B-757                                     505.5               186.8             -                  35.5          727.8
B-767                                     162.3               227.2             -                  43.2          432.7
B-777                                     523.9                 -               -                   -            523.9
DC-9(3)                                   151.7                 -               -                   1.1          152.8
MD-80(3)                                  360.9               136.2             -                  13.0          510.1
MD-90(3)                                  124.2                18.7             -                  19.1          162.0
DC-10(3)                                   42.7                50.6             -                  16.6          109.9
MD-11(3)                                  272.0               534.0             -                 231.0        1,037.0
Other Aircraft(4)                         243.7                62.0             -                  17.4          323.1
Asset Pools(6)                              -                   -             128.9                 -            128.9
Other(7)                                    -                   -              40.5                 -             40.5
                                ----------------------------------------------------------------------------------------------
                                   $    4,034.2        $    2,070.5     $     169.4            $   396.1    $  6,670.2
                                ==============================================================================================

(1) Excludes executive aircraft of $961.8 million and $865.8 million at June 30, 2002 and December 31, 2001, respectively, which is included in the Commercial Financial Services portfolio.
(2) Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated. (3) Out of production, but currently supported by Boeing with respect to parts and other services.
(4) Some of these aircraft are out of production, but are supported by the manufacturer or other third parties with respect to parts and other services.
(5) Represents aircraft collateralizing EETC's, equipment trust certificates and other trust-related interests and other investments held by the Company.
(6) Investments are supported by pools of assets secured by various commercial aircraft types. (7) Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

At June 30, 2002, 58.6% of the Aircraft Financial Services portfolio (excluding investments) was comprised of aircraft vintages 2002 through 1998, 16.7% was comprised of aircraft vintages 1997 through 1993, 14.0% was comprised of aircraft vintages 1992 through 1988, 6.6% was comprised of aircraft vintages 1987 through 1983 and 4.1% was comprised of aircraft vintages 1982 and older.

US Airways Group, Inc. filed for bankruptcy-court protection under Chapter 11 in August 2002. This event is not expected to have a material adverse effect on the Company's earnings, cash flows or financial position.

Guarantees

At June 30, 2002, the Company was the beneficiary under $1,673.6 million of guarantees with respect to its portfolio relating to transactions with a carrying amount of $3,770.9 million (33.8% of total Company portfolio). Any guarantee call by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received. The following table summarizes such guarantees:


------------------------------------------------------------------------------------------------------------------------
                                                                  Domestic            Foreign
(Dollars in millions)                                             Airlines            Airlines              Total
------------------------------------------------------------------------------------------------------------------------
Amounts guaranteed by:
  Boeing                                                     $      1,017.1      $       494.4      $       1,511.5
  McDonnell Douglas Corporation                                       107.5               12.0                119.5
  Other(1)                                                             26.9               15.7                 42.6
                                                             -----------------------------------------------------------
                                                             $      1,151.5      $       522.1      $       1,673.6
                                                             ===========================================================

(1) Excludes guarantees made by entities affiliated with the primary obligor.


Guarantee amounts by aircraft type at June 30, 2002 are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Net Asset
                                                                                         Guarantee           Value
(Dollars in millions)
-------------------------------------------------------------------------------------------------------------------------
B-717                                                                                $       762.2      $     1,628.1
Out of production twin-aisle aircraft                                                        423.0              876.8
Out of production single-aisle aircraft                                                      113.4              159.8
Other Boeing and regional aircraft                                                           375.0            1,106.2
                                                                                     ------------------------------------
                                                                                     $     1,673.6      $     3,770.9
                                                                                     ====================================

During the six months ended June 30, 2002, the Company recognized income of $26.1 million, net of fees, under these guarantees, all of which were from Boeing.

The guarantees in favor of the Company are both full and partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement with a third party in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of the Company's losses on aircraft financed by the Company in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering the Company against the lessee's failure to pay rent under the lease agreement.

Portfolio by Region

At June 30, 2002, portfolio net asset values were represented in the following regions:

------------------------------------------------------------------------------------------------------------------------
                              Aircraft           Commercial
                              Financial           Financial                                               % of Total
(Dollars in millions)         Services            Services             Other              Total            Portfolio
------------------------------------------------------------------------------------------------------------------------
Region
United States          $        5,834.3     $       2,123.5     $        37.2    $       7,995.0              71.7%
Europe                            926.9                82.9               -              1,009.8               9.1
Latin America                     774.7               278.8               -              1,053.5               9.5
Asia                              766.6               133.3               -                899.9               8.1
Africa                             92.1                 -                 -                 92.1               0.8
Australia                          67.7                 -                 -                 67.7               0.6
Canada                              9.7                17.1               -                 26.8               0.2
                       -------------------------------------------------------------------------------------------------
                       $        8,472.0     $       2,635.6     $        37.2    $      11,144.8             100.0%
                       =================================================================================================


Item 6.         Exhibits and Reports on Form 8-K

A.    Exhibits

         Exhibit 12      Computation of Ratio of Income to Fixed Charges.

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.    Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of 2002.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                     Boeing Capital Corporation

August 12,2002                       /S/ STEVEN W. VOGEDING
                                     ----------------------------------
                                     Steven W. Vogeding
                                     Vice President and Chief Financial
                                     Officer (Principal Financial Officer) and
                                     Registrant's Authorized Officer




                                     /S/ JILL C. RICHLING
                                     ----------------------------------
                                     Jill C. Richling
                                     Controller (Principal Accounting Officer)