Form 10-Q
period 2002-09-30
BOEING CAPITAL CORP
filed 2002-11-06
CIK 711513

United States
                       Securities and Exchange Commission

--------------------------------------------------------------------------------

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    Form 10-Q



|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common shares outstanding at November 6, 2002:  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                Table of Contents
                                                                            Page

Part I   Financial Information

 Item 1. Financial Statements
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Income.....................................4
         Consolidated Statements of Shareholder's
                Equity and Comprehensive Income................................5
         Consolidated Statements of Cash Flows.................................6
         Notes to Consolidated Financial Statements............................8

 Item 2. Management's Narrative Analysis of Results of Operations.............20

 Item 4. Controls and Procedures..............................................27


Part II  Other Information

 Item 1. Legal Proceedings....................................................27

 Item 5. Other Information....................................................28

 Item 6. Exhibits and Reports on Form 8-K.....................................32

Signatures....................................................................33

                                     Part I
Item 1.         Financial Statements
Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,     December 31,
(Dollars in millions, except stated value and par value)                                  2002              2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                        $         231.6   $          400.2
    Receivables:
      Financing leases                                                                      4,353.8            3,670.1
      Notes and other receivables                                                           2,851.5            2,121.2
                                                                                    ------------------------------------
                                                                                            7,205.3            5,791.3
      Allowance for losses on receivables                                                    (228.3)            (139.5)
                                                                                    ------------------------------------
                                                                                            6,977.0            5,651.8

    Equipment under operating leases, net of accumulated depreciation                       3,297.4            2,786.0
    Investments                                                                               594.8              205.2
    Equipment held for sale or re-lease, net of accumulated depreciation                      438.3              415.2
    Accounts due from Boeing and BCSC                                                          16.1              139.5
    Other assets                                                                              492.8              225.0
                                                                                    ------------------------------------
                                                                                    $      12,048.0   $        9,822.9
                                                                                    ====================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Liabilities:
      Accounts payable and accrued expenses                                         $          79.7   $          129.4
      Other liabilities                                                                       233.9              220.2
      Deferred income taxes                                                                   987.6              807.5
    Debt:
      Senior                                                                                9,114.7            7,271.2
      Subordinated                                                                             24.0               24.1
                                                                                    ------------------------------------
                                                                                           10,439.9            8,452.4
                                                                                    ------------------------------------
    Commitments and contingencies - Note 9

    Shareholder's equity:
      Preferred stock - no par value; authorized 100,000 shares: Series A;
        $5,000 stated value; no shares issued and outstanding at September 30,
        2002, 10,000 shares issued and outstanding
        at December 31, 2001                                                                    -                 50.0
      Common stock - $100 par value; authorized 100,000
        shares; issued and outstanding 50,000 shares                                            5.0                5.0
      Capital in excess of par value                                                        1,057.7              803.8
      Accumulated other comprehensive loss, net of tax                                        (15.3)             (19.1)
      Income retained for growth                                                              560.7              530.8
                                                                                    ------------------------------------
                                                                                            1,608.1            1,370.5
                                                                                    ------------------------------------
                                                                                    $      12,048.0   $        9,822.9
                                                                                    ====================================
See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                Nine months ended
                                                                September 30,                    September 30,
(Dollars in millions)                                         2002             2001             2002           2001
--------------------------------------------------------------------------------------------------------------------------
REVENUES
    Finance lease income                               $      70.4      $      72.8     $       219.4   $       176.7
    Interest income on notes receivable                       61.9             33.7             165.4            97.0
    Operating lease income                                   109.3             68.1             302.0           230.1
    Investment income (loss)                                  (3.8)             5.1              14.8            14.7
    Net gain on disposal                                       -                2.4               6.5            30.6
    Other                                                     (1.8)           (15.1)              9.7            12.8
                                                       -------------------------------------------------------------------
                                                             236.0            167.0             717.8           561.9

    Equity in income (loss) from joint venture               (43.7)             1.7             (43.7)            1.7
                                                       -------------------------------------------------------------------
                                                             192.3            168.7             674.1           563.6
                                                       -------------------------------------------------------------------

EXPENSES
    Interest expense                                         107.9             67.7             297.0           233.3
    Depreciation expense                                      59.4             39.7             156.8           109.1
    Provision for losses                                      83.2              4.5             100.6            10.6
    Operating expenses                                        18.8             10.0              46.3            31.3
    Other                                                     15.8              6.9              27.8            11.8
                                                       -------------------------------------------------------------------
                                                             285.1            128.8             628.5           396.1
                                                       -------------------------------------------------------------------
Income (loss) before provision (benefit) for
income taxes                                                 (92.8)            39.9              45.6           167.5
Provision (benefit) for income taxes                         (35.9)            14.1              14.0            60.4
                                                       -------------------------------------------------------------------
Net income (loss)                                      $     (56.9)     $      25.8     $        31.6   $       107.1
                                                       ===================================================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Shareholder's Equity and Comprehensive Income (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                        Capital in         Other          Income
                                               Preferred      Common     Excess of     Comprehensive     Retained      Comprehensive
(Dollars in millions)                            Stock        Stock      Par Value     Income (Loss)    for Growth        Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                   $    50.0    $    5.0   $      234.5  $          -      $      382.6   $         -
                                             -----------------------------------------------------------------------================
Capital contributions from Boeing                  -            -           569.3             -               -
Net income                                         -            -             -               -             151.7   $      151.7
Cash dividend declared                             -            -             -               -              (3.5)            -
Cumulative effect of accounting change,
     net of tax of $3.3 million                    -            -             -              (5.9)            -             (5.9)
Unrealized loss on derivative instruments,
     net of tax of $0.2 million                    -            -             -              (0.4)            -             (0.4)
Unrealized loss on investments,
     net of tax of $7.2 million                    -            -             -             (12.8)            -            (12.8)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2001                 $    50.0    $    5.0   $      803.8  $        (19.1)   $      530.8   $      132.6
                                             -----------------------------------------------------------------------================
Preferred stock redemption                       (50.0)         -             -               -               -
Capital contributions from Boeing and BCSC         -            -           253.9             -               -
Net income                                         -            -            -                -              31.6   $       31.6
Cash dividends declared                            -            -            -                -              (1.7)           -
Unrealized loss on derivative instruments,
     net of tax of $0.1 million                    -            -            -               (0.3)            -             (0.3)
Unrealized gain on investments,
     net of tax of $1.7 million                    -            -            -                4.1             -              4.1
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2002                $     -      $    5.0   $    1,057.7  $        (15.3)   $      560.7   $       35.4
                                             =======================================================================================

See Notes to Consolidated Financial Statements.


Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

 ----------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended
                                                                                             September 30,
 (Dollars in millions)                                                                  2002              2001
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
      Net income                                                                        $  31.6          $  107.1
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization expense                                       161.4             114.1
              Net gain on disposal                                                         (6.5)            (30.6)
              Provision for losses                                                        100.6              10.6
              Non-cash investment/asset impairment charges                                 74.3               -
              Share-based plans expense                                                     5.0               -
              Deferred income taxes                                                       170.8             237.0
              Change in assets and liabilities:
                   Accrued interest on notes receivable                                   (18.6)            (36.2)
                   Accrued interest on investments                                        (29.9)            (12.7)
                   Accounts with Boeing and BCSC                                          141.4              83.3
                   Other assets                                                           (89.8)             26.5
                   Accounts payable and accrued expenses                                  (50.3)             (1.8)
                   Other liabilities                                                      (17.4)             11.0
              Other, net                                                                   (8.4)            (22.1)
                                                                                  -------------------------------------
                                                                                          464.2             486.2
                                                                                  -------------------------------------
 INVESTING ACTIVITIES
      Net change in short-term leases, notes and other receivables                          6.7              83.7
      Transfer of net assets from Boeing                                                 (185.7)           (859.5)
      Purchase of available-for-sale investments                                         (427.2)            (41.3)
      Principal reduction on available-for-sale investments                                 0.2               0.2
      Principal reduction on held-to-maturity investments                                  18.2               9.9
      Purchase of equipment for operating leases                                         (616.9)           (539.1)
      Proceeds from disposition of equipment and receivables                               93.4             121.3
      Collection of leases, notes and other receivables                                   636.6             476.6
      Origination of leases, notes and other receivables                               (1,726.6)         (1,826.0)
                                                                                  -------------------------------------
                                                                                       (2,201.3)         (2,574.2)
                                                                                  -------------------------------------
 FINANCING ACTIVITIES
      Net change in commercial paper and short-term bank debt                             586.6            (177.2)
      Intercompany debt issuance for transfer of net assets from Boeing                     -               395.6
      Proceeds from issuance of debt                                                    1,851.6           2,390.0
      Repayment of debt                                                                  (867.4)           (704.2)
      Payment of cash dividends                                                            (2.3)             (1.8)
      Capital contributions from Boeing                                                     -               191.2
                                                                                  -------------------------------------
                                                                                        1,568.5           2,093.6
                                                                                  -------------------------------------
 Net increase (decrease) in cash and cash equivalents                                    (168.6)              5.6
 Cash and cash equivalents at beginning of year                                           400.2              48.6
                                                                                  -------------------------------------
 Cash and cash equivalents at end of period                                             $ 231.6          $   54.2
                                                                                  =====================================

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows, continued
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                              September 30,
(Dollars in millions)                                                                    2002               2001
-----------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of receivables (See Note 1)                                               $(110.3)            $ -
                                                                                   ====================================
                                                                                   ====================================
      Addition to available-for-sale investments                                         $  (5.0)            $ -
                                                                                   ====================================
                                                                                   ====================================
      Transfer of accounts with Boeing and BCSC                                          $  37.8             $ -
                                                                                   ====================================
                                                                                   ====================================
      Assumption of debt (See Note 1)                                                    $ 115.3             $ -
                                                                                   ====================================
                                                                                   ====================================
      Mark-to-market for derivatives on underlying debt                                  $ 162.3             $92.0
                                                                                   ====================================
                                                                                   ====================================
      Transfer of net assets from Boeing                                                 $(194.9)            $ -
                                                                                   ====================================
                                                                                   ====================================
      Capital contributions from Boeing and BCSC (See Note 1)                            $ 253.9             102.3
                                                                                   ====================================



-----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                              September 30,

(Dollars in millions)                                                                    2002               2001
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS
    FROM BOEING:
      Receivables                                                                        $(385.6)          $ 859.5)
      Allowance for losses on receivables                                                    2.1              -
      Accounts with Boeing and BCSC                                                         (9.0)             -
      Other liabilities                                                                      0.4              -
      Deferred income taxes                                                                 11.5              -
                                                                                   ------------------------------------
      Transfer of net assets from Boeing                                                 $(380.6)          $(859.5)
                                                                                   ====================================

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 1 -- General

Boeing Capital Corporation (the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of income, shareholder's equity and comprehensive income and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001, which contains the latest available audited consolidated financial statements and notes thereto.

The Company's primary operations include two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. The Company's portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

In the second quarter of 2002, Boeing Capital Services Corporation ("BCSC"), an indirect wholly owned subsidiary of Boeing and parent of the Company, transferred at book value 100% of the outstanding shares of its four other wholly owned subsidiaries to the Company for $67.2 million. The Company received an equity contribution of $44.9 million from BCSC and paid for the remaining balance of $22.3 million in cash. This transfer was not treated as new business volume.

In the second quarter of 2002, Boeing transferred certain aircraft under operating leases and associated liabilities to the Company in the net amount of $71.6 million, which the Company paid for in cash. This transfer was recorded in the Company's financial statements at book value and was not treated as new business volume.

In the first quarter of 2002, a subsidiary of Boeing transferred certain notes receivable secured by commercial aircraft in the amount of $241.8 million to the Company. The amount was paid in the form of a promissory note to Boeing in the aggregate principal amount of $241.8 million. Subsequently, $150.0 million of this note was forgiven by Boeing in the form of equity contributions from Boeing and the remaining $91.8 million was paid in cash. This transfer was recorded in the Company's financial statements at book value and was not treated as new business volume.

In the first quarter of 2002, the Company acquired a note receivable secured by commercial aircraft and assumed related debt each in the amount of $110.3 million. In connection with the acquisition of the note receivable, the Company also received a specific reserve of $53.8 million from Boeing. This acquisition was recorded in the Company's financial statements at book value and $56.5 million was treated as new business volume.

Certain reclassifications of previously reported amounts have been made in the consolidated financial statements to conform to the 2002 presentation.

Note 2 -- Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not change any of the Company's accounting policies, however certain additional financial statement disclosures were required. Such disclosures have been included in the Notes to the Consolidated Financial Statements as of and for the nine months ended September 30, 2002.

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

Note 3 -- Portfolio Quality

------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,      December 31,
(Dollars in millions)                                                                    2002               2001
------------------------------------------------------------------------------------------------------------------------
Receivables:
   Financing leases                                                              $       4,353.8      $     3,670.1
   Notes and other receivables                                                           2,851.5            2,121.2
                                                                                 ---------------------------------------
      Total receivables                                                                  7,205.3            5,791.3

Equipment under operating leases, net of accumulated depreciation                        3,297.4            2,786.0
Investments                                                                                594.8              205.2
Equipment held for sale or re-lease, net of accumulated depreciation                       438.3              415.2
                                                                                 ---------------------------------------
   Total portfolio                                                               $      11,535.8      $     9,197.7
                                                                                 =======================================

Non-performing assets:
   Nonaccrual receivables                                                        $          82.2      $       163.0
   Non-performing equipment under operating leases, net of
      accumulated depreciation                                                              87.6               73.7
   Equipment held for sale or re-lease, net of accumulated depreciation                    438.3              415.2
                                                                                 ---------------------------------------
                                                                                 $         608.1      $       651.9
                                                                                 =======================================

Ratio of nonaccrual receivables to total receivables                                       1.1%                 2.8%
Ratio of total non-performing assets to total portfolio                                    5.3%                 7.1%

At September 30, 2002 and December 31, 2001, receivables greater than 90 days past due with income still accruing, based on the strength of the collateral, were $22.7 million and $33.8 million, respectively. For the nine months ended September 30, 2002, the Company did not receive any significant cash related to the aforementioned receivables. In addition, at September 30, 2002 and December 31, 2001, equipment under operating leases with a carrying amount of $224.9 million and $531.7 million, respectively, had amounts greater than 90 days past due with income still accruing. For the nine months ended September 30, 2002, the Company received cash of $14.3 million related to the aforementioned operating leases.

Note 4 -- Analysis of Allowance for Losses on Receivables

------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,      December 31,
(Dollars in millions)                                                                     2002              2001
------------------------------------------------------------------------------------------------------------------------
Allowance for losses on receivables at beginning of year                                 $ 139.5           $ 136.4
Provision for losses                                                                       100.6              36.3
Write-offs, net of recoveries                                                              (13.9)            (36.5)
Allowance transferred from Boeing                                                            2.1               3.3
                                                                                    ------------------------------------
Allowance for losses on receivables at end of period                                     $ 228.3           $ 139.5
                                                                                    ====================================

Allowance as percent of total receivables                                                    3.2%              2.4%

Net write-offs as percent of average receivables                                             0.2%              0.8%

More than 90 days delinquent:
    Amount of delinquent installments                                                     $ 16.1           $  24.5
   Total receivables due from delinquent obligors                                           71.2             156.1
   Total receivables due from delinquent obligors
       as percent of total receivables                                                       1.0%              2.7%


In September 2002, the Company completed a quarterly assessment of its portfolio assets. The Company's portfolio at the end of the third quarter totaled $11.5 billion, of which $8.8 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in the Company's portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. Each quarter, the Company reviews customer credit ratings, published historical credit default rates and third-party aircraft valuations as a basis to validate the reasonableness of its allowance for losses on receivables. Although there were no significant airline-related receivable write-offs or any deterioration in airline delinquency rates in the portfolio during the third quarter of 2002, the Company determined that an increase in the allowance for losses on receivables was warranted in these circumstances. In September 2002, the Company recorded an additional provision for losses of $75.0 million to strengthen the allowance for losses on receivables. As a result of this adjustment, the allowance at September 30, 2002 increased to 3.2% of total receivables, up from 2.1% at June 30, 2002.

Receivable Write-offs and Recoveries, by Segment

-------------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended          Year ended
                                                                                  September 30,           December 31,
(Dollars in millions)                                                                  2002                   2001
-------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
    Write-offs                                                                   $       2.6               $   13.8
    Recoveries                                                                            -                    (5.0)
                                                                           ----------------------------------------------
                                                                                         2.6                    8.8
                                                                           ----------------------------------------------
Commercial Financial Services
    Write-offs                                                                          12.3                   33.1
    Recoveries                                                                          (1.0)                  (5.4)
                                                                           ----------------------------------------------
                                                                                        11.3                   27.7
                                                                           ----------------------------------------------
                                                                                 $      13.9               $   36.5
                                                                           ==============================================

At September 30, 2002, the carrying amount of impaired notes and other receivables was $171.5 million. Impaired notes are notes on which the Company estimates it may not be able to collect all amounts due under the contractual terms, excluding insignificant delays and shortfalls. A specific impairment allowance for losses of $8.6 million was allocated for $45.0 million of impaired notes and other receivables. A specific impairment allowance is recorded for collateral dependent notes and other receivables based on the difference between the estimated net fair value of the collateral and the carrying value of the note and other receivables. As a result, 3.8% of the Company's allowance for losses on receivables was allocated to specific reserves. The remaining $219.7 million (96.2% of the allowance for losses on receivables) is designated for general purposes and represents the Company's best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, results of periodic credit reviews and the general state of the economy and airline industry. At September 30, 2002, the Company had $2,158.0 million of guarantees principally from Boeing with respect to its portfolio relating to transactions totaling $4,241.5 million (36.7% of total Company portfolio). At December 31, 2001, the carrying amount of impaired notes and other receivables was $195.3 million. The specific impairment allowance for losses at December 31, 2001 was $11.0 million for $55.3 million of impaired notes and other receivables. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 5 -- Investments

Investments deemed available-for-sale and recorded at estimated fair value were $11.0 million and $9.2 million at September 30, 2002 and December 31, 2001, respectively. Investments in securities deemed held-to-maturity and recorded at amortized cost were $571.4 million and $159.0 million at September 30, 2002 and December 31, 2001, respectively.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of the Company's securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, the Company requests spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels over certain benchmark interest rates are estimates based on similar public securities, superior tranches in the transaction or other relevant pricing information.

Available-for-sale and held-to-maturity investments consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                           Gross                 Gross
                                   Amortized            Unrealized            Unrealized            Estimated
(Dollars in millions)                  Cost                Gain                  Loss               Fair Value
------------------------------------------------------------------------------------------------------------------
September 30, 2002 Available-for-Sale:
     Equity                     $       2.4       $         -           $        (0.2)        $          2.2
     Debt(1)                            9.3                 0.1                  (0.6)                   8.8
Held-to-Maturity:
     Debt(1)                          571.4(2)(3)           4.5                (145.8)                 430.1
                                ----------------------------------------------------------------------------------
                                $     583.1       $         4.6         $      (146.6)        $        441.1
                                ==================================================================================

December 31, 2001 Available-for-Sale:
     Equity                     $       4.9       $         1.6         $        (1.9)        $          4.6
     Debt(1)                            4.2                 0.4                   -                      4.6
Held-to-Maturity:
     Debt(1)                          159.0                 -                   (53.3)                 105.7
                                ----------------------------------------------------------------------------------
                                $     168.1       $         2.0         $       (55.2)        $        114.9
                                ==================================================================================

(1) Primarily consists of pass-through trust certificates, commonly known as enhanced equipment trust certificates ("EETC's"), equipment trust certificates and other trust-related interests.
(2) Of the $571.4 million at September 30, 2002, the Company has $92.6 million in guarantees from Boeing and $1.7 million in guarantees from a third party.
(3) Included in the held-to-maturity debt investments are investments in United
    Airlines ("United") equipment trust certificates, which are secured by aircraft on lease to United. Due to declines in values for a period that is now determined to be other than temporary, these investments were written down during the third quarter of 2002 by $13.1 million to their estimated fair value. This write-down was also based on the decline in credit ratings of United, the long-term maturity of the investments, the decline in the underlying aircraft collateral valuations and guarantees on these investments. The Company's remaining amortized cost of these investments at September 30, 2002 of $67.5 million represents the amount that is fully guaranteed by Boeing and for which Boeing has reduced the investments consolidated carrying value to zero. The ultimate realization of these investments will depend upon United continuing to meet its related contractual obligations. United remains current on all of its payment obligations to the Company.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20.1 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss. As of September 30, 2002, $1.1 million of that $20.1 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6.2 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss. At September 30, 2002, $0.5 million of that $6.2 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

The Company also has an investment in a joint venture with a carrying value of $11.2 million and $35.8 million at September 30, 2002 and December 31, 2001, respectively. The joint venture was established to lease and eventually convert 24 B-727 passenger aircraft to full cargo configuration. According to accounting guidelines, long-lived assets held for use are deemed impaired when their carrying value exceeds the sum of the undiscounted cash flows expected to result from the current use and eventual disposition of the asset. Based on the Company's assessment of current market conditions and the average age of the aircraft (averaging over twenty years old), the resulting estimated future cash flows generated from the aircraft in their current passenger configuration are less than the joint venture's carrying value. Accordingly, the Company recorded an impairment loss of $47.9 million for its share of the adjustment to estimated fair market value for the joint venture's B-727 aircraft. The Company's portfolio does not include any B-727 aircraft other than those held through this joint venture.

In addition, the Company held an equity security accounted for under the cost method of $1.2 million at September 30, 2002 and December 31, 2001, which was recorded in investments and approximated the fair value of that investment.

At September 30, 2002, maturities of debt investments are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                   Available-for-Sale                           Held-to-Maturity
-----------------------------------------------------------------------------------------------------------------------------
                                              Amortized          Estimated             Amortized              Estimated
(Dollars in millions)                            Cost            Fair Value               Cost                Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Due in less than one year                $          -       $         -           $     30.1            $         30.1
Due from one to five years                          0.4               0.4                  338.6                 255.4
Due from six to ten years                           5.0               5.0                   56.6                  56.6
Due after ten years                                 3.9               3.4                  146.1                  88.0
                                         ------------------------------------------------------------------------------------
                                         $          9.3     $         8.8         $        571.4        $        430.1
                                         ====================================================================================

Note 6 -- Debt and Credit Agreements

----------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,         December 31,
                                                                                         2002                  2001
(Dollars in millions)
----------------------------------------------------------------------------------------------------------------------------
Senior debt:
     Commercial paper                                                                $     630.1            $      43.4
     Variable rate (three-month LIBOR plus 0.06%) note due 2012                              5.0                    -
     Variable rate (three-month LIBOR plus 0.09%) note due 2002                              -                    499.6
     5.65% note due 2006                                                                 1,041.8                1,002.9
     5.75% note due 2007                                                                   748.0                  737.2
     5.80% note due 2013                                                                   616.0                    -
     6.10% note due 2011                                                                   781.3                  754.2
     6.50% note due 2012                                                                   764.5                  725.0
     7.10% note due 2005                                                                   498.9                  498.6
     7.375% note due 2010                                                                  548.5                  519.4
     Non-recourse variable rate (one-month LIBOR plus 1.1%)
         note due 2012                                                                      44.3                   45.3
     13.84% - 14.28% non-recourse notes due through 2003,
         including a premium based on an imputed interest rate of 6.10%                      7.7                   14.2
     3.15% - 6.75% retail medium-term notes due through 2017                               298.3                    -
     1.85% - 7.64% medium-term notes due through 2017                                    2,770.3                2,039.2
     Capital lease obligations due through 2008                                            360.0                  392.2
                                                                                  ------------------------------------------
                                                                                         9,114.7                7,271.2
                                                                                  ------------------------------------------
Subordinated debt:
     8.31% medium-term note due 2004                                                        20.0                   20.0
     Non-recourse variable rate note due 2012 (one-month LIBOR
         plus 2.46%)                                                                         4.0                    4.1
                                                                                  ------------------------------------------
                                                                                            24.0                   24.1
                                                                                  ------------------------------------------
                                                                                     $   9,138.7            $   7,295.3
                                                                                  ==========================================

On February 16, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities. As of December 31, 2001, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes. Effective October 31, 2001, the Company allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750.0 million under the shelf registration was allocated to this program. As of the filing date hereof, an aggregate amount of $781.5 million remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date hereof, an aggregate amount of $4.0 billion remains available under this Registration Statement for potential debt issuance, which takes into account the July 25, 2002 issuance of $600.0 million 5.80% senior notes due 2013.

On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date hereof, the full amount remains available for potential debt issuance.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments. At September 30, 2002, as well as during the period, the Company was in compliance with all its debt covenants.

As of November 4, 2002, $500.0 million of Boeing's five-year revolving credit line expiring in 2005 was made exclusively available to the Company. As of the above date, $1.5 billion of Boeing's 364-day revolving credit line continues to be exclusively available to the Company. This lengthening of the average term of the credit lines available to the Company improved the Company's liquidity position. At September 30, 2002, there were no amounts outstanding under the 364-day agreement.

Note 7 -- Preferred Stock

In the second quarter of 2002, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock at a price of $5,000 per share, which was the stock's stated value, plus accrued and unpaid dividends. The Series A Preferred Stock was owned entirely by BCSC.

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

Fair Value Hedges

Interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings.

For the nine months ended September 30, 2002 and 2001, $2.2 million and $1.2 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps were recorded in interest expense. For the nine months ended September 30, 2002 and 2001, $5.8 million of losses and $0.7 million of gains, respectively, related to ineffectiveness due to the forward-starting interest rate swaps were recorded in interest expense.

Cash Flow Hedges

Cash flow hedges used by the Company include certain interest rate swaps. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. As of September 30, 2002 and December 31, 2001, net unrecognized losses of $10.3 million ($6.4 million net of tax) and $9.8 million ($6.3 million net of tax), respectively, were recorded in accumulated other comprehensive income/loss associated with the Company's cash flow hedging transactions. Of these amounts, a net unrecognized loss of $9.2 million ($5.9 million net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

For the nine months ended September 30, 2002 and 2001, unrecognized losses (net of tax) included in accumulated other comprehensive income/loss of $0.4 million and $0.9 million, respectively, were reclassified to interest expense. During the next twelve months, the Company expects to reclassify to interest expense a loss (net of tax) of $0.5 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

The Company holds certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are related to derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. For the nine months ended September 30, 2002 and 2001, the interest exchange agreements resulted in gains of $8.4 million and $12.4 million, respectively, and the related interest rate swaps resulted in losses of $9.9 million and $13.6 million, respectively. For the nine months ended September 30, 2002 and 2001, unrecognized losses (net of tax) of $0.8 million and $0.4 million, respectively, from accumulated other comprehensive income/loss and gains of $3.0 million and $2.8 million, respectively, from the basis adjustment to underlying liabilities was amortized to interest expense. During the next twelve months, the Company expects to amortize to interest expense a $0.8 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $3.1 million gain from the basis adjustment to underlying liabilities.

The Company received a conversion option on notes and warrants in connection with a certain financing transaction. As of September 30, 2002 and December 31, 2001, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $3.8 million and $12.3 million, respectively. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $19.9 million and are being amortized to other income. For the nine months ended September 30, 2002 and 2001, the Company amortized gains from the discount on notes receivable to other income of $4.0 million and $1.2 million, respectively. For the nine months ended September 30, 2002 and 2001, the conversion feature of the convertible debt and warrants recorded in other assets had changes in fair value, resulting in a reduction to other income of $8.4 million and $3.7 million, respectively.

Note 9 -- Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Restructuring Requests

United accounted for $1,266.5 million and $741.8 million (11.4% and 8.4% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. United is current on all of its payment obligations to the Company. However, United is experiencing significant financial difficulties as they have disclosed publicly and United has applied to the Airline Transportation Stabilization Board ("ATSB") for $1.8 billion in Federal loan guarantees as part of United's attempt to raise $2.0 billion in new financing. On October 22, 2002, United filed an updated business plan with the ATSB that reportedly contained additional cost reductions beyond that considered in its initial business plan; United also indicated that it was working with its vendors, lessors and lenders on additional measures to improve its financial position. United has recently requested the Company to consider restructuring the payment terms of its existing transactions together with participating in the non-guaranteed portion of the secured ATSB loan. Although the Company has had some discussions with United on its request, it cannot predict whether those discussions will lead to a mutually acceptable restructuring and whether United ultimately will be successful in obtaining the approval for the ATSB loan. While the Company cannot predict the outcome of such discussions, the Company continues to believe that the allowance for losses on receivables is maintained at a level adequate to cover losses in receivables. However, in the event that United defaults on a substantial number of aircraft, there could be a material adverse effect on the Company's earnings, cash flows or financial position until such time as the aircraft are successfully redeployed.

Viacao Aerea Rio-Grandense ("VARIG") accounted for $456.6 million and $378.7 million (4.1% and 4.3% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. Boeing, on behalf of its affiliates, and VARIG have entered into a memorandum of understanding to restructure several existing leases. While some of the lease amendments contemplated by the memorandum of understanding have been executed, others are currently being finalized. Certain leases will have their terms extended and rents reduced. Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering $340.9 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on the Company's earnings, cash flows or financial position.

Commitments

At September 30, 2002, the Company had commitments to provide leasing and other financing totaling $1,299.2 million, of which $860.2 million related to commercial aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and BCSC had unfunded commercial aircraft financing commitments existing at September 30, 2002 of an additional $4,020.2 million. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements from Boeing as the Company may require in order to meet its investment criteria.

In conjunction with prior asset dispositions and certain guarantees, at September 30, 2002, the Company was subject to a maximum contingent liability of $139.4 million; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Contingent liabilities are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, related to such exposure, net of collateral, are not expected to be significant to the Company.

Note 10 -- Segment Information

The Company evaluates the performance of its reporting segments based on results of operations. Information about the Company's operations in its different financial reporting segments is summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                  September 30,
(Dollars in millions)                                                                        2002               2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
    Aircraft Financial Services                                                         $     538.7       $       401.0
    Commercial Financial Services                                                             174.3               160.1
    Other                                                                                       4.8                 0.8
                                                                                      --------------------------------------
                                                                                        $     717.8       $       561.9
                                                                                      ======================================

Interest expense (allocated):
    Aircraft Financial Services                                                         $     230.2      $        174.9
    Commercial Financial Services                                                              63.7                58.3
    Other                                                                                       3.1                 0.1
                                                                                      --------------------------------------
                                                                                        $     297.0       $       233.3
                                                                                      ======================================

Depreciation expense:
    Aircraft Financial Services                                                         $     120.5       $        82.1
    Commercial Financial Services                                                              35.1                27.0
    Other                                                                                       1.2                 -
                                                                                      --------------------------------------
                                                                                        $     156.8       $       109.1
                                                                                      ======================================

Income (loss) before provision (benefit) for income taxes:
    Aircraft Financial Services                                                         $      13.7       $       112.1
    Commercial Financial Services                                                              33.1                55.5
    Other                                                                                      (1.2)               (0.1)
                                                                                      --------------------------------------
                                                                                        $      45.6        $      167.5
                                                                                      ======================================


---------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,      December 31,
(Dollars in millions)                                                                        2002              2001
---------------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services
  Financing leases                                                                    $      3,460.8     $      2,893.7
  Notes and other receivables                                                                1,923.4            1,140.5
  Equipment under operating leases, net of accumulated depreciation                          2,437.2            2,070.5
  Investments                                                                                  594.8              205.2
  Equipment held for sale or re-lease, net of accumulated depreciation                         417.9              396.1
                                                                                      -------------------------------------
                                                                                             8,834.1            6,706.0
                                                                                      -------------------------------------

Commercial Financial Services
  Financing leases                                                                             893.0              776.4
  Notes and other receivables                                                                  891.4              943.3
  Equipment under operating leases, net of accumulated depreciation                            790.9              715.5
  Equipment held for sale or re-lease, net of accumulated depreciation                          20.4               19.1
                                                                                      -------------------------------------
                                                                                             2,595.7            2,454.3
                                                                                      -------------------------------------
Other                                                                                          106.0               37.4
                                                                                      -------------------------------------
                                                                                      $     11,535.8     $      9,197.7
                                                                                      =====================================

Included in the portfolio balances above are $449.0 million and $452.3 million at September 30, 2002 and December 31, 2001, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 11 -- Transactions with Boeing

The Company entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies. Intercompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). For the nine months ended September 30, 2002 and 2001, the Company recognized income, net of fees, of $41.4 million and $7.3 million, respectively, under the intercompany guarantee agreements. Other subsidies were also provided by Boeing in the form of interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the nine months ended September 30, 2002 and 2001, the Company recognized income of $34.4 million and $2.4 million, respectively, under such subsidies.

During the second quarter of 2002, American Airlines returned 24 B-717 aircraft. Boeing guarantees a substantial portion of the rental streams of these aircraft; thus, in effect Boeing became the lessee under these leases. For the nine months ended September 30, 2002, the Company recognized $18.2 million of rental income under the guarantee agreement, which amount is included in the $41.4 million of intercompany guarantee agreements mentioned above. On October 23, 2002, Boeing announced that AirTran Holdings, Inc. ("AirTran") signed an agreement with the Company to lease 22 of the 24 aircraft returned by American Airlines. The aircraft are scheduled for delivery in 2003. The remaining two aircraft were placed on lease during October 2002.

Additionally, for the nine months ended September 30, 2002 and 2001, the Company recorded revenues of $22.0 million and $10.1 million, respectively, relating to financings made to Boeing by the Company.


Item 2.         Management's Narrative Analysis of Results of Operations

--------------------------------------------------------------------------------
Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words "aim", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", and other expressions that indicate future events and trends identify forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of such statements may include, but not be limited to, the effects of the September 11, 2001 terrorist attacks, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, residual values and various business environment trends. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company's filings with the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks and their continuing impact on the airline industry, the capital equipment requirements of United States domestic and foreign businesses, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults by customers, regulatory uncertainties and legal proceedings.

--------------------------------------------------------------------------------

Airline Industry Conditions

The terrorist attacks of September 11, 2001 had a significant negative impact on U.S. and world economies that had been in a downturn at the time of the attacks. In particular, the airline industry has been materially and adversely impacted, especially U.S. airlines and foreign airlines with significant operations in the U.S. While there were significant reductions in traffic subsequent to September 11, 2001, trends through the second quarter of 2002 indicated that air travel growth was improving. However, that trend stalled in the third quarter and airlines, especially major U.S. domestic airlines, continued to incur significant losses during the third quarter even in light of efforts to mitigate the impacts of reduced travel demands.

In addition, in the third quarter of 2002, a number of major U.S. domestic airlines announced that they were undertaking additional significant capacity reductions involving numerous aircraft types. Additional downgrades by rating agencies impacted several key domestic airlines included in the Company's portfolio. U.S. Airways filed for bankruptcy protection and United, the Company's largest customer, announced that it might also seek protection in bankruptcy under certain conditions.

The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Similar declines in aircraft lease rates have also occurred as a result of reduced demand and excess aircraft.

The continuing decline in airline credit condition, increased exposure in the Company's portfolio resulting from the decline in value of collateral and decreasing lease rates were primarily responsible for the Company recognizing certain non-cash charges that reduced earnings by $149.0 million on a pre-tax basis in the third quarter of 2002.

Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates will make it difficult to sell or redeploy such aircraft. The Company intends to closely monitor factors impacting its aircraft portfolio.

Overview

The Company's net income was $31.6 million for the nine months ended September 30, 2002, compared with net income of $107.1 million for the same period in 2001, a decrease of 70.5%. The decrease is primarily attributable to pre-tax non-cash charges of $149.0 million recorded to strengthen the allowance for losses on receivables and to recognize impairment of certain assets in the Company's portfolio. These charges reflect continuing pressure on airline credit ratings as well as collateral values, particularly for older and/or out-of-production aircraft types in the Company's financing portfolio. Excluding the $149.0 million pre-tax charge, net income for the nine months ended September 30, 2002 would have increased by $94.2 million to $125.8 million. A 43.6% increase in financing assets and lower interest expense - caused by lower leverage and lower interest rates - is primarily responsible for this increase. Offsetting the increase are lower net gains on disposals and higher depreciation related to the growth in equipment under operating leases and equipment held for re-lease.

The $149.0 million consists of:
  - A pre-tax provision for losses of $75.0 million to increase the allowance for losses on receivables,
  - A $47.9 million pre-tax impairment loss on an investment in a joint venture that recorded an impairment of equipment held for re-lease,
  - A specific pre-tax impairment of $13.1 million related to a long-held investment in equipment trust certificates securitized by aircraft on lease to United, and
  - Additional pre-tax charges totaling $13.0 million primarily attributable to valuations of certain regional turboprops and other portfolio assets.

The Company's portfolio at September 30, 2002 totaled $11.5 billion, compared with $8.0 billion at September 30, 2001. New business volume of $4.2 billion and net asset transfers from Boeing of $719.5 million, offset by portfolio runoff, are responsible for the increase in the portfolio between September 30, 2001 and September 30, 2002. New business volume was $2.8 billion for the nine months ended September 30, 2002 compared with $2.5 billion during the same period in 2001. New business volume was $742.7 million for the third quarter of 2002, down from $890.3 million for the previous quarter. New business volume is expected to be moderate through 2003 as a result of reduced demand for commercial aircraft financings.

Results of Operations

Revenue from financing leases, notes and other receivables and equipment under operating leases, net of accumulated depreciation is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                  September 30,
(Dollars in millions)                                                                         2002              2001
--------------------------------------------------------------------------------------------------------------------------
Finance lease income                                                                 $        219.4      $       176.7
Interest income on notes receivable                                                           165.4               97.0
Operating lease income                                                                        302.0              230.1
                                                                                     -------------------------------------
                                                                                     $        686.8      $       503.8
                                                                                     =====================================

Revenue from financing leases, notes and other receivables and equipment under operating leases, net of accumulated depreciation increased by $183.0 million or 36.3% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. New business volume and portfolio transfers from Boeing over the last twelve months are primarily responsible for the increased revenues. The increase is partially offset by lower interest earned on floating rate assets as well as on new business recorded at lower rates that reflect the current low interest rate environment.

Investment income (loss) increased by $0.1 million or 1.0% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The investment portfolio grew by $367.4 million over the last twelve months. The increase in earnings from this growth was primarily offset by an impairment of $13.1 million related to a long-held investment in equipment trust certificates securitized by aircraft on lease to United. These debt investments were classified as held-to-maturity and declined in value for a period that was determined to be other than temporary. The write-down was based on the decline in credit ratings of United, the long-term maturity of the investments, the decline in the underlying aircraft collateral valuations and guarantees on these investments. The ultimate realization of these investments will depend upon United continuing to meet its related contractual obligations. United remains current on all of its payment obligations to the Company. Additionally, the Company recognized a $2.5 million write-down on a common stock investment. Excluding the $15.6 million pre-tax charges, investment income for the nine months ended September 30, 2002 would have increased by $15.7 million or 106.8%, compared with the nine months ended September 30, 2001.

Net gain on disposal decreased by $24.1 million or 78.8% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. This decrease is primarily attributable to a $24.0 million gain on sale within the Aircraft Financial Services portfolio during the second quarter of 2001. These gains are sporadic in nature and depend in part on market conditions at the time of disposal and the Company's decision to sell or re-lease when equipment is returned. The range of gain activity is dependent upon the level of residuals on equipment coming off lease, market activity and conditions and the Company's discretion whether to sell. There can be no assurance that the Company will recognize such gains in the future.

Other income decreased by $3.1 million or 24.2% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Lower intercompany interest income and higher realized losses on derivatives, offset by higher commitment and broker fee income are primarily responsible for the decrease.

Equity in income (loss) from joint venture decreased by $45.4 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The Company holds an investment in a joint venture that was established to lease and eventually convert 24 B-727 passenger aircraft to full cargo configuration. According to accounting guidelines, long-lived assets held for use are deemed impaired when their carrying value exceeds the sum of the undiscounted cash flows expected to result from use in the current configuration and eventual disposition of the asset. Based on the Company's assessment of current market conditions and the average age of the aircraft (averaging over twenty years old), the resulting estimated future cash flows generated from the aircraft in their current passenger configuration are less than the joint venture's carrying value. Accordingly, the Company recorded an impairment loss of $47.9 million for its share of the adjustment to estimated fair market value for the joint venture's B-727 aircraft. Additionally, a $1.2 million loss from operations in the joint venture was recognized and $5.5 million of fees received were applied as a basis adjustment to the carrying amount of the investment. The Company's portfolio does not include any B-727 aircraft other than those held through this joint venture.

Interest expense increased by $63.7 million or 27.3% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower leverage, is primarily responsible for the increase.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) increased by $47.7 million or 43.7% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Growth in equipment under operating leases and equipment held for re-lease is primarily responsible for the increase.

Provision for losses increased by $90.0 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. In addition to the general provision related to portfolio growth, the increase includes a $75.0 million provision to increase and strengthen the allowance for losses on receivables. The provision for losses maintains the allowance for losses at a level deemed by the Company to be adequate for covering losses in receivables.

Each quarter, the Company reviews customer credit ratings, published historical credit default rates and third-party aircraft valuations as a basis to validate the reasonableness of its allowance for losses on receivables. As previously noted, airline credit ratings have deteriorated. Published sources and recent market transactions also indicate that values for various aircraft types used as collateral in the Company's portfolio remain depressed. Although there were no significant airline-related receivable write-offs or any deterioration in airline delinquency rates in the portfolio during the third quarter of 2002, the Company determined that an increase in the allowance for losses on receivables was warranted in these circumstances.

Operating expenses, which consists of general and administrative expenses, increased $15.0 million or 47.9% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Increased compensation and travel expenses of $13.7 million resulting from an increase in headcount to support the Company's growth is primarily responsible for the increase.

Other expenses increased by $16.0 million or 135.6% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The increase is primarily attributable to an $11.6 million charge for the impairment of long-lived assets. A $2.3 million increase in aircraft remarketing expenses and expenses to maintain and refurbish aircraft held for sale or re-lease also contributed to the increase.

Provision (benefit) for income taxes decreased by $46.4 million or 76.8% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Lower pre-tax income and increased extraterritorial income and foreign sales corporation benefits are primarily responsible for the decrease.

Segment Operations

The Company provides financial services through two primary reporting segments:
Aircraft Financial Services and Commercial Financial Services. Other is comprised of Space and Defense Financial Services. The determination of segments is based upon the Company's internal organization.

Aircraft Financial Services provides financing to buy or lease commercial jet airplanes and represents 76.6% of the Company's total portfolio. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing airplanes. Aircraft Financial Services also assists Boeing commercial aircraft customers with financial alternatives and advice in support of Boeing products and services, including modification and freighter conversions.

Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including business aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment and a wide variety of other industrial and manufacturing equipment. Commercial Financial Services represents 22.5% of the Company's total portfolio.

While Boeing has long been in the business of assisting its space and defense customers in finding financing, Space and Defense Financial Services was formed in 2000 to handle funding arrangements for satellites, military airplanes and other advanced technology products. This portfolio represents less than 1.0% of the Company's total portfolio.

Aircraft Financial Services

Revenues increased $137.7 million or 34.3% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. A larger portfolio, resulting from new business volume and portfolio transfers from Boeing over the last twelve months, is primarily responsible for the increased revenues. The increase was offset by lower gains on disposal, impairment related to a long-held investment in equipment trust certificates securitized by aircraft on lease to United, lower gains on warrants and convertible securities, increased non-performing assets, write-down of residual values, lower interest earned on floating rate assets as well as on new business recorded at lower rates that reflect the current low interest rate environment.

Interest expense (allocated) increased by $55.3 million or 31.6% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower leverage, is primarily responsible for the increase.

Depreciation expense increased by $38.4 million or 46.8% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Growth in equipment under operating leases and equipment held for re-lease is primarily responsible for the increase.

Income (loss) before provision (benefit) for income taxes decreased $98.4 million or 87.8% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. In addition to the aforementioned items, income before provision (benefit) for income taxes was reduced by:
  - $9.1 million general provision for portfolio growth and $67.6 million of provision for losses to increase and strengthen the allowance for losses on receivables,
  - $47.9 million pre-tax impairment loss on an investment in a joint venture that recorded an impairment of equipment held for re-lease,
  -   $6.4 million charge for impairment of long-lived assets related to certain regional turboprops,
  - $2.3 million increase in aircraft remarketing expenses and expenses to maintain and refurbish aircraft held for sale or re-lease, and
  - Increased compensation and travel expenses resulting from an increase in headcount to support growth.

Commercial Financial Services

Revenues increased by $14.2 million or 8.9% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. A larger portfolio, resulting from new business volume, is primarily responsible for the increased revenues. This increase was partially offset by lower interest earned on floating rate assets as well as on new business recorded at lower rates that reflect the current low interest rate environment.

Interest expense (allocated) increased by $5.4 million or 9.3% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. Higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower leverage is primarily responsible for the increase.

Depreciation expense increased by $8.1 million or 30.0% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The increase is attributable to higher equipment under operating leases.

Income (loss) before provision (benefit) for income taxes decreased $22.4 million or 40.4% for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. In addition to the aforementioned items, income before provision (benefit) for income taxes was reduced by:
  - $6.9 million general provision for portfolio growth and $7.4 million of provision for losses to increase and strengthen the allowance for losses on receivables
  - $5.2 million charges for impairment of equipment under operating leases and equipment held for re-lease, and - Increased compensation and travel expenses resulting from an increase in headcount to support growth.

Capital Resources and Liquidity

The Company attempts to fund its business such that scheduled receipts from the portfolio will generally correspond to its expenses and debt payments as they become due. The Company satisfies a significant portion of its cash requirements from diversified global funding sources and is not dependent on any one lender. The Company increased the diversification of its borrowing this year by adding retail medium-term note and foreign medium-term note programs as funding sources.

During the first three quarters of 2002, the Company issued $1.9 billion in new senior debt, primarily to finance new business. The Company also relies on the issuance of commercial paper as a short-term funding source. During 2002, the Company's commercial paper balances ranged from zero outstanding to $631.0 million, with a weighted average yield of 1.93% and a daily average outstanding balance for the period of $239.0 million. Commercial paper borrowings totaled $630.1 million at September 30, 2002, and were supported by the Company's $2.0 billion of unused credit facility.

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments and fixed-rate notes, as well as related swaps, the unhedged exposure to interest rate risk is not material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates.

As of November 4, 2002, $500.0 million of Boeing's five-year revolving credit line expiring in 2005 was made exclusively available to the Company. As of the above date, $1.5 billion of Boeing's 364-day revolving credit line continues to be exclusively available to the Company. This lengthening of the average term of the credit lines available to the Company improved the Company's liquidity position. At September 30, 2002, there were no amounts outstanding under the 364-day agreement.

On February 16, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities. As of December 31, 2001, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes. Effective October 31, 2001, the Company allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750.0 million under the shelf registration was allocated to this program. As of the filing date hereof, an aggregate amount of $781.5 million remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, the Company filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date hereof, an aggregate amount of $4.0 billion remains available under this Registration Statement for potential debt issuance, which takes into account the July 25, 2002 issuance of $600.0 million 5.80% senior notes due 2013.

On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date hereof, the full amount remains available for potential debt issuance.

The provisions of the most restrictive debt covenant prohibit the payment of cash dividends by the Company to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments. At September 30, 2002, as well as during the period, the Company was in compliance with all its debt covenants.

The Company has the following Moody's Investors Service credit ratings: short-term, P-2; senior debt, A3. The Company has the following Fitch Ratings' credit ratings: short-term, F-1; senior debt, A+. The Company has the following Standard & Poor's credit ratings: short-term, A-1; senior debt, A+. On October 4, 2002, Standard & Poor's affirmed its single A+ rating for the Company.

Financing-related interest expense for the nine months ended September 30, 2002 was $297.0 million, compared with $233.3 million in the prior year. Leverage (debt-to-equity ratio) at September 30, 2002 was 5.7-to-1, down from 5.9-to-1 at the end of the third quarter of 2001, but up from 5.2-to-1 at the end of the second quarter of 2002. The ratio at September 30, 2002 was higher than previously expected primarily due to the pre-tax charges of $149.0 million taken in the third quarter of 2002.

The Company has significant liquidity requirements. The Company believes that, absent a severe or prolonged economic downturn resulting in defaults materially in excess of those provided for, receipts from the portfolio, together with the committed credit facility, are expected to cover expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines and term borrowings does not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that allow for a reasonable return on new business.

At September 30, 2002, the Company had commitments to provide leasing and other financing totaling $1,299.2 million, of which $860.2 million related to commercial aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized.

Boeing and BCSC had unfunded commercial aircraft financing commitments existing at September 30, 2002 of an additional $4,020.2 million. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements from Boeing as the Company may require in order to meet its investment criteria.

Off-Balance Sheet Transactions

The Company has utilized certain special purpose entities in connection with certain aircraft financing transactions. The Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. In June 2002, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries" and Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Public FASB meetings since June 2002 indicate that there likely will be substantive changes made to the published exposure draft prior to finalization. Any revision to the current treatment of these special purpose entities will be determined when the final pronouncement is issued.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


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


Item 5.         Other Information

New Business Volume(1)

New business volume is summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                              September 30,
(Dollars in millions)                                                                     2002             2001
-----------------------------------------------------------------------------------------------------------------------
Aircraft Financial Services(2)                                                      $     2,214.9    $     1,887.7
Commercial Financial Services                                                               474.8            619.2
Other                                                                                        86.0              3.6
                                                                                    -----------------------------------
                                                                                    $     2,775.7    $     2,510.5
                                                                                    ===================================

(1) Excludes transfers from Boeing.
(2) Includes investments of $432.2 million and $15.1 million for the nine months ended September 30, 2002 and 2001, respectively.



Five Largest Customers

The following table includes the five largest customers at September 30, 2002, with their related portfolio balances at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------
                                        Net Asset Value           % Total           Net Asset Value            % Total
                                                               Portfolio(1)                                 Portfolio(1)
-----------------------------------------------------------------------------------------------------------------------------
                                         September 30,         September 30,          December 31,          December 31,
(Dollars in millions)                        2002                  2002                   2001                  2001
-----------------------------------------------------------------------------------------------------------------------------
United                              $       1,266.5                 11.4%       $         741.8                   8.4%
AirTran                                       928.6                  8.4                  651.5                   7.4
Boeing                                        907.9                  8.2                  217.9                   2.5
American Trans Air
  Holdings Corp.                              600.0                  5.4                  311.0                   3.5
Korean Airlines                               463.6                  4.2                  295.6                   3.4
                                    ----------------------                      -----------------------
                                    $       4,166.6                             $       2,217.8
                                    ======================                      =======================

(1) Excludes equipment held for sale or re-lease, net of accumulated depreciation.


Significant Concentrations

The Company's largest customer, United, accounted for $1,266.5 million and $741.8 million (11.4% and 8.4% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. Investments in United equipment trust certificates and other trust-related interests of $67.5 million and $75.7 million at September 30, 2002 and December 31, 2001, respectively, are included in the United portfolio. These investments, securitized by aircraft on lease to United, have declined in value for a period that is now determined to be other than temporary. As a result, during the third quarter of 2002, these investments were written down by $13.1 million to their estimated fair value. This write-down was based on the decline in credit ratings of United, the long-term maturity of the investments, the decline in the underlying aircraft collateral valuations and guarantees on these investments. The ultimate realization of these investments will depend upon United continuing to meet its related contractual obligations. The remaining investments of $67.5 million at September 30, 2002 are fully guaranteed by Boeing. Based on publicly available reports, United experienced a net loss of $889.0 million for the nine months ended September 30, 2002. As a result of continued losses and scheduled debt repayments at United, the Company will continue to assess its exposure based on underlying collateral values supporting transactions, available guarantees from Boeing and the general allowance for losses on receivables. As of the filing date hereof, United is current on all of its payment obligations to the Company. However, United is experiencing significant financial difficulties as they have disclosed publicly and United has applied to the Airline Transportation Stabilization Board ("ATSB") for $1.8 billion in Federal loan guarantees as part of United's attempt to raise $2.0 billion in new financing. On October 22, 2002, United filed an updated business plan with the ATSB that reportedly contained additional cost reductions beyond that considered in its initial business plan; United also indicated that it was working with its vendors, lessors and lenders on additional measures to improve its financial position. United has recently requested the Company to consider restructuring the payment terms of its existing transactions together with participating in the non-guaranteed portion of the secured ATSB loan. Although the Company has had some discussions with United on its request, it cannot predict whether those discussions will lead to a mutually acceptable restructuring and whether United ultimately will be successful in obtaining the approval for the ATSB loan. While the Company cannot predict the outcome of such discussions, the Company continues to believe that the allowance for losses on receivables is maintained at a level adequate to cover losses in receivables. However, in the event that United defaults on a substantial number of aircraft, there could be a material adverse effect on the Company's earnings, cash flows or financial position until such time as the aircraft are successfully redeployed.

The Company's second largest customer, AirTran, accounted for $928.6 million and $651.5 million (8.4% and 7.4% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. Investments in AirTran EETC's and common stock of $41.7 million and $46.4 million at September 30, 2002 and December 31, 2001, respectively, are included in the AirTran portfolio. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 aircraft returned by American Airlines. The aircraft are scheduled for delivery in 2003.

The Company's third largest customer, Boeing, accounted for $907.9 million and $217.9 million (8.2% and 2.5% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. During the second quarter of 2002, American Airlines returned 24 B-717 aircraft. Boeing guarantees a substantial portion of the rental streams of these aircraft; thus, in effect Boeing became the lessee under these leases. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 aircraft returned by American Airlines. The aircraft are scheduled for delivery in 2003. The remaining two aircraft were placed on lease during October 2002.

The Company's fourth largest customer, American Trans Air Holdings Corp. ("ATA"), accounted for $600.0 million and $311.0 million (5.4% and 3.5% of total Company portfolio, excluding equipment held for sale or re-lease, net of accumulated depreciation) at September 30, 2002 and December 31, 2001, respectively. An investment in ATA preferred stock (including accrued dividends) of $31.3 million and $30.1 million at September 30, 2002 and December 31, 2001, respectively, is included in the ATA portfolio. Based on publicly available reports, ATA experienced a net loss of $114.1 million for the nine months ended September 30, 2002. As of the filing date hereof, ATA is current on all of its payment obligations to the Company. ATA has applied for a loan administered by the ATSB and expects to meet the conditions set by the ATSB to fund this loan.

Aircraft Financial Services Portfolio

The Aircraft Financial Services portfolio consisted of the following commercial aircraft types(1):

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Held for
                                                           Operating                             Sale or
(Dollars in millions                 Receivables(2)        Leases(2)       Investments(5)       Re-Lease           Total
-----------------------------------------------------------------------------------------------------------------------------
September 30, 2002
B-717                                $  1,669.0            $   124.5        $    -                  $   -        $ 1,793.5
B-737                                      98.8                670.8             -                     19.4          789.0
B-747                                     216.7                248.6             -                      -            465.3
B-757                                     801.1                295.2             -                     35.1        1,131.4
B-767                                     158.9                270.9             -                     69.4          499.2
B-777                                   1,087.2                  -               -                      -          1,087.2
DC-9(3)                                   120.7                  6.6             -                      1.2          128.5
MD-80(3)                                  396.4                121.8             -                     18.2          536.4
MD-90(3)                                  119.5                  -               -                     37.4          156.9
DC-10(3)                                   76.2                 62.4             -                      3.5          142.1
MD-11(3)                                  267.2                576.2             -                    224.2        1,067.6
Other Aircraft(4)                         372.5                 60.2             -                      9.5          442.2
Asset Pools(6)                              -                    -             551.3                    -            551.3
Other(7)                                    -                    -              43.5                    -             43.5
                                ---------------------------------------------------------------------------------------------
                                     $  5,384.2            $ 2,437.2        $  594.8                $ 417.9      $ 8,834.1
                                =============================================================================================

December 31, 2001
B-717                                $  1,390.4            $  128.4         $   -                   $   -        $ 1,518.8
B-737                                     121.2               583.0             -                      19.2          723.4
B-747                                     135.7               143.6             -                       -            279.3
B-757                                     505.5               186.8             -                      35.5          727.8
B-767                                     162.3               227.2             -                      43.2          432.7
B-777                                     523.9                 -               -                       -            523.9
DC-9(3)                                   151.7                 -               -                       1.1          152.8
MD-80(3)                                  360.9               136.2             -                      13.0          510.1
MD-90(3)                                  124.2                18.7             -                      19.1          162.0
DC-10(3)                                   42.7                50.6             -                      16.6          109.9
MD-11(3)                                  272.0               534.0             -                     231.0        1,037.0
Other Aircraft(4)                         243.7                62.0             -                      17.4          323.1
Asset Pools(6)                              -                   -             164.7                     -            164.7
Other(7)                                    -                   -              40.5                     -             40.5
                                ---------------------------------------------------------------------------------------------
                                     $  4,034.2            $2,070.5         $ 205.2                 $ 396.1      $ 6,706.0
                                =============================================================================================

(1) Excludes executive aircraft of $987.5 million and $865.8 million at September 30, 2002 and December 31, 2001, respectively, which is included in the Commercial Financial Services portfolio.
(2) Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.
(3) Out of production, but currently supported by Boeing with respect to parts and other services.
(4) Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.
(5) Represents aircraft collateralizing EETC's, equipment trust certificates and other trust-related interests and other investments held by the Company.
(6) Investments are supported by asset pools secured by various commercial aircraft types.
(7) Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

At September 30, 2002, 59.1% of the Aircraft Financial Services portfolio (excluding investments) was comprised of aircraft vintages 2002 through 1998, 15.8% was comprised of aircraft vintages 1997 through 1993, 14.3% was comprised of aircraft vintages 1992 through 1988, 6.0% was comprised of aircraft vintages 1987 through 1983, 3.7% was comprised of aircraft vintages 1982 and older, and 1.1% of portfolio is unsecured.

US Airways Group, Inc. filed for bankruptcy-court protection under Chapter 11 in August 2002. The Company does not have any significant exposure related to US Airways Group, Inc.

Guarantees

At September 30, 2002, the Company was the beneficiary under $2,158.0 million of guarantees with respect to its portfolio relating to transactions totaling $4,241.5 million (36.8% of total Company portfolio). Any guarantee call by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received. The following table summarizes such guarantees:


------------------------------------------------------------------------------------------------------------------------
                                                              Domestic        Foreign         Domestic
(Dollars in millions)                                         Airlines       Airlines        Equipment         Total
------------------------------------------------------------------------------------------------------------------------
Amounts guaranteed by:
  Boeing                                                  $     1,572.4  $      392.8    $        36.9   $     2,002.1
  McDonnell Douglas Corporation                                   100.4          15.6              -             116.0
  Other(1)                                                         25.7          14.2              -              39.9
                                                          --------------------------------------------------------------
                                                          $     1,698.5  $      422.6    $        36.9   $     2,158.0
                                                          ==============================================================

(1) Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type or equipment at September 30, 2002 are summarized as follows:


-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Net Asset
(Dollars in millions)                                                                    Guarantee           Value
--------------------------------------------------------------------------------------------------------------------------
B-717                                                                                $     1,022.3      $     1,726.8
Out of production twin-aisle aircraft                                                        417.1              860.3
Out of production single-aisle aircraft                                                      110.7              156.4
Other Boeing and regional aircraft                                                           571.0            1,461.1
Other equipment                                                                               36.9               36.9
                                                                                     -------------------------------------
                                                                                     $     2,158.0      $     4,241.5
                                                                                     =====================================

During the nine months ended September 30, 2002, the Company recognized income of $41.4 million, net of fees, under these guarantees, all of which were from Boeing.

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

Portfolio by Region

At September 30, 2002, portfolio net asset values were represented in the following regions:


------------------------------------------------------------------------------------------------------------------------
                              Aircraft           Commercial
                              Financial           Financial                                               % of Total
(Dollars in millions)         Services            Services             Other              Total            Portfolio
------------------------------------------------------------------------------------------------------------------------
Region
United States          $        6,120.9     $       2,093.4     $       106.0    $       8,320.3              72.1%
Europe                            956.7                83.4               -              1,040.1               9.0
Latin America                     757.7               269.4               -              1,027.1               8.9
Asia                              817.7               132.2               -                949.9               8.2
Africa                             88.9                 -                 -                 88.9               0.8
Australia                          66.8                 -                 -                 66.8               0.6
Canada                             25.4                17.3               -                 42.7               0.4
                       -------------------------------------------------------------------------------------------------
                       $        8,834.1     $       2,595.7     $       106.0    $      11,535.8             100.0%
                       =================================================================================================


Item 6.         Exhibits and Reports on Form 8-K

A.    Exhibits

 Exhibit 12      Computation of Ratio of Income to Fixed Charges.

 Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 Exhibit 99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Exhibit 99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.    Reports on Form 8-K

         1. Form 8-K dated July 17, 2002, to release earnings for the quarterly period ended June 30, 2002.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.



                                      Boeing Capital Corporation

November 6, 2002                      /S/ STEVEN W. VOGEDING
                                      ----------------------------------
                                      Steven W. Vogeding
                                      Vice President and Chief Financial
                                      Officer (Principal Financial Officer)and
                                      Registrant's Authorized Officer




                                      /S/ JILL C. RICHLING
                                      ----------------------------------
                                      Jill C. Richling
                                      Controller (Principal Accounting Officer)