Form 10-K
period 2002-12-31
BOEING CAPITAL CORP
filed 2003-02-27
CIK 711513

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2002

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from              to

        Commission File Number 0-10795

BOEING CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-2564584 (I.R.S. Employer Identification No.)

500 Naches Ave., SW, 3rd Floor • Renton, Washington 98055
(Address of principal executive offices)

(425) 393-2914
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $100 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        No Common Stock is held by non-affiliates of the registrant.

        Common shares outstanding at February 27, 2003: 50,000 shares

        Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

*
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part I

Item 1. Business

GENERAL

        Boeing Capital Corporation (together with its subsidiaries, the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations at December 31, 2002 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. The Company also assists Boeing in arranging and structuring transactions to meet the financing needs of its commercial aircraft and space and defense customers. The principal executive offices of the Company are located in Renton, Washington.

        The Company's portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

        The Company attempts to fund its business such that scheduled receipts from the portfolio will generally correspond to its expenses and debt payments as they become due. The Company satisfies a significant portion of its cash requirements from diversified global funding sources and is not dependent on any one lender. The Company increased the diversification of its borrowing this year by adding retail and foreign medium-term note programs and securitizations as funding sources. The Company plans to finance future activities through internally generated funds, issuance of debt and commercial paper and securitization programs. The Company believes it has adequate liquidity and access to the capital markets to allow the Company to fulfill its commitments.

        Information on the Company's principal segments is included in the following tables:

New Business Volume(1)

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Aircraft Financial Services	$2,787.4	$2,930.5	$1,001.7	$7.0	$201.6
Commercial Financial Services	539.5	936.5	710.7	664.9	491.0
Other	88.2	39.4	—	—	—

	$3,415.1	$3,906.4	$1,712.4	$671.9	$692.6

(1)
Excludes transfers from Boeing, unless new financing occurred in current year.

Portfolio Balances

	December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Aircraft Financial Services	$9,110.8	$6,706.0	$3,542.5	$1,459.3	$1,626.3
Commercial Financial Services	2,538.1	2,454.8	1,913.3	1,520.7	1,237.1
Other	113.3	36.9	—	—	—

	$11,762.2	$9,197.7	$5,455.8	$2,980.0	$2,863.4

        Other is comprised of Space and Defense Financial Services, which provides lease and loan financing and advisory services for military-related products and commercial space systems.

        The following table summarizes the net change in total Company portfolio over the last three years:

(Dollars in millions)	2002	2001	2000
New business volume	$3,415.1	$3,906.4	$1,712.4
Financing assets transferred from Boeing(1)	385.6	583.1	1,312.2
Asset run-off	(1,012.8)	(597.9)	(452.2)
Depreciation expense	(223.4)	(149.7)	(96.6)

Net change in portfolio balance	$2,564.5	$3,741.9	$2,475.8

(1)
Excluding $359.5 million in 2001, which was accounted for as new business volume.

Impact of Boeing's Customer Financing Consolidation

        In 2000, Boeing began consolidating all of Boeing's aircraft customer financing portfolio into the Company. The financing portfolio consisted of lease and loan agreements and the related receivables and assets.

        During the first quarter of 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000, as well as the various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's aircraft customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). This transfer was not accounted for as new business volume. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company assumed Boeing's deferred taxes with respect to the Portfolio. The promissory notes were paid in full during the third quarter of 2000.

        During 2001, the Company acquired certain tangible assets and liabilities of Boeing and certain subsidiaries of Boeing. The net assets transferred were $780.1 million, with equity contributions of $375.1 million. Of the transfers, $359.5 million was accounted for as new business volume, representing new financing in 2001.

        During 2002, the Company acquired certain tangible assets and liabilities of Boeing and certain subsidiaries of Boeing. The net assets transferred were $380.6 million, with equity contributions of $194.9 million. These transfers were not treated as new business volume as they did not represent new financing in 2002.

AIRCRAFT FINANCIAL SERVICES SEGMENT

        Aircraft Financial Services, primarily located at the Company's headquarters in Renton, Washington, provides financing to buy or lease commercial jet airplanes and represented 77.5% of the Company's total portfolio at December 31, 2002. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing airplanes. Aircraft Financial Services assists Boeing commercial aircraft customers in arranging financing. This segment also operates in four international offices: Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; and Hong Kong, China. The Company's strategy is to generate and participate in finance transactions in which the Company's transaction structuring and financial expertise can provide satisfactory returns on its invested capital and to assist in arranging financing for Boeing's customers. Aircraft Financial Services also invests in used aircraft for lease to commercial airlines where such investments can be structured to provide a satisfactory return on invested capital. The Aircraft Financial Services portfolio also includes investments in pass-through certificates, such as Enhanced Equipment Trust Certificates ("EETCs"). These investments principally relate to subordinated tranches of the pass-through arrangements.

Current Commercial Aircraft Market Conditions

        The airline industry has been impacted by the worldwide economic downturn that began in 2000 and is continuing. In addition, the industry suffered a tremendous shock from the terrorist attacks on September 11, 2001, especially the major U.S. domestic airlines. Air travel volume in most regions of the world has not recovered to 2000 levels and passenger revenue yields remain depressed, which have negatively impacted profitability of the industry, especially full service domestic carriers. Additional costs related to strengthening airline security in the aftermath of September 11, 2001 have also impacted domestic airline profitability. European full service airlines are performing somewhat better, while Asian carriers are clearly the strongest. Most low cost carriers are financially healthier than their full service counterparts.

        The domestic airline industry lost an estimated $11.0 billion during 2002. Two major domestic carriers, U.S. Airways and United Airlines, declared bankruptcy. Most other major airlines are also restructuring by reducing flights, parking aircraft, and implementing cost savings initiatives, including attempting to renegotiate current labor contracts and lease and financing agreements, in an attempt to generate acceptable profit margins.

        Airline industry conditions directly impact the Company in terms of the number of new aircraft deliveries and financing opportunities, the ability of existing customers to meet current payment obligations, and the value of aircraft in its portfolio. In addition, traditional financing sources such as EETCs and leveraged leases may not be available to airlines in the near term, potentially increasing the necessity of the Company to finance aircraft deliveries to airlines that are unable to otherwise obtain financing. The Company attempts to mitigate the increased credit risk on such lender of last resort financing by reducing the amount financed on an individual aircraft, adjusting payment profiles, cross-collateralizing to other transactions and/or utilizing other risk mitigation techniques.

        The continuing decline in the credit condition of airline customers, the decline in the value of aircraft collateral, and depressed lease rates were primarily responsible for the Company recognizing non-cash charges in 2002 to strengthen its allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructuring at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft.

        A war with Iraq would likely cause a further reduction in airline traffic. The impact of such a conflict on the airline industry would likely depend upon its duration; a prolonged conflict in the region could materially impact the already weak demand for air travel and could also increase the price of jet fuel. Likewise, air travel demand may also be negatively impacted by additional terrorist threats or attacks.

        Aircraft owned or financed by the Company may become significantly less valuable due to the discontinuation of existing aircraft models or the introduction of new aircraft models that may be more economical to operate, the aging of particular aircraft or technological obsolescence.

        For a discussion of specific customers within the Aircraft Financial Services portfolio, see "Significant Concentrations and Restructurings."

Factors Affecting Aircraft Financial Services Volume

        At December 31, 2002, the Aircraft Financial Services segment had commitments to provide leasing and other financing related to commercial aircraft totaling $479.5 million. Of the $479.5 million of commercial aircraft commitments, up to $179.5 million may be funded in less than one year and an additional $300.0 million may be funded in one to three years. Additionally, Boeing and Boeing Capital Services Corporation (see "Relationship with Boeing and Boeing Capital Services Corporation") had unfunded commercial aircraft financing commitments of $2,898.0 million at December 31, 2002. The Company anticipates that not all these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, up to $1,428.0 million may be funded in less than one year, an additional $1,449.0 million may be funded in one to three years and an additional $21.0 million may be funded after five years. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements or other guarantee support from Boeing as the Company may require in order to meet its underwriting and investment criteria.

        The Company generally enters into agreements or commitments to purchase commercial aircraft only when such aircraft are subject to a signed lease contract or signed commitment letter from an airline.

        The following table lists information on new business volume(1) by product type for the Company's Aircraft Financial Services segment:

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
Financing leases	$949.9	$1,519.7	$25.8
Notes and other receivables	863.5	940.0	201.0
Equipment under operating leases	527.0	423.5	745.1
Investments	447.0	47.3	29.8

	$2,787.4	$2,930.5	$1,001.7

(1)
Excludes transfers from Boeing, unless new financing occurred in current year.

Aircraft Financial Services Portfolio

        The Aircraft Financial Services portfolio consisted of the following aircraft types(1) at December 31:

(Dollars in millions)	Receivables(2)	Operating Leases(2)	Investments(5)	Held for Sale or Re-Lease	Total
2002
B-717	$1,837.7	$122.6	$—	$—	$1,960.3
B-737	81.0	704.7	—	19.4	805.1
B-747	240.4	246.8	—	—	487.2
B-757	819.6	332.6	—	23.1	1,175.3
B-767	319.0	309.2	—	25.4	653.6
B-777	1,076.5	—	—	—	1,076.5
DC-9(3)	95.2	6.4	—	—	101.6
MD-80(3)	390.9	117.7	—	18.0	526.6
MD-90(3)	118.7	—	—	35.5	154.2
DC-10(3)	61.8	56.9	—	3.5	122.2
MD-11(3)	174.7	717.1	—	152.4	1,044.2
Other Aircraft and Equipment(4)	418.0	58.2	—	10.2	486.4
Asset Pools(6)	—	—	474.4	—	474.4
Other(7)	—	—	43.2	—	43.2

	$5,633.5	$2,672.2	$517.6	$287.5	$9,110.8

2001
B-717	$1,390.4	$128.4	$—	$—	$1,518.8
B-737	121.2	583.0	—	19.2	723.4
B-747	135.7	143.6	—	—	279.3
B-757	505.5	186.8	—	35.5	727.8
B-767	162.3	227.2	—	43.2	432.7
B-777	523.9	—	—	—	523.9
DC-9(3)	151.7	—	—	1.1	152.8
MD-80(3)	360.9	136.2	—	13.0	510.1
MD-90(3)	124.2	18.7	—	19.1	162.0
DC-10(3)	42.7	50.6	—	16.6	109.9
MD-11(3)	272.0	534.0	—	231.0	1,037.0
Other Aircraft and Equipment(4)	243.7	62.0	—	17.4	323.1
Asset Pools(6)	—	—	164.7	—	164.7
Other(7)	—	—	40.5	—	40.5

	$4,034.2	$2,070.5	$205.2	$396.1	$6,706.0

2000
B-717	$134.1	$112.5	$—	$—	$246.6
B-737	98.2	328.8	—	—	427.0
B-747	91.2	—	—	—	91.2
B-757	187.9	143.2	—	—	331.1
B-767	151.0	285.8	—	—	436.8
B-777	48.2	—	—	—	48.2
DC-9(3)	30.9	—	—	6.6	37.5
MD-80(3)	226.3	124.1	—	12.6	363.0
MD-90(3)	162.7	—	—	—	162.7
DC-10(3)	33.7	38.3	—	19.1	91.1
MD-11(3)	276.7	659.6	—	—	936.3
Other Aircraft and Equipment(4)	109.0	58.0	—	20.2	187.2
Asset Pools(6)	—	—	128.6	—	128.6
Other(7)	—	—	55.2	—	55.2

	$1,549.9	$1,750.3	$183.8	$58.5	$3,542.5

(1)
Excludes executive aircraft of $949.5 million, $865.8 million and $507.5 million at December 31, 2002, 2001 and 2000, respectively, which are included in the Commercial Financial Services portfolio.

(2)
Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(3)
Out of production, but currently supported by Boeing with respect to parts and other services.

(4)
Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.

(5)
Represents aircraft collateralizing EETCs, equipment trust certificates ("ETCs") and other trust-related interests and other investments held by the Company.

(6)
Investments are supported by asset pools secured by various commercial aircraft types.

(7)
Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

        At December 31, 2002, the Company owned 317 commercial aircraft and had partial ownership or security interest in an additional 223 aircraft, including those owned in joint ventures, EETC and other investment transactions.

        At December 31, 2002, $8,106.9 million (94.3%) of the Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

        At December 31, 2002, the Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2002–1998	60.4%
1997–1993	15.2
1992–1988	14.4
1987–1983	5.8
1982 and older	3.5
Secured by other collateral	0.7

100.0%

Aircraft Financial Services Portfolio by Product Type and Location

	December 31,
(Dollars in millions)
	2002	2001	2000
Financing leases:
Domestic	$3,379.9	$2,622.6	$844.8
Foreign	290.0	271.1	240.1

	3,669.9	2,893.7	1,084.9

Notes and other receivables:
Domestic	1,407.3	746.5	118.9
Foreign	556.3	394.0	346.1

	1,963.6	1,140.5	465.0

Equipment under operating leases (net of accumulated depreciation):
Domestic	618.7	491.2	355.1
Foreign	2,053.5	1,579.3	1,395.2

	2,672.2	2,070.5	1,750.3

Investments:
Domestic	513.3	200.6	179.8
Foreign	4.3	4.6	4.0

	517.6	205.2	183.8

Equipment held for sale or re-lease (net of accumulated depreciation):
Domestic	287.5	396.1	58.5

	$9,110.8	$6,706.0	$3,542.5

Aircraft Financial Services Guarantees

        At December 31, 2002, the Company was the beneficiary under $2,662.6 million of guarantees with respect to the Aircraft Financial Services portfolio relating to transactions totaling $4,135.8 million. Any guarantee calls by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

        The guarantees in favor of the Company are both full and partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of the Company's losses on aircraft financed by the Company in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering the Company against the lessee's failure to pay rent under the lease agreement or the Company's ability to re-lease these aircraft at or above a specified rent level.

        The following table summarizes such guarantees:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,180.8	$455.1	$2,635.9
Other(1)	18.1	8.6	26.7

	$2,198.9	$463.7	$2,662.6

(1)
Excludes guarantees made by entities affiliated with the primary obligor.

        Guarantee amounts by aircraft type at December 31, 2002 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,196.6	$1,894.9
Out of production twin-aisle aircraft	445.7	833.4
Out of production single-aisle aircraft	104.7	145.0
Other Boeing and regional aircraft	915.6	1,262.5

	$2,662.6	$4,135.8

        During the year ended December 31, 2002, the Company recognized income of $60.1 million under these guarantees, all of which were from Boeing. Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded charges of $226.0 million for the year ended December 31, 2002, related to asset impairments and adjustments to its allowance for losses on receivables in the Company's portfolio.

Significant Concentrations and Restructurings

        A substantial portion of the Company's total portfolio is concentrated among the Aircraft Financial Services customers. Four of the Aircraft Financial Services customers each accounted for more than 5.0% of the total Company portfolio at December 31, 2002.

        The following table includes the five largest Aircraft Financial Services customers at December 31, 2002, with their related portfolio balances at December 31, 2001:

	December 31, 2002		December 31, 2001
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
United	$1,190.2	10.1%	$741.8	8.1%
AirTran	1,068.7	9.1	651.5	7.1
Boeing(1)	878.4	7.5	217.9	2.4
ATA	610.6	5.2	311.0	3.4
Hawaiian	476.1	4.0	330.3	3.6

	$4,224.0		$2,252.5

(1)
Includes $251.0 million and $126.7 million of portfolio related to Commercial Financial Services and Other at December 31, 2002 and 2001, respectively.

        At December 31, 2002 and 2001, the Company's largest customer, United Airlines ("United"), accounted for $1,190.2 million and $741.8 million, respectively, of total Company portfolio. At December 31, 2002, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s.

        United filed for Chapter 11 bankruptcy protection on December 9, 2002. Although on February 7, 2003 United agreed to perform under the loan agreements securing the B-767s and B-777s bringing its payments under those agreements current, negotiations with United continue on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements under which United has agreed to perform, as well as to the B-757 transactions. So long as United remains in bankruptcy, United has the right to reject or abandon its transactions with the Company. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company's earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

        At December 31, 2002 and 2001, the Company's second largest customer, AirTran Holdings, Inc. ("AirTran"), accounted for $1,068.7 million and $651.5 million, respectively, of total Company portfolio. Investments in AirTran EETCs, securities convertible into common stock and common stock aggregating $40.0 million and $46.4 million at December 31, 2002 and 2001, respectively, are also included in the AirTran portfolio. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 B-717 aircraft returned by American Airlines, Inc. ("American"). The aircraft are scheduled for delivery in 2003.

        At December 31, 2002 and 2001, the Company's third largest customer, Boeing, accounted for $878.4 million and $217.9 million, respectively, of total Company portfolio. The majority of this customer's balance is related to the Aircraft Financial Services portfolio. During the second quarter of 2002, American returned 24 B-717 aircraft. Boeing guarantees a substantial portion of the rental streams of these aircraft; thus, in effect, Boeing became the lessee under these leases. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 aircraft returned by American. The aircraft are scheduled for delivery in 2003. The remaining two aircraft were placed on lease to another airline during October 2002.

        At December 31, 2002 and 2001, the Company's fourth largest customer, American Trans Air Holdings Corp. ("ATA"), accounted for $610.6 million and $311.0 million, respectively, of total Company portfolio. An investment in ATA mandatorily redeemable preferred stock with a face amount of $50.0 million is also included in the ATA portfolio at its carrying value. On November 20, 2002, ATA received a loan of $168.0 million administered by the Airline Transportation Stabilization Board

("ATSB"). Based on publicly available reports, ATA experienced a net loss of $169.3 million for the year ended December 31, 2002.

        At December 31, 2002 and 2001, the Company's fifth largest customer, Hawaiian Holdings, Inc. ("Hawaiian"), accounted for $476.1 million and $330.3 million, respectively, of total Company portfolio. Hawaiian's results for the year ended December 31, 2002 were not publicly available as of the filing date. Hawaiian has requested a significant restructuring of its transactions with the Company. If Hawaiian defaults under these transactions or a significant restructuring occurs, it may result in a material adverse impact on the Company's earnings, cash flows or financial position.

        At December 31, 2002 and 2001, one of the Company's ten largest customers, American, accounted for $381.3 million and $987.4 million, respectively, of total Company portfolio. Based on publicly available reports, American experienced a net loss of $3.5 billion for the year ended December 31, 2002. At December 31, 2002, the American portfolio consisted of leases of 39 MD-83s, four MD-82s, two B-757s and subordinated debt in one B-777. In addition, Boeing has provided backstop loan financing for 2003 deliveries that are comprised of nine B-767 and two B-777 aircraft in the maximum amount of $575.0 million. The backstop loan financing for the final delivery payments that may be exercised on individual deliveries at the option of American is secured by the delivered aircraft. As of the filing date, American has exercised the option for delivery financing on three B-767 aircraft. The Company believes that such delivery payment loans are adequately collateralized.

        As part of American's internal restructuring and cost reduction initiatives, American has recently publicly stated its intention to approach its labor unions, aircraft lessors, lenders and suppliers for cost reductions. The Company has recently been requested to reduce lease rates on certain American leases. The Company is in the process of evaluating this request and has not yet formulated a response.

        At December 31, 2002 and 2001, another one of the Company's ten largest customers, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $451.9 million and $378.7 million, respectively, of total Company portfolio. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. Boeing, on behalf of its affiliates, and VARIG entered into a memorandum of understanding to restructure several existing leases in 2001. Some of the lease amendments contemplated by the memorandum of understanding are still being finalized. Certain leases will have their terms extended and rents reduced. VARIG is not current on payments due under its transactions with the Company. On November 25, 2002, VARIG announced that its board of directors resigned after a major stakeholder of VARIG rejected an accord to renegotiate $900.0 million of debt. VARIG also announced that the airline will undergo a restructuring effort and that it may enter into a merger with TAM Linhas Aereas, SA, another major Brazilian airline. Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering $338.9 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on the Company's earnings, cash flows or financial position.

        The Company has reviewed its obligations due from its customers for collectibility and has established specific or general allowances as deemed necessary by the Company. A number of the Company's customers, including several of its larger customers, have requested a restructuring of their transactions with the Company. While the Company has not reached agreement on any restructuring requests that would have a material adverse impact on the Company's earnings, cash flows or financial position, there can be no assurance that such requests, negotiations or defaults (including bankruptcies) by the Company's customers will not have a material adverse impact on the Company's earnings, cash flows or financial position.

COMMERCIAL FINANCIAL SERVICES SEGMENT

        Commercial Financial Services offers lease and loan financing, secured primarily by personal property. In addition, Commercial Financial Services participates in senior secured bank loans. Commercial Financial Services seeks to obtain business through direct solicitation by its marketing personnel and maintains its principal operations in Long Beach, California with marketing offices in Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; Long Beach, California; Austin, Texas; Boston, Massachusetts; Baltimore, Maryland; and New York, New York. Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Terms are generally between three and ten years, and transaction sizes usually range between $5.0 million and $50.0 million. Commercial Financial Services represented 21.6% of the Company's total portfolio at December 31, 2002.

Current Commercial Finance Market Conditions

        The commercial finance market has been negatively affected by the sluggish global economy. This environment has resulted in a decline in capital expenditures and overall customer credit degradation.

        The Commercial Financial Services portfolio is diversified with no one industry comprising a majority of the portfolio. Executive aircraft and manufacturing equipment represented 37.4% and 21.7%, respectively, of the Commercial Financial Services portfolio at December 31, 2002; however, these equipment types are financed over a wide range of industries, and no other equipment type represented more than 10.0% of the Commercial Financial Services portfolio. The new business volume for Commercial Financial Services fell from $936.5 million to $539.5 million from 2001 to 2002 primarily as a result of the current economic climate.

Factors Affecting Commercial Financial Services Volume

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

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
Financing leases	$245.0	$146.1	$151.0
Notes and other receivables	191.4	355.2	407.7
Equipment under operating leases	103.1	435.2	152.0

	$539.5	$936.5	$710.7

        New business volume related to business with foreign lessees or borrowers was $22.3 million (4.1%), $332.5 million (35.5%) and $99.0 million (13.9%) for 2002, 2001 and 2000, respectively. For discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings."

        At December 31, 2002, Commercial Financial Services had commitments to provide leasing and other financing of $81.4 million. The Company anticipates that not all these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, it would occur in less than one year.

Commercial Financial Services Portfolio

        Portfolio balances for the Company's Commercial Financial Services segment are summarized as follows:

	December 31,
(Dollars in millions)
	2002	2001	2000
Financing leases	$879.9	$776.4	$585.7
Notes and other receivables	875.4	943.8	884.3
Equipment under operating leases, net of accumulated depreciation	759.5	715.5	400.7
Equipment held for sale or re-lease, net of accumulated depreciation	23.3	19.1	42.6

	$2,538.1	$2,454.8	$1,913.3

CONSOLIDATED PORTFOLIO

Portfolio Quality

	December 31,
(Dollars in millions)
	2002	2001	2000
Receivables:
Financing leases	$4,549.8	$3,670.1	$1,670.6
Notes and other receivables	2,877.7	2,121.2	1,349.3

	7,427.5	5,791.3	3,019.9
Equipment under operating leases, net of accumulated depreciation	3,506.3	2,786.0	2,151.0
Investments	517.6	205.2	183.8
Equipment held for sale or re-lease, net of accumulated depreciation	310.8	415.2	101.1

Total portfolio	$11,762.2	$9,197.7	$5,455.8

Non-performing assets:
Nonaccrual receivables	$171.5	$163.0	$20.8
Non-performing equipment under operating leases, net of accumulated depreciation	62.8	73.7	2.0
Equipment held for sale or re-lease, net of accumulated depreciation	310.8	415.2	101.1

	$545.1	$651.9	$123.9

Ratio of nonaccrual receivables to total receivables	2.3%	2.8%	0.7%
Ratio of total non-performing assets to total portfolio	4.6%	7.1%	2.3%

        At December 31, 2002, 2001 and 2000, receivables greater than 90 days past due with income still accruing, based on the strength of the collateral, were $1.6 million, $33.8 million and $116.8 million, respectively. For the year ended December 31, 2002, the Company did not receive any significant cash related to the 2002 receivables. In addition, at December 31, 2002, 2001 and 2000, equipment under operating leases with a carrying amount of $19.2 million, $531.7 million and $94.4 million, respectively, had amounts greater than 90 days past due with income still accruing. For the year ended December 31, 2002, the Company received cash of $4.6 million related to the 2002 operating leases.

Allowance For Losses On Receivables and Credit Loss Experience

	December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Allowance for losses on receivables at beginning of year	$139.5	$136.4	$60.7	$62.1	$55.9
Provision for losses	136.2	36.3	10.2	7.4	7.4
Write-offs, net of recoveries	(17.8)	(36.5)	(12.4)	(8.8)	(2.5)
Allowance transferred from Boeing and BCSC	2.1	3.3	77.9	—	—
Other	—	—	—	—	1.3

Allowance for losses on receivables at end of year	$260.0	$139.5	$136.4	$60.7	$62.1

Allowance as percent of total receivables	3.5%	2.4%	4.5%	2.9%	3.3%
Net write-offs as percent of average receivables	0.3%	0.8%	0.5%	0.4%	0.1%
More than 90 days delinquent:
Amount of delinquent installments	$14.5	$24.5	$8.7	$0.1	$0.1
Total receivables due from delinquent obligors	$51.1	$156.1	$129.2	$0.8	$1.0
Total receivables due from delinquent obligors as a percentage of total receivables	0.7%	2.7%	4.3%	0.1%	0.1%

        The Company's portfolio at the end of 2002 totaled $11.8 billion, of which $8.5 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in the Company's portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. Each quarter, the Company reviews customer credit ratings, published historical credit default rates and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. Although there were no significant airline-related receivable write-offs in 2002, the Company determined that an increase in the allowance for losses on receivables was warranted in light of deteriorating customer credit ratings and liquidity, as well as the decline in aircraft values. At December 31, 2002, United was not 90 days delinquent and therefore not included in the delinquency amounts. During 2002, the Company recorded an additional provision for losses of $100.0 million to strengthen the allowance for losses on receivables. As a result of these adjustments, the allowance at December 31, 2002 increased to 3.5% of total receivables, up from 2.4% at December 31, 2001.

Receivable Write-Offs and Recoveries, by Segment

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Aircraft Financial Services:
Write-offs	$6.6	$13.8	$—	$—	$—
Recoveries	—	(5.0)	—	—	—

	6.6	8.8	—	—	—

Commercial Financial Services:
Write-offs	12.3	33.1	14.2	9.0	2.6
Recoveries	(1.1)	(5.4)	(1.8)	(0.2)	(0.1)

	11.2	27.7	12.4	8.8	2.5

	$17.8	$36.5	$12.4	$8.8	$2.5

        A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        At December 31, 2002, the carrying amount of impaired receivables was $1,367.2 million. Of the $1,367.2 million, receivables from United represented $1,190.2 million, of which $1,097.2 million of these receivables related to B-767 and B-777 aircraft financed for United. The Company believes this amount is adequately collateralized; therefore, no specific reserve has been established. Impaired receivables of $145.7 million had specific impairment allowance for losses of $49.8 million. As a result, 19.2% of the Company's allowance for losses on receivables was allocated to specific reserves. The remaining $210.2 million (80.8% of the allowance for losses on receivables) is designated for general purposes and represents the Company's best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry. As of December 31, 2002, the Company had $2,724.7 million of guarantees principally from Boeing with respect to the portfolio relating to transactions totaling $4,197.9 million (35.7% of total Company portfolio). At December 31, 2001, the carrying amount of impaired receivables was $195.3 million. The specific impairment allowance for losses at December 31, 2001 was $11.0 million for $55.3 million of impaired receivables. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Cross-Border Outstandings

        The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk"—economic and political risk factors specific to the country of the borrower that may affect the borrower's ability or willingness to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include changes in exchange rates and the possibility of insufficient foreign exchange and/or restrictions on its availability or funds transfer.

        At December 31, 2002, 24.1% of the total Company portfolio consisted of net amounts due from customers outside the United States. These amounts are payable in U.S. dollars. Overall, the Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The following table represents the countries in which the Company's cross-border outstandings exceeded 0.75% of consolidated assets, net of domestic guarantees, security deposits and maintenance reserves. Domestic guarantees were $455.1 million, $274.2 million and $384.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(Dollars in millions)
			Equipment Under Operating Leases
Country	Financing Leases	Notes and Other Receivables		Investments	Total	% of Total Portfolio
2002
South Korea	$—	$263.2	$325.9	$—	$589.1	5.0%
United Kingdom	—	179.8	353.8	—	533.6	4.5
Mexico	128.3	107.8	84.3	—	320.4	2.7
Brazil	49.3	12.5	193.6	4.3	259.7	2.2
Austria	—	—	123.9	—	123.9	1.1
China	—	—	97.3	—	97.3	0.8

	$177.6	$563.3	$1,178.8	$4.3	$1,924.0	16.3%

2001
South Korea	$—	$164.8	$277.5	$—	$442.3	4.8%
United Kingdom	—	166.5	216.8	—	383.3	4.2
Mexico	137.2	115.9	87.4	—	340.5	3.7
Brazil	50.4	14.2	238.8	4.6	308.0	3.3
Austria	—	—	143.4	—	143.4	1.6
China	—	—	142.0	—	142.0	1.5
Spain	68.4	4.8	16.2	—	89.4	1.0

	$256.0	$466.2	$1,122.1	$4.6	$1,848.9	20.1%

2000
Mexico	$118.1	$80.6	$38.4	$—	$237.1	4.3%
Austria	—	76.6	153.9	—	230.5	4.2
Belgium	—	—	143.8	—	143.8	2.6
Brazil	51.5	16.3	71.6	4.0	143.4	2.6
Spain	70.1	24.7	25.3	—	120.1	2.2
South Korea	—	67.2	41.0	—	108.2	2.0
Egypt	—	31.3	39.9	—	71.2	1.3
United Kingdom	—	26.4	37.5	—	63.9	1.2
India	—	18.1	43.9	—	62.0	1.1
Germany	—	—	56.3	—	56.3	1.0
Australia	—	—	46.8	—	46.8	0.9
Sweden	—	—	44.2	—	44.2	0.8
China	—	—	43.8	—	43.8	0.8

	$239.7	$341.2	$786.4	$4.0	$1,371.3	25.0%

Maturities and Interest Rate Structures

        The following table shows the maturity distribution and interest rate structures of the Company's domestic and foreign minimum lease payments and principal payments for receivables at December 31, 2002:

(Dollars in millions)	Domestic	Foreign	Total
2003	$754.8	$163.5	$918.3
2004	1,185.0	184.3	1,369.3
2005	642.8	179.4	822.2
2006	634.9	168.2	803.1
2007	561.3	220.2	781.5
2008 and thereafter	4,583.0	530.4	5,113.4

	$8,361.8	$1,446.0	$9,807.8

Receivables based on:
Fixed interest rates	$7,110.0	$984.5	$8,094.5
Variable interest rates	1,251.8	461.5	1,713.3

	$8,361.8	$1,446.0	$9,807.8

BORROWING OPERATIONS

        The Company principally relies on funds from operations, portfolio run-off (collections and proceeds from dispositions) and borrowings to operate its business. Borrowings generally include commercial paper, unsecured senior debt and securitizations. The Company also utilizes interest rate swap agreements to manage interest costs and risk associated with changing interest rates.

        During 2002, the Company issued $2,475.5 million in new senior debt and raised $299.2 million through the securitization of a portfolio of assets selected from the Commercial Financial Services portfolio, primarily to finance new business. The Company also relies on the issuance of commercial paper as a short-term funding source. During 2002, the Company's outstanding commercial paper balances ranged from zero to $631.0 million, with a weighted average effective interest rate (including the cost of the backup credit facilities) of 2.81% and a daily average outstanding balance for the period of $257.6 million. Due to the limited use of the commercial paper program during 2002, the cost of the backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%. Commercial paper borrowings totaled $72.8 million at December 31, 2002, and were supported by the Company's $2.0 billion of undrawn credit facility.

        On December 27, 2002, a subsidiary of the Company entered into an asset securitization that raised $299.2 million of secured debt through the use of a bank-sponsored Commercial Paper Conduit ("C/P Conduit"). As collateral for the debt, the Company's subsidiary transferred $330.7 million of portfolio assets from the Commercial Financial Services portfolio to the C/P Conduit, which the Company's subsidiary will re-acquire upon payment of the debt in full. These portfolio assets consisted of the cash flows associated with specific financing leases, notes and other receivables and operating leases. The Company's subsidiary also assigned to the C/P Conduit perfected security interests in $278.1 million of collateral underlying the transferred portfolio assets. The collateral pledged indirectly provides the C/P Conduit with additional protection in the event that the cash flows from the leases and notes are insufficient to cover the total debt outstanding under the transaction. The secured debt and securitized assets remain on the Company's balance sheet.

        The provisions of various debt agreements require the Company to (a) limit the payment of cash dividends to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on the Company's property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At December 31, 2002, as well as during the year, the Company was in compliance with all its debt covenants.

        The following table sets forth the Company's average debt and weighted average effective interest rates:

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Average short-term debt outstanding	$257.6	$342.4	$410.8	$193.9	$134.6
Weighted average effective interest rate for issuances during the year	2.81%	4.38%	5.99%	5.24%	5.83%
Average long-term debt outstanding	$8,040.7	$5,400.3	$2,846.5	$1,760.4	$1,646.2
Weighted average effective interest rate	4.95%	5.78%	7.19%	6.81%	7.21%
Average total debt outstanding	$8,298.3	$5,742.7	$3,257.3	$1,954.3	$1,780.8
Weighted average effective interest rate	4.88%	5.70%	7.04%	6.65%	7.12%

        The weighted average effective interest rates presented in the preceding table include costs of commitment fees, backup credit facilities and related borrowing costs. They do not necessarily predict future costs of funds. Due to the limited use of the commercial paper program during 2002, the cost of the backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%.

Intercompany Credit Arrangements

        As of November 4, 2002, $500.0 million of Boeing's five-year revolving credit line expiring in 2005 was made exclusively available to the Company. In addition, as of November 4, 2002, $1.5 billion of Boeing's $3.0 billion 364-day revolving credit line continues to be exclusively available to the Company. This lengthening of the average term of the credit lines available to the Company improved the Company's liquidity position. At December 31, 2002, there were no amounts outstanding under these agreements.

        The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2002 or 2001. During 2002, the Company's highest level of borrowings from Boeing was $241.8 million under this arrangement. During 2002, Boeing had no borrowings from the Company.

        The Company may borrow from BCSC, and BCSC may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, the Company had borrowings of $60.0 million outstanding at December 31, 2002 and no borrowings outstanding at December 31, 2001. BCSC had no borrowings outstanding from the Company at December 31, 2002 and $59.3 million outstanding from the Company at December 31, 2001. During 2002, the Company's highest level of borrowings from BCSC was $70.0 million. During 2002, BCSC's highest level of borrowings from the Company was $61.6 million.

CREDIT RATINGS

        The Company's access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies' ratings of the Company's debt.

        The Company has the following credit ratings as of the filing date:

Debt	Standard & Poor's	Moody's Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A+	A3	A+
Subordinated	A	Baa1	A

        Although credit ratings may impact the rate at which the Company can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

RELATIONSHIP WITH BOEING AND BOEING CAPITAL SERVICES CORPORATION

        Boeing operates in the following principal areas: commercial aircraft, military aircraft and missile systems, space and communications and customer and commercial financing. For the year ended December 31, 2002, Boeing recorded revenues of $54.1 billion and net earnings of $0.5 billion. At December 31, 2002, Boeing had assets of $52.3 billion and shareholders' equity of $7.7 billion.

        At December 31, 2002, Boeing provided various types of partial and full guarantees of $2,698.0 million on the Company's portfolio, including first loss guarantees, residual value guarantees and rental loss guarantees. In addition, Boeing is the Company's third largest customer, accounting for $878.4 million of the Company's portfolio at December 31, 2002, as previously discussed in "Significant Concentrations and Restructurings."

        Boeing Capital Services Corporation ("BCSC") is a largely inactive holding company, which owns 100% of the Company and is an indirect wholly owned subsidiary of Boeing.

        For a further description of significant factors that may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 2002.

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

        The Operating Agreement provides, subject to certain exceptions, that Boeing will make available to the Company the opportunity to provide financing of Boeing products including commercial aircraft. Additionally, under certain limited circumstances, the Company is given the option to tender to Boeing commercial aircraft it is attempting to remarket, at a price equal to the fair market value of the aircraft less 5%.

Federal Income Taxes

        The Company and Boeing presently file a consolidated federal income tax return with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses that may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments. Furthermore, the Company has been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurance that this (and other) intercompany arrangements will not change from time to time.

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

Intercompany Services

        Boeing provides to the Company certain payroll, employee benefit, facilities and other services, for which the Company generally pays an allocated cost. The Company assists Boeing in arranging and structuring transactions to meet the financing needs of its commercial aircraft and space and defense customers.

EMPLOYEES

        At December 31, 2002, the Company had 238 employees, compared with 201 at December 31, 2001. The increase is related to the growth in the business. No employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory. As of the filing date, the Company had 237 employees.

Item 2. Properties

        The Company leases all of its office space and other facilities under operating leases. The Company's headquarters is located in Renton, Washington, with a principal office located in Long Beach, California. The Company also has eight regional marketing offices located throughout the United States and four international offices in Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; and Hong Kong, China. The Company believes that its properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        All of the Company's preferred and common stock is owned by BCSC. Accordingly, there is no public trading market for the Company's stock. In 2002 and 2001, the Company did not declare or pay dividends on its common stock to BCSC.

        In the second quarter of 2002, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock at a price of $5,000 per share, which was the stock's stated value, plus accrued and unpaid dividends. The Series A Preferred Stock was owned entirely by BCSC. The Company paid $2.3 million and $3.5 million in dividends on its preferred stock in 2002 and 2001, respectively.

        The provisions of various debt agreements require the Company to (a) limit the payment of cash dividends to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on the Company's property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At December 31, 2002, as well as during the year, the Company was in compliance with all its debt covenants.

Item 6. Selected Financial Data

        The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements at December 31, 2002 and for the year then ended and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table sets forth selected consolidated financial data for the Company:

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000	1999	1998
Financing volume(1)	$3,415.1	$3,906.4	$1,712.4	$671.9	$692.6
Statement of income data:
Revenues	$994.2	$815.0	$544.5	$356.6	$330.2
Expenses	877.8	577.2	376.6	229.9	225.7
Net income	49.1	151.7	107.2	78.2	71.5
Dividends paid	$2.3	$3.5	$3.5	$35.5	$43.9
Ratio of income to fixed charges(2)	1.18	1.72	1.72	1.93	1.79
Balance sheet data:
Total assets	$12,563.3	$9,789.7	$5,654.0	$3,043.4	$2,861.4
Total debt	9,465.3	7,295.3	4,315.6	2,057.5	1,970.3
Shareholder's equity	1,656.6	1,370.5	672.1	423.4	380.7
Ratio of debt-to-equity	5.71	5.32	6.42	4.86	5.18

(1)
Excludes transfers from Boeing, unless new financing occurred in current year.

(2)
For the purpose of computing the ratio of income to fixed charges, income consists of income before provision for income taxes and fixed charges; and fixed charges consist of interest and related debt expense and preferred stock dividend requirement (on a pre-tax basis).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the consolidated financial statements included in Item 8.

Forward-Looking Information Is Subject to Risk and Uncertainty

        From time to time, the Company may make certain statements that contain projections or "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words "aim", "plan", "likely", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", "may" and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-K and particularly in Items 1, 2, 3, 7, 7A and 8 may contain forward-looking information. The subject matter of such statements may include, but not be limited to, wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the impact on the Company of strategic decisions by Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

        Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company's relationship with Boeing, as well as strategic decisions by Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the airline industry, wars, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company's successful execution of internal operating plans, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), regulatory uncertainties and legal proceedings.

Critical Accounting Policies and Estimates

        The following is a summary of accounting policies the Company believes are most critical to help put in context a discussion concerning the results of operations. The Company believes its interpretation and application related to these accounting policies are appropriate.

        Asset Valuation    The fair value of owned assets (equipment under operating leases and assets held for sale or re-lease) and collateral on receivables is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

        The Company uses the average published fair value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, the Company's judgment is based on the attributes of the specific aircraft or equipment to determine fair value, usually when the features or utilization of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

        Impairment Review for Equipment Under Operating Leases, Held for Sale or Re-lease    The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow. These assumptions include lease rates, lease term(s), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. The Company uses historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of carrying value over fair value. The Company estimates that had the fair value of such assets deemed impaired during 2002 been 10% higher or lower at the time each specific impairment had been taken, the impairment expense would have decreased or increased by approximately $5.7 million, respectively. The Company is unable to predict the magnitude of any future impairments.

        Allowance for Losses on Receivables    The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables on the balance sheet. The balance is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

        A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        The Company reviews the adequacy of the general allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or the Company's best estimates.

        For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are those published by Standard & Poor's reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio's credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions and prior loss experience.

        The resulting range of the credit-adjusted collateral exposure as of December 31, 2002, was approximately $230.0 million to $290.0 million. The Company adjusted the allowance for losses on receivables to $260.0 million at December 31, 2002.

Standards Issued and Not Yet Implemented

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As the financial statement recognition provisions are effective prospectively, the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time the related results will be initially reported in the financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests in certain pass-through certificate arrangements, such as ETCs and EETCs. For further discussion, see "Off-Balance Sheet Arrangements."

Consolidated Results of Operations

        The following table summarizes the Company's operating results for the years ended December 31:

(Dollars in millions)	2002	2001	2000
Finance lease income	$286.0	$247.6	$144.1
Interest income on notes receivable	221.9	141.0	110.4
Operating lease income	434.8	343.0	232.0

	942.7	731.6	486.5

Investment income	24.9	20.4	12.9
Net gain on disposal	8.3	34.0	31.5
Other	18.3	29.0	13.6

	994.2	815.0	544.5
Equity in income (loss) from joint venture	(44.0)	0.4	—

	950.2	815.4	544.5

Interest expense	410.0	324.1	229.2
Depreciation expense	223.4	149.7	96.6
Provision for losses	136.2	36.3	10.2
Operating expenses	57.6	47.3	34.2
Other	50.6	19.8	6.4

	877.8	577.2	376.6

Income before provision for income taxes	72.4	238.2	167.9
Provision for income taxes	23.3	86.5	60.7

Net income	$49.1	$151.7	$107.2

Overview

        The Company's net income was $49.1 million for 2002 compared with $151.7 million for 2001, a decrease of $102.6 million (67.6%). Pre-tax non-cash charges of $200.4 million (see the following paragraph) recorded to strengthen the allowance for losses on receivables and to recognize impairment of certain assets in the Company's portfolio was principally responsible for the decrease in net income. These charges reflect the continuing downturn in the economy and were primarily related to the pressure on airline credit rating downgrades and declining collateral values, particularly for older and/or out of production aircraft types in the Company's financing portfolio. Excluding this charge, net income for 2002 would have increased by $135.9 million to $185.0 million as compared with $151.7 million in 2001. This increase was primarily attributable to growth in financing assets, lower interest expense as a result of lower interest rates and leverage, offset by lower gains on disposals and higher depreciation expense related to the growth in equipment under operating leases and equipment held for re-lease.

        The allowance and impairment charges of $200.4 million consists of:

  •
  A pre-tax provision for losses of $100.0 million to increase the allowance for losses on receivables,

  •
  A $47.9 million pre-tax impairment loss on an investment in a joint venture that recorded an impairment of equipment held for re-lease,

  •
  A specific pre-tax impairment of $13.1 million related to an investment in ETCs secured by aircraft on lease to United, and

  •
  Additional pre-tax charges totaling $39.4 million primarily attributable to valuations of certain aircraft and other portfolio assets.

        The Company's net income was $151.7 million for 2001 compared with $107.2 million for 2000, an increase of $44.5 million (41.5%). The increase was primarily attributable to growth in financing assets and higher other income and income earned on investments; offset by increases from higher depreciation related to the growth in equipment under operating leases, interest expense and allowance for losses on receivables.

        The Company's portfolio at December 31, 2002 totaled $11.8 billion, compared with $9.2 billion at December 31, 2001. New business volume of $3.4 billion compared with $3.9 billion in 2001 and financing asset transfers from Boeing of $385.6 million, offset by portfolio runoff, were responsible for the increase in the portfolio during 2002. New business volume is expected to be moderate through 2003 as a result of reduced demand for commercial aircraft deliveries.

        The Company's portfolio at December 31, 2001 totaled $9.2 billion compared with $5.5 billion at December 31, 2000. New business volume of $3.9 billion in 2001, up from $1.7 billion in 2000, and financing asset transfers from Boeing of $942.6 million, offset by portfolio runoff, were responsible for the increase in the portfolio.

Results of Operations

        Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) for 2002 were $942.7 million compared with $731.6 million in 2001, an increase of $211.1 million (28.9%). A larger financing portfolio, which was a result of new business volume and portfolio transfers from Boeing, was primarily responsible for the higher revenue. The higher 2002 revenues were partially offset by lower interest rates, reflecting the current interest rate environment. The lower interest rates affected revenues on existing floating rate assets and on all new business.

        The higher financing revenues in 2001 compared with 2000 principally reflect a larger financing portfolio, which was a result of new business volume and portfolio transfers from Boeing, offset by higher non-performing assets and lower interest rates.

        Investment income for 2002 was $24.9 million compared with $20.4 million in 2001, an increase of $4.5 million (22.1%). The investment portfolio grew by $312.4 million during 2002. Higher investment income related to the larger investment portfolio was principally offset by an impairment of $13.1 million related to an investment in ETCs secured by aircraft on lease to United. These investments, secured by aircraft on lease to United, were written off in 2002. This write-down resulted in an impairment of $79.1 million, of which $13.1 million was recognized by the Company and $66.0 million was recognized by Boeing and paid to the Company. These write-downs were based on the decline in credit ratings of United, the long-term maturity of the investments, the decline in the underlying aircraft collateral valuations and guarantees on these investments. Excluding the total pre-tax charges of $15.6 million, investment income for the year ended December 31, 2002 would have increased by $20.1 million or 98.5%, compared with the year ended December 31, 2001.

        The higher investment income in 2001 compared with 2000 principally reflects a larger investment portfolio.

        Net gain on disposal for 2002 was $8.3 million compared with $34.0 million in 2001, a decrease of $25.7 million (75.6%). A $24.0 million gain on sale within the Aircraft Financial Services portfolio in 2001 was primarily responsible for the decrease. These gains are sporadic in nature and depend in part on market conditions at the time of disposal and the Company's decision to sell or re-lease when equipment are returned. There can be no assurance that the Company will recognize gains in the future.

        The higher net gain on disposal in 2001 compared with 2000 was attributable to higher sales of equipment coming off lease, equipment from early terminations and equipment classified as equipment held for sale or re-lease.

        Other income for 2002 was $18.3 million compared with $29.0 million in 2001, a decrease of $10.7 million (36.9%). Lower interest income with Boeing and higher realized losses on derivatives, offset by higher commitment and broker fee income were primarily responsible for lower other income.

        The higher other income in 2001 compared with 2000 was primarily attributable to higher interest with Boeing and realized gains on derivatives, offset by lower commitment and broker fee income.

        Equity in income (loss) from joint venture for 2002 was a loss of ($44.0) million compared with income of $0.4 million in 2001. The Company holds an investment in a joint venture that was established to lease and eventually convert 24 B-727 passenger aircraft to full cargo configuration. Based on the Company's assessment of current market conditions and the average age of these aircraft (averaging over twenty years old), the resulting estimated future cash flows generated from the aircraft in their current passenger configuration were less than the joint venture's carrying value. Accordingly, the Company recorded an impairment loss of $47.9 million for its share of the adjustment to estimated fair market value for the joint venture's B-727 aircraft. Additionally, a $1.2 million loss from operations in the joint venture was recognized and $5.5 million of fees received were applied as a basis adjustment to the carrying amount of the investment. The Company's portfolio does not include any B-727 aircraft other than those held through this joint venture.

        Interest expense for 2002 was $410.0 million compared with $324.1 million in 2001, an increase of $85.9 million (26.5%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower average leverage, was primarily responsible for the increase.

        The higher interest expense in 2001 compared with 2000 was primarily attributable to higher debt associated with the growth in the portfolio and higher leverage offset by lower effective interest rates.

        Depreciation expense (on equipment under operating leases and equipment held for re-lease) for 2002 was $223.4 million compared with $149.7 million in 2001, an increase of $73.7 million (49.2%). Growth in depreciable assets was responsible for the higher depreciation expense.

        The higher depreciation expense in 2001 compared with 2000 was attributable to growth in depreciable assets.

        Provision for losses for 2002 was $136.2 million compared with $36.3 million in 2001, an increase of $99.9 million. The provision for losses was comprised of a general provision and an additional provision. The general provision, which relates to the growth in the receivables portfolio, was $36.2 million in 2002 compared with $16.3 million in 2001. The additional provision was $100.0 million in 2002 compared with $20.0 million in 2001, and reflects the weakening in the economy, increases in rating agency published default rates and lower aircraft collateral values. The provision for losses maintains the allowance for losses on receivables at a level deemed by the Company to be adequate to cover related losses.

        The higher provision for losses in 2001 compared with 2000 was principally attributable to an additional $20.0 million provision recorded in the Commercial Financial Services segment to increase and strengthen the allowance for losses on receivables.

        Operating expenses, which consists of general and administrative expenses, for 2002 was $57.6 million compared with $47.3 million in 2001, an increase of $10.3 million (21.8%). Higher compensation and travel expenses for additional staff necessary to support business growth are principally responsible for the higher operating expenses.

        The higher operating expenses in 2001 compared with 2000 was principally related to higher compensation and travel expenses for additional staff necessary to support business growth and for outside legal services.

        Other expenses for 2002 were $50.6 million compared with $19.8 million in 2001, an increase of $30.8 million. The increase was primarily attributable to $30.6 million in charges for the impairment of equipment under operating leases and equipment held for sale or re-lease.

        The higher other expenses in 2001 compared to 2000 were primarily related to increased costs incurred to maintain and refurbish aircraft held for sale or re-lease.

        Provision for income taxes for 2002 were $23.3 million compared with $86.5 million in 2001, a decrease of $63.2 million. A lower pre-tax income was principally responsible for the lower provision for income taxes.

        The higher income taxes in 2001 compared to 2000 were primarily related to higher pre-tax income.

Business Environment and Trends

        The airline industry has been impacted by the worldwide economic downturn that began in 2000 and is continuing. In addition, the industry suffered a tremendous shock from the terrorist attacks on September 11, 2001, especially the major U.S. domestic airlines. Air travel volume in most regions of the world has not recovered to 2000 levels and passenger revenue yields remain depressed, and have negatively impacted profitability of the industry, especially full service domestic carriers. Additional costs related to strengthening airline security in the aftermath of September 11, 2001 have also impacted domestic airline profitability. European full service airlines are performing somewhat better, while Asian carriers are clearly the strongest. Most low cost carriers are financially healthier than their full service counterparts.

        The domestic airline industry lost an estimated $11.0 billion during 2002. Two major domestic carriers, U.S. Airways and United Airlines, declared bankruptcy. Most other major airlines are also restructuring by reducing flights, parking aircraft and implementing cost savings initiatives, including attempting to renegotiate current labor contracts and lease and financing agreements, in an attempt to generate acceptable profit margins.

        Airline industry conditions directly impact the Company in terms of the number of new aircraft deliveries and financing opportunities, the ability of existing customers to meet current payment obligations and the value of aircraft in its portfolio. In addition, traditional financing sources such as EETCs and leveraged leases may not be available to airlines in the near term, potentially increasing the necessity of the Company to finance aircraft deliveries to airlines that are unable to otherwise obtain financing. The Company attempts to mitigate the increased credit risk on such lender of last resort financing by reducing the amount financed on an individual aircraft, adjusting payment profiles, cross-collateralizing to other transactions and/or utilizing other risk mitigation techniques.

        The continuing decline in the credit condition of airline customers, the decline in the value of aircraft collateral and depressed lease rates were primarily responsible for the Company recognizing non-cash charges in 2002 to strengthen its allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructuring at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft.

        A war with Iraq would likely cause a further reduction in airline traffic. The impact of such a conflict on the airline industry would likely depend upon its duration; a prolonged conflict in the region could materially impact the already weak demand for air travel and could also increase the price of jet fuel. Likewise, air travel demand may also be negatively impacted by additional terrorist threats or attacks.

        At December 31, 2002, the Company had $310.8 million of assets that were held for sale or re-lease, of which $308.4 million were not yet identified with a firm contract to sell or place on lease. Additionally, approximately $207.4 million of the Company's total portfolio is currently scheduled to come off lease in 2003 and become subject to replacement into the market. The inability to place or sell such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations should some of these assets be deemed to be impaired.

Capital Resources and Liquidity

        The Company attempts to fund its business such that scheduled receipts from the portfolio will generally correspond to its expenses and debt payments as they become due. The Company satisfies a significant portion of its cash requirements from diversified global funding sources and is not dependent on any one lender. The Company increased the diversification of its borrowing this year by adding retail and foreign medium-term note programs and securitizations as funding sources. The Company plans to finance future activities through internally generated funds, issuance of debt and commercial paper and securitization programs. The Company believes it has adequate liquidity and access to the capital markets to allow the Company to fulfill its commitments.

        The Company has significant liquidity requirements and sources. The Company believes that, absent a severe or prolonged economic downturn or war with Iraq resulting in defaults materially in excess of those anticipated, receipts from the portfolio, together with the committed credit facilities, are expected to cover expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines, term borrowings and securitizations does not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that allow for a reasonable return on new business.

        During 2002, the Company issued $2,475.5 million in new senior debt and raised $299.2 million through the securitization of a portfolio of assets selected from the Commercial Financial Services portfolio, primarily to finance new business. The Company also relies on the issuance of commercial paper as a short-term funding source. During 2002, the Company's outstanding commercial paper balances ranged from zero to $631.0 million, with a weighted average effective interest rate (including the cost of the backup credit facilities) of 2.81% and a daily average outstanding balance for the period of $257.6 million. Due to the limited use of the commercial paper program during 2002, the cost of the backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%. Commercial paper borrowings totaled $72.8 million at December 31, 2002, and were supported by the Company's $2.0 billion of undrawn credit facility.

        Funds raised through the Company's recent asset securitization transaction represent a defined percentage of a pool of pledged assets, and the outstanding balance of the funding is scheduled to amortize pro rata with that asset pool. The securitization was accomplished through the use of a C/P Conduit. The cost of the funds supplied by the C/P Conduit includes a fee that compensates the bank sponsor for its liquidity facility that supports the commercial paper. This fee and the renewal of the liquidity line are subject to renegotiation annually. If bank liquidity should become unavailable or if the commercial paper market itself should fail to provide funding in the future, the sponsor bank is obligated to replace the commercial paper funding itself, albeit at a pre-determined higher cost to the Company. In that case or in the case that bank liquidity remains available but at a price that the Company does not find attractive, the Company has the option of paying the higher cost or of terminating the securitization. In such a situation where the conduit sponsor funds the transaction itself, the amortization of the funding will be accelerated. If so accelerated, all proceeds from the asset pool would be applied to the payment of principal, interest and fees of the securitization. Also, failure of the Company to perform ongoing duties related to the servicing of the pool of assets, failure of the Company to maintain certain minimum credit ratings, or failure of the assets themselves to perform to minimum standards, could also result in accelerated amortization and higher costs, or in the Company's exercising the option to terminate the securitization.

        The Company's assets and liabilities expose the Company to interest rate risk to the extent that those assets and liabilities are not exactly matched according to currency or maturity and repricing characteristics. The types and terms of borrowing and hedging instruments that are available to the Company in the market and possible changes in asset terms limit the Company's ability to match assets and liabilities. The Company attempts to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and does not believe it is materially exposed to gains or losses due to interest rate or currency changes.

        At December 31, 2002 and 2001, the Company's balance of cash and cash equivalents was $686.0 million and $400.2 million, respectively. In recent years, the Company has maintained a higher year end cash position due to traditionally high seasonal customer demands and commonly reduced seasonal capital markets availability at that time of year. In 2002, the Company completed a securitization transaction in late December, later than the Company could have relied upon the proceeds for year end customer needs.

        As of November 4, 2002, $500.0 million of Boeing's five-year revolving credit line expiring in 2005 was made exclusively available to the Company. In addition, as of November 4, 2002, $1.5 billion of Boeing's $3.0 billion 364-day revolving credit line continues to be exclusively available to the Company. This lengthening of the average term of the credit lines available to the Company improved the Company's liquidity position. At December 31, 2002, there were no amounts outstanding under these agreements.

        On February 16, 2001, the Company filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission ("SEC"), which was declared effective on February 26, 2001. As of December 31, 2002, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes. Effective October 31, 2001, the Company allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750.0 million under the shelf registration was allocated to this program. As of the filing date, an aggregate amount of $426.5 million remains available under the Series XI medium-term program for potential debt issuance.

        On February 22, 2002, the Company filed a public shelf registration of $5.0 billion of debt securities with the SEC, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date, an aggregate amount of $3.9 billion ($489.3 million of retail notes) remains available for potential debt issuance.

        On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date, an aggregate amount of $1.4 billion remains available for potential debt issuance.

        Financing-related interest expense for the year ended December 31, 2002 was $410.0 million, compared with $324.1 million in the prior year. Leverage (debt-to-equity ratio) at the end of 2002 was 5.7-to-1, up from 5.3-to-1 at the end of 2001.

        The Company had commitments to provide leasing and other financing totaling $611.4 million, of which $479.5 million related to commercial aircraft financing commitments. The Company anticipates that not all of these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, up to $272.6 million may be funded in less than one year, an additional $314.6 million may be funded in one to three years and an additional $24.2 million may be funded after five years. Additionally, Boeing and BCSC had unfunded commercial aircraft financing commitments of $2,898.0 million at December 31, 2002. The Company anticipates that not all these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, up to $1,428.0 million may be funded in less than one year, an additional $1,449.0 million may be funded in one to three years and an additional $21.0 million may be funded after five years. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements or other guarantee support from Boenig as the Company may require in order to meet its underwriting and investment criteria.

        The following are ratios of income to fixed charges for each of the past five years:

Years Ended December 31,
2002	2001	2000	1999	1998
1.18	1.72	1.72	1.93	1.79

        Income consists of income from continuing operations before provision for income taxes and fixed charges. Fixed charges include interest and related debt expense, and preferred stock dividends on a pre-tax basis. The decrease in the ratio in 2002 as compared with 2001 was attributable to lower net income in 2002 due to pre-tax non-cash charges of $200.4 million that were recorded to strengthen the allowance for losses on receivables and to recognize impairment of certain assets in the Company's portfolio.

Credit Ratings

        The Company's access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies' ratings of the Company's debt.

        The Company has the following credit ratings as of the filing date:

Debt	Standard & Poor's	Moody's Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A+	A3	A+
Subordinated	A	Baa1	A

        Although credit ratings may impact the rate at which the Company can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Off-Balance Sheet Arrangements

        The Company is a party to certain off-balance sheet arrangements as defined by the SEC, including certain guarantor obligations and variable interests in unconsolidated entities.

        Airlines regularly utilize a special purpose entity ("SPE") called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common form of pass-through certificates issued by airlines are EETCs. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. The Company participates in several EETCs as an investor. EETCs are secured by assets on lease to commercial airlines.

        The Company also utilizes certain SPEs to isolate individual transactions for legal liability, perfect security interests from the perspective of the Company and a third-party lender in certain leveraged lease transactions and realize certain income and sales tax benefits. These SPEs are fully consolidated in the Company's financial statements.

        The Company is currently assessing the application of FIN 46 as it relates to its variable interests in certain pass-through certificates, such as ETCs and EETCs. While the Company is currently not required to consolidate the full amount of the ETCs and EETCs in the Trusts in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company's investment in ETCs and EETCs aggregated $0.5 billion at December 31, 2002. During the year ended December 31, 2002, the Company recorded revenues of $23.6 million and had cash inflows of $40.8 million relating to these investments. At December 31, 2002, the VIEs (ETCs and EETCs) in which the Company has invested had total assets of approximately $4.2 billion and related debt (which is non-recourse to the Company) of approximately $3.7 billion.

Guarantor Obligations

        The following table provides quantitative data regarding the Company's third party guarantees. The maximum potential payment amounts represent a "worst-case scenario," and do not necessarily reflect results expected by the Company. Estimated proceeds from collateral and recourse represent the anticipated values of assets the Company could liquidate or receive from other parties to offset its payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects the Company's best estimate of future payments it may be required to make as part of fulfilling its guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
December 31, 2002
Residual value guarantees	$90.1	$89.6	$0.9
Credit guarantees	25.0	25.0	—
Delinquency guarantees(1)	7.4	—	—

	$122.5	$114.6	$0.9

December 31, 2001
Residual value guarantees	$91.9	$91.9	$1.0
Credit guarantees	22.5	5.9	—
Delinquency guarantees(1)	7.4	—	—

	$121.8	$97.8	$1.0

(1)
This amount has been indemnified by Boeing.

(2)
Amounts included in other liabilities.

        The Company has issued various residual value guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft or equipment fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft.

        The Company has issued credit and deficiency guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that payments are not made by the original debtor or lessee.

Disclosures About Contractual Obligations and Commercial Commitments

        The following table summarizes the Company's known obligations to make future payments or consideration pursuant to certain contracts as of December 31, 2002, as well as an estimate of the timing in which these obligations are expected to be satisfied:

Contractual Obligations

	Payments By Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$9,103.8	$1,008.0	$2,024.0	$2,365.4	$3,706.4
Capital lease obligations	361.5	144.0	90.4	114.0	13.1
Minimum future rental commitments	8.5	2.5	4.6	1.4	—

	$9,473.8	$1,154.5	$2,119.0	$2,480.8	$3,719.5

        The Company expects to meet its current obligations through internally generated cash flows (which includes scheduled receipts from the portfolio) and from future borrowings.

        The following table summarizes the Company's commercial commitments outstanding as of December 31, 2002, as well as an estimate of the timing in which these commitments are expected to expire:

Commercial Commitments

	Amount By Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Guarantor obligations(1)	$122.5	$29.5	$3.8	$3.2	$86.0
Financing commitments(2)	611.4	272.6	314.6	—	24.2

	$733.9	$302.1	$318.4	$3.2	$110.2

(1)
Primarily comprised of residual value and other guarantees provided by the Company.

(2)
Financing commitments represent commitments to provide leasing and other financing.

        Financing commitments decreased 61.0% from December 31, 2001. Overall approvals for commercial aircraft and equipment financing were down in 2002 compared with the high volume in 2001, as a result of the continuing effects of the current airline industry downturn and the overall state of the domestic and foreign economies.

Segment Operations

        The Company provides financial services through two primary reporting segments: Aircraft Financial Services and Commercial Financial Services. Other is comprised of Space and Defense Financial Services. The determination of segments is based upon the Company's internal organization.

        Aircraft Financial Services provides financing to buy or lease commercial jet airplanes and represented 77.5% of the Company's total portfolio at December 31, 2002. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing airplanes. Aircraft Financial Services also assists Boeing commercial aircraft customers in arranging financing. At December 31, 2002, the Company owned 317 commercial aircraft and had partial ownership or security interest in an additional 223 aircraft, including those owned in joint ventures, EETC and other investment transactions.

        Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Commercial Financial Services represented 21.6% of the Company's total portfolio at December 31, 2002.

        While Boeing has long been in the business of assisting its space and defense customers in obtaining financing, Space and Defense Financial Services was formed in 2000 to handle funding arrangements for satellites, military airplanes and other advanced technology products. This portfolio represented 0.9% of the Company's total portfolio at December 31, 2002.

        The Company evaluates the performance of its reporting segments based on results of operations. Information about the Company's operations in its different financial reporting segments for the past three years ended December 31 is summarized as follows:

(Dollars in millions)	2002	2001	2000
Revenues:
Aircraft Financial Services	$750.5	$585.6	$342.6
Commercial Financial Services	234.3	228.0	201.9
Other	9.4	1.4	—

	$994.2	$815.0	$544.5

Interest expense (allocated):
Aircraft Financial Services	$315.9	$242.6	$162.6
Commercial Financial Services	91.1	80.4	66.6
Other	3.0	1.1	—

	$410.0	$324.1	$229.2

Depreciation expense:
Aircraft Financial Services	$174.1	$111.5	$69.1
Commercial Financial Services	46.9	38.2	27.5
Other	2.4	—	—

	$223.4	$149.7	$96.6

Income (loss) before provision for income taxes:
Aircraft Financial Services	$30.8	$178.8	$84.4
Commercial Financial Services	40.6	60.6	84.0
Other	1.0	(1.2)	(0.5)

	$72.4	$238.2	$167.9

Aircraft Financial Services

        Revenues for 2002 were $750.5 million compared with $585.6 million in 2001, an increase of $164.9 million (28.2%). A larger portfolio, resulting from new business volume and portfolio transfers from Boeing, was primarily responsible for the increased revenues. The increase was offset by impairments related to an investment in ETCs secured by aircraft on lease to United, lower gains on disposal, lower gains on warrants and convertible securities, write-down of residual values, lower interest earned on floating rate assets as well as on new business recorded at rates reflecting the current lower interest rate environment.

        The higher revenues in 2001 compared with 2000 were primarily driven by a substantial increase in the portfolio, resulting from new business volume and portfolio transfers from Boeing, higher gains on asset sales and revenues on investments.

        Interest expense (allocated) for 2002 was $315.9 million compared with $242.6 million in 2001, an increase of $73.3 million (30.2%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates and lower average leverage, was primarily responsible for the increase.

        The higher allocated interest expense in 2001 compared with 2000 was primarily attributable to higher debt associated with the growth in the portfolio, offset by lower effective interest rates.

        Depreciation expense (on equipment under operating leases and equipment held for re-lease) for 2002 was $174.1 million compared with $111.5 million in 2001, an increase of $62.6 million (56.1%). Growth in depreciable assets was responsible for the higher depreciation expense.

        The higher depreciation expense in 2001 compared with 2000 was primarily attributable to growth in depreciable assets.

        Income before provision for income taxes for 2002 was $30.8 million compared with $178.8 million in 2001, a decrease of $148.0 million. In addition to the aforementioned items, income before provision for income taxes was reduced by:

  •
  $91.9 million of provision for losses to increase and strengthen the allowance for losses on receivables,

  •
  $47.9 million pre-tax impairment loss on an investment in a joint venture that recorded an impairment of equipment held for re-lease, and

  •
  $32.2 million charge for impairment of portfolio assets related to certain aircraft.

        The higher income before provision for income tax in 2001 compared with 2000 was principally attributable to increased revenues, gains from asset sales and investment gains partially offset by higher interest and depreciation expense.

Commercial Financial Services

        Revenues for 2002 were $234.3 million compared with $228.0 million in 2001, an increase of $6.3 million (2.8%). A larger average portfolio outstanding during the year, resulting from new business volume, offset by lower interest earned on floating rate assets as well as on new business recorded at rates reflecting the current lower interest rate environment was primarily responsible for the increase.

        The higher revenue in 2001 compared with 2000 principally reflects a larger portfolio, resulting from new business volume offset slightly by lower gains on sale.

        Interest expense (allocated) for 2002 was $91.1 million compared with $80.4 million in 2001, an increase of $10.7 million (13.3%). Higher debt associated with the growth in the portfolio, partially offset by lower effective interest rates and reduced average leverage, was primarily responsible for the increase.

        The higher allocated interest expense in 2001 compared with 2000 was primarily attributable to higher debt associated with the growth in the portfolio and offset by lower effective interest rates.

        Depreciation expense (on equipment under operating leases and equipment held for re-lease) for 2002 was $46.9 million compared with $38.2 million in 2001, an increase of $8.7 million (22.8%). Growth in depreciable assets was responsible for the higher depreciation expense.

        The higher depreciation expense in 2001 compared with 2000 was attributable to growth in depreciable assets.

        Income before provision for income taxes for 2002 was $40.6 million compared with $60.6 million in 2001, a decrease of $20.0 million (33.0%). In addition to the aforementioned items, income before provision for income taxes was reduced by:

  •
  $7.4 million of provision for losses to increase and strengthen the allowance for losses on receivables, and

  •
  $7.2 million charges for impairment of equipment under operating leases and equipment held for re-lease.

        The lower income before provision for income taxes in 2001 compared with 2000 was principally attributable to an additional $20.0 million provision recorded to increase and strengthen the allowance for losses on receivables.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's assets and liabilities, both fixed-rate and floating-rate, may be subject to interest rate and foreign exchange risk to the extent that the currency denominations, maturities and repricing characteristics of the liabilities do not perfectly match those of the assets. Nearly all of the Company's assets and liabilities are denominated in U.S. dollars. The types and terms of borrowing and hedging instruments that are available to the Company in the market and possible changes in assets terms limit the Company's ability to match assets and liabilities. The Company attempts to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and does not believe it is materially exposed to gains or losses due to interest rate or currency changes.

        The Company has used public market information and common valuation methods to determine the fair value of its assets and liabilities. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different assumptions or valuation methods could have a material effect on the estimated fair value amounts.

        At December 31, 2002, the book values of the Company's assets and liabilities were $12.6 billion and $10.9 billion, respectively. The Company uses duration gap analysis to estimate the impact of changes in interest rates. Potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities are calculated based on the amount and timing of cash flows projected from each.

        At December 31, 2002, the Company estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, the Company's net earnings, taking into account increases in both revenue and interest expense, would have increased by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities impacted by a change in interest rates are generally not traded, the Company estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to its financial position.

Item 8. Financial Statements and Supplementary Data

        The following pages include the consolidated financial statements of the Company as described in Item 14 (a)1 and (a)2 of Part IV herein.

Independent Auditors' Report

Shareholder and Board of Directors
Boeing Capital Corporation

        We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, statements of shareholder's equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Boeing Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 30, 2003

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except stated value and par value)
	2002	2001
ASSETS
Cash and cash equivalents	$686.0	$400.2
Receivables:
Financing leases	4,549.8	3,670.1
Notes and other receivables	2,877.7	2,121.2

	7,427.5	5,791.3
Allowance for losses on receivables	(260.0)	(139.5)

	7,167.5	5,651.8
Equipment under operating leases, net of accumulated depreciation	3,506.3	2,786.0
Investments	517.6	205.2
Equipment held for sale or re-lease, net of accumulated depreciation	310.8	415.2
Accounts due from Boeing and BCSC	—	139.5
Other assets	375.1	191.8

	$12,563.3	$9,789.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable and accrued expenses	$126.6	$96.2
Other liabilities	219.3	220.2
Accounts due to Boeing and BCSC	22.2	—
Deferred income taxes	1,073.3	807.5
Debt:
Senior	9,441.3	7,271.2
Subordinated	24.0	24.1

	10,906.7	8,419.2

Commitments and contingencies—Note 13
Shareholder's equity:
Preferred stock—no par value; authorized 100,000 shares: Series A; $5,000 stated value; no shares issued and outstanding at December 31, 2002, 10,000 shares issued and outstanding at December 31, 2001	—	50.0
Common stock—$100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5.0	5.0
Capital in excess of par value	1,090.1	803.8
Accumulated other comprehensive loss, net of tax	(16.7)	(19.1)
Income retained for growth	578.2	530.8

	1,656.6	1,370.5

	$12,563.3	$9,789.7

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
REVENUES
Finance lease income	$286.0	$247.6	$144.1
Interest income on notes receivable	221.9	141.0	110.4
Operating lease income	434.8	343.0	232.0
Investment income	24.9	20.4	12.9
Net gain on disposal	8.3	34.0	31.5
Other	18.3	29.0	13.6

	994.2	815.0	544.5
Equity in income (loss) from joint venture	(44.0)	0.4	—

	950.2	815.4	544.5

EXPENSES
Interest expense	410.0	324.1	229.2
Depreciation expense	223.4	149.7	96.6
Provision for losses	136.2	36.3	10.2
Operating expenses	57.6	47.3	34.2
Other	50.6	19.8	6.4

	877.8	577.2	376.6

Income before provision for income taxes	72.4	238.2	167.9
Provision for income taxes	23.3	86.5	60.7

Net income	$49.1	$151.7	$107.2

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Shareholder's Equity and Comprehensive Income

(Dollars in millions)	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income
Balance at January 1, 2001	$50.0	$5.0	$234.5	$—	$382.6	$—

Capital contributions from Boeing(1)	—	—	569.3	—	—
Net income	—	—	—	—	151.7	$151.7
Cash dividend declared	—	—	—	—	(3.5)	—
Cumulative effect of accounting change, net of tax of $3.3 million	—	—	—	(5.9)	—	(5.9)
Unrealized loss on derivative instruments, net of tax of $0.2 million	—	—	—	(0.4)	—	(0.4)
Unrealized loss on investments, net of tax of $7.2 million	—	—	—	(12.8)	—	(12.8)

Balance at December 31, 2001	$50.0	$5.0	$803.8	$(19.1)	$530.8	$132.6

Preferred stock redemption	(50.0)	—	—	—	—
Capital contributions from Boeing and BCSC(2)	—	—	286.3	—	—
Net income	—	—	—	—	49.1	$49.1
Cash dividends declared	—	—	—	—	(1.7)	—
Unrealized loss on derivative instruments, net of tax of $0.3 million	—	—	—	(1.4)	—	(1.4)
Unrealized gain on investments, net of tax of $3.1 million	—	—	—	3.8	—	3.8

Balance at December 31, 2002	$—	$5.0	$1,090.1	$(16.7)	$578.2	$51.5

(1)
Balance represents $191.2 million of cash contributions from Boeing and $378.1 million of non-cash contributions from Boeing.

(2)
Balance represents $85.0 million of cash contributions from Boeing and $201.3 million of non-cash contributions from Boeing.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$49.1	$151.7	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	229.7	156.4	100.7
Net gain on disposal	(8.3)	(34.0)	(31.5)
Provision for losses	136.2	36.3	10.2
Non-cash investment/asset impairment charges	100.4	—	—
Share-based plans expense	6.4	3.0	—
Deferred income taxes	251.1	205.9	41.3
Change in assets and liabilities:
Accrued interest	(79.7)	(42.1)	(26.0)
Accounts with Boeing and BCSC	125.7	76.3	(197.9)
Other assets	(22.3)	(39.4)	24.5
Accounts payable and accrued expenses	29.8	33.7	22.6
Other liabilities	(29.8)	22.6	8.0
Other, net	(3.7)	(18.5)	(32.2)

	784.6	551.9	26.9

INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	18.7	8.9	(213.3)
Transfer of net assets from Boeing	(185.7)	(780.1)	(1,261.9)
Purchase of investments	(442.0)	(47.3)	(171.4)
Principal reduction on available-for-sale investments	0.4	0.5	0.4
Principal reduction on held-to-maturity investments	114.6	26.2	5.2
Purchase of equipment for operating leases	(710.6)	(895.9)	(897.1)
Proceeds from disposition of equipment and receivable	137.6	153.5	164.6
Collection of leases, notes and other receivables	848.2	847.8	886.3
Origination of leases, notes and other receivables	(2,257.5)	(2,640.9)	(815.3)

	(2,476.3)	(3,327.3)	(2,302.5)

FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	29.4	(607.6)	380.2
Intercompany debt issuance for transfer of net assets from Boeing	—	395.6	1,261.9
Proceeds from issuance of debt	2,774.7	3,915.6	2,102.4
Repayment of debt	(909.3)	(764.3)	(1,538.7)
Payment of cash dividends	(2.3)	(3.5)	(3.5)
Capital contributions from Boeing	85.0	191.2	95.0

	1,977.5	3,127.0	2,297.3

Net increase in cash and cash equivalents	285.8	351.6	21.7
Cash and cash equivalents at beginning of year	400.2	48.6	26.9

Cash and cash equivalents at end of year	$686.0	$400.2	$48.6

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of receivables (See Note 3)	$(110.3)	$(379.4)	$(170.0)

Addition of available-for-sale investments	$(5.0)	$—	$—

Assumption of accounts payable (See Note 3)	$—	$—	$1.4

Transfer of accounts with Boeing and BCSC (See Note 3)	$91.8	$—	$60.1

Assumption of debt (See Note 3)	$119.8	$35.5	$58.4

Mark-to-market for derivatives on underlying debt	$162.0	$23.6	$—

Transfer of net assets from Boeing	$(194.9)	$—	$—

Capital contributions from Boeing and BCSC	$201.3	$378.1	$50.1

        The following table represents the transfer of net assets from Boeing. In 2002, transfers of net assets from Boeing is comprised of cash transfers of $185.7 million and non-cash transfers of $194.9 million. There were no non-cash transfers of net assets from Boeing in 2001 or 2000.

	Years Ended December 31,
(Dollars in millions)
	2002	2001	2000
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS FROM BOEING:
Financing assets	$(385.6)	$(942.6)	$(1,312.2)
Allowance for losses on receivables	2.1	3.3	77.9
Accounts due from Boeing and BCSC	(9.0)	15.7	(75.4)
Other liabilities	0.4	—	30.5
Deferred income taxes	11.5	143.5	17.3

Transfer of net assets from Boeing	$(380.6)	$(780.1)	$(1,261.9)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1—Organization and Summary of Significant Accounting Policies

        Organization    Boeing Capital Corporation (the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). The Company was incorporated in Delaware in 1968 and provides equipment financing and leasing arrangements to a diversified range of customers and industries. The Company's primary operations include two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. The Company's strategy is to generate and participate in finance transactions in which the Company's transaction structuring and financial expertise can provide satisfactory returns on its invested capital and to assist in arranging financing for Boeing's customers.

        Principles of Consolidation    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 presentation.

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

        Cash Equivalents    The Company considers all cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2002 and 2001 were $681.8 million and $396.8 million, respectively. At December 31, 2002 and 2001, the Company had classified as other assets restricted cash deposited with banks in interest bearing accounts of $38.0 million and $25.6 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by the Company under capital lease obligations.

        Portfolio    The Company's portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

          Direct Finance Leases    At lease commencement, the Company records the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred initial direct costs and unearned income ("net investment"). Income is recognized over the life of the lease so as to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

          Leveraged Leases    Leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest ("net rental receivables"). The difference of the net rental receivables and the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

          Notes and Other Receivables    At note commencement, the Company records the note receivable and any unamortized discounts. Interest income is accrued and related discounts are amortized at a constant rate over the related term of the note. Impaired notes are notes on which the Company estimates it may not be able to collect all amounts due under the contractual terms, excluding insignificant delays and shortfalls. A specific impairment allowance is recorded for collateral dependent notes and other receivables based on the difference between the estimated net fair value of the collateral and the carrying value of the note and other receivables.

          Equipment Under Operating Leases, Net of Accumulated Depreciation    Equipment leased under operating leases is recorded at cost and depreciated over the lease term to an estimated residual or salvage value, on a straight-line basis. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease.

          Investments    The Company holds certain investments that are treated as "available-for-sale" securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are recorded at their fair values. Unrealized gains and losses are reported in accumulated other comprehensive income/loss, net of tax. Realized gains and losses are included in investment income.

          Held-to-maturity securities include mandatorily redeemable preferred airline stock, enhanced equipment trust certificates ("EETCs"), equipment trust certificates ("ETCs") and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Declines in the fair value of individual held-to-maturity securities below carrying value that are other than temporary result in write-downs through earnings to fair value as a new cost basis.

          Partnership and joint venture interests in which the Company does not have a controlling interest or a majority ownership are generally recorded using the equity method of accounting.

          Equipment Held for Sale or Re-lease, Net of Accumulated Depreciation    When collateral is repossessed or returned in satisfaction of a receivable, the carrying value of the receivable, if greater than the estimated fair value of the asset, is written down against the allowance for losses to the estimated fair value of the asset, less costs to sell, and is transferred to equipment held for sale or re-lease. Equipment held for sale is subsequently carried at the lower of cost or estimated fair value less costs to sell. Equipment held for re-lease is depreciated over the remaining useful life of the equipment to an estimated residual or salvage value, on a straight-line basis. Fair value for equipment held for sale is determined by using both internal and external equipment valuations, including information developed from the sale of similar equipment in the secondary market.

        Asset Valuation    The fair value of owned assets (equipment under operating leases and assets held for sale or re-lease) and collateral on receivables is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

        The Company uses the average published fair value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, the Company's judgment is based on the attributes of the specific aircraft or equipment to determine fair value, usually when the features or utilization of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

        Impairment Review for Equipment Under Operating Leases, Held for Sale or Release    The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow. These assumptions include lease rates, lease term(s), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. The Company uses historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of carrying value over fair value.

        Allowance for Losses on Receivables    The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables on the balance sheet. The balance is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

        A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        The Company reviews the adequacy of the general allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or the Company's best estimates.

        For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are those published by Standard & Poor's reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio's credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions and prior loss experience.

        Nonaccrual Receivables    Income recognition is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful in the opinion of the Company. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed.

        Derivative Financial Instruments    As more fully described in Note 12, the Company uses derivative financial instruments as part of its market risk management policy. The derivative instruments used include interest rate and foreign currency swaps, which are subject to hedge accounting determination. The Company also holds certain instruments for economic purposes that do not qualify for hedge accounting treatment. The Company records its interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option-type instruments based on option pricing models.

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

        Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that (a) arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes and (b) are assumed in connection with intercompany transactions with Boeing. Under an informal arrangement, the current provision for state income taxes based on an agreed upon rate is paid to Boeing, and the state income tax deferred asset or liability is carried on Boeing's financial statements.

Note 2—Standards Issued and Not Yet Implemented

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As the financial statement recognition provisions are effective prospectively, the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time the related results will be initially reported in the financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests in certain pass-through certificate arrangements, such as ETCs and EETCs. For further discussion, see Note 13.

Note 3—Relationship and Transactions With Boeing and Boeing Capital Services Corporation

Operating Agreement

        An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between the Company, Boeing Capital Services Corporation ("BCSC") (an indirect wholly owned subsidiary of Boeing and parent of the Company) and Boeing relating to the purchase and sale of commercial aircraft receivables, the leasing of commercial aircraft, the remarketing of such aircraft returned to or repossessed by the Company under leases or secured loans and the allocation of federal income taxes between the companies.

Federal Income Taxes

        The Company and Boeing presently file a consolidated federal income tax return with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, payments shall be made by Boeing to the Company or by the Company to Boeing, as appropriate, equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with the Company. If, subsequent to any such payments by Boeing, it incurs tax losses that may be carried back to the year for which such payments were made, the Company nevertheless will not be obligated to repay to Boeing any portion of such payments. Furthermore, the Company has been operating since 1975 under an informal arrangement, which has entitled the Company to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to the Company. This has been important in planning the volume of and pricing for the Company's leasing activities. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when such taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by the Company, with the amounts varying from such forecast settled in the year realized by Boeing. There can be no assurances that this (and other) intercompany arrangements will not change from time to time.

Intercompany Transfers

        In 2000, Boeing began consolidating all of Boeing's aircraft customer financing portfolio into the Company. The financing portfolio consisted of lease and loan agreements and the related receivables and assets.

        During the first quarter of 2000, the Company acquired certain tangible assets and assumed certain liabilities of Boeing and certain subsidiaries of Boeing, pursuant to a Term Sheet dated as of January 1, 2000, as well as various definitive asset transfer agreements dated as of March 31, 2000 (collectively referred to as the "Transfer Agreements"). Under the terms of the Transfer Agreements, the Company acquired, effective as of January 1, 2000, a significant portion of Boeing's aircraft customer financing portfolio, including lease and loan agreements and the related receivables and assets (the "Portfolio"). This transfer was not accounted for as new business volume. The purchase price was paid in the form of promissory notes, dated January 1, 2000, in the aggregate principal amount of $1,261.9 million, together with an equity contribution to the Company of $50.1 million. The Company recorded an intercompany receivable for $17.3 million from Boeing in consideration for which the Company assumed Boeing's deferred taxes with respect to the Portfolio. The promissory notes were paid in full in the third quarter of 2000.

        During 2001, the Company acquired certain tangible assets and liabilities of Boeing and certain subsidiaries of Boeing. The net assets transferred were $780.1 million with equity contributions of $375.1 million. Of the transfers, $359.5 million was accounted for as new business volume, representing new financing in 2001.

        During 2002, the Company acquired certain tangible assets and liabilities of Boeing and certain subsidiaries of Boeing. The net assets transferred were $380.6 million, with equity contributions of $194.9 million. These transfers were not treated as new business volume as they did not represent new financing in 2002.

Intercompany Transactions

        Accounts with Boeing and BCSC consisted of the following at December 31:

(Dollars in millions)	2002	2001
Notes receivable (payable) from (to) BCSC	$(60.0)	$59.3
Federal income tax receivable	38.1	59.2
State income tax payable	(2.9)	(5.0)
Other receivables	2.6	26.0

	$(22.2)	$139.5

        The Company may borrow from BCSC, and BCSC may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, the Company had borrowings of $60.0 million outstanding at December 31, 2002 and no borrowings outstanding at December 31, 2001. BCSC had no borrowings outstanding at December 31, 2002 and $59.3 million outstanding from the Company at December 31, 2001.

        The Company may borrow from Boeing, and Boeing and its subsidiaries may borrow from the Company, short-term funds at agreed upon rates and maturities. Under this arrangement, neither the Company nor Boeing had borrowings outstanding at December 31, 2002 or 2001.

        During 2002, 2001 and 2000, the Company recorded revenues from Boeing, exclusive of guarantees and subsidies, of $31.4 million, $16.7 million and $7.8 million, respectively.

        During 2001, the Company entered into a purchase agreement with Boeing Commercial Airplanes for four B-767 aircraft. As of December 31, 2002, two of these aircraft have been purchased by the Company, and the remaining purchase commitment, net of advances made as of December 31, 2002, totaled $73.6 million. The Company has a firm commitment from an airline to lease these aircraft under a long-term lease agreement. This commitment is included in the Company's total financing commitments as described in Note 13.

        During 2002, the Company has a commitment to fund a portion of the advance payments to Boeing Commercial Airplanes for a B-777 aircraft on behalf of one of the Company's customers. The Company has a firm commitment to an airline to lease this aircraft under a long-term lease agreement. This commitment is included in the Company's total financing commitments as described in Note 13.

        During 2002, the Company entered into an agreement with Boeing to purchase two used Boeing Business Jet aircraft from an unrelated third party and then lease them back to Boeing under a head lease structure. Boeing manages this operating lease and a concurrent sublease with a government customer. The Company maintains a firm commitment to fund an additional $26.3 million in aircraft upgrades. The commitments to fund the aircraft upgrades are included in the Company's total financing commitments as described in Note 13.

        The Company entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

        Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At December 31, 2002 and 2001, the Company was the beneficiary under $2,698.0 million and $1,405.8 million, respectively, of guarantees from Boeing. The Company recorded the following activity under the intercompany guarantee agreements:

	December 31,
(Dollars in millions)
	2002	2001	2000
Guarantees applied to income	$60.1	$42.4	$2.0
Guarantees applied to reduce net asset value of related aircraft	74.5	43.5	—

	134.6	85.9	2.0
Fees paid	(2.2)	(2.0)	(0.4)

Net guarantees received by the Company	$132.4	$83.9	$1.6

        For a period of time, Boeing has agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the years ended December 31, 2002 and 2001, the Company recognized income of $47.9 million and $7.1 million, respectively, under such subsidies. There was no income recognized under such agreement for the year ended December 31, 2000.

        Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded charges of $226.0 million for the year ended December 31, 2002, related to asset impairments and adjustments to its allowance for losses on receivables in the Company's portfolio.

        Boeing and BCSC had unfunded aircraft financing commitments of $2,898.0 million at December 31, 2002. The Company anticipates that not all of these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, up to $1,428.0 million may be funded in less than one year, an additional $1,449.0 million may be funded in one to three years and an additional $21.0 million may be funded after five years. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements or other guarantee support from Boeing as the Company may require in order to meet its underwriting and investment criteria.

Other Intercompany Transactions

        Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pre-tax and after-tax contributions. Executive compensation includes performance shares, options and other compensation programs. Boeing generally charges the Company with the actual costs of these plans attributable to the Company's employees and such expenses are reflected in operating expenses.

        The Company receives support services from Boeing and its subsidiaries. The charges for such services during 2002, 2001 and 2000 totaled $6.2 million, $3.9 million and $1.9 million, respectively. The Company also assists Boeing in arranging and structuring transactions to meet the financing needs of its commercial aircraft and space and defense customers. While the Company received no compensation from other Boeing affiliates for services provided by the Company in 2002 and 2001, the Company was compensated by certain affiliates for a number of support services, which were netted against operating expenses and amounted to $0.1 million in 2000.

Note 4—Portfolio Quality

	December 31,
(Dollars in millions)
	2002	2001
Receivables:
Financing leases	$4,549.8	$3,670.1
Notes and other receivables	2,877.7	2,121.2

	7,427.5	5,791.3
Equipment under operating leases, net of accumulated depreciation	3,506.3	2,786.0
Investments	517.6	205.2
Equipment held for sale or re-lease, net of accumulated depreciation	310.8	415.2

Total portfolio	$11,762.2	$9,197.7

Non-performing assets:
Nonaccrual receivables	$171.5	$163.0
Non-performing equipment under operating leases, net of accumulated depreciation	62.8	73.7
Equipment held for sale or re-lease, net of accumulated depreciation	310.8	415.2

	$545.1	$651.9

Ratio of nonaccrual receivables to total receivables	2.3%	2.8%
Ratio of total non-performing assets to total portfolio	4.6%	7.1%

        At December 31, 2002 and 2001, receivables greater than 90 days past due with income still accruing, based on the strength of the collateral, were $1.6 million and $33.8 million, respectively. For the year ended December 31, 2002, the Company did not receive any significant cash related to the 2002 receivables. In addition, at December 31, 2002 and 2001, equipment under operating leases with a carrying amount of $19.2 million and $531.7 million, respectively, had amounts greater than 90 days past due with income still accruing. For the year ended December 31, 2002, the Company received cash of $4.6 million related to the 2002 operating leases.

Note 5—Investment in Receivables

        The investment in receivables at December 31 consisted of the following:

(Dollars in millions)	2002	2001
Investment in financing leases:
Direct finance leases	$4,373.3	$3,496.7
Leveraged leases	176.5	173.4

	4,549.8	3,670.1
Notes and other receivables	2,877.7	2,121.2

Total investment in financing leases and notes and other receivables	7,427.5	5,791.3
Less allowance for losses on receivables	(260.0)	(139.5)

	$7,167.5	$5,651.8

        The investment in direct finance leases at December 31 consisted of the following:

(Dollars in millions)	2002	2001
Minimum lease payments	$6,323.0	$5,298.6
Estimated residual value of leased assets	1,351.1	998.6
Unearned income and deferred initial direct cost	(3,300.8)	(2,800.5)

	$4,373.3	$3,496.7

        At December 31, 2002, financing lease receivables of $187.5 million, and equipment relating to these financing lease receivables of $105.1 million, were assigned as collateral to secure senior debt. Financing lease receivables of $272.2 million at December 31, 2002 relate to commercial aircraft leased by the Company under capital lease obligations.

        Under a financing lease agreement, the Company leases a DC-10-30 aircraft to Boeing, who in turn subleases it to an airline. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 2002 and 2001, the carrying amount of this aircraft was $13.0 million and $17.5 million, respectively.

        Boeing guarantees a substantial portion of the rental streams of various B-717 and MD-90 aircraft that were returned by the original lessee. In effect, Boeing became the lessee under these leases. At December 31, 2002 and 2001, the carrying amounts of aircraft effectively leased to Boeing were $614.4 million and $91.2 million, respectively. Boeing has announced that AirTran Holdings, Inc. ("AirTran") signed an agreement with the Company to lease the majority of these B-717 aircraft. The aircraft are scheduled for delivery in 2003.

        The net investment in leveraged leases at December 31 consisted of the following:

(Dollars in millions)	2002	2001
Minimum lease payments	$1,208.9	$1,277.9
Less principal and interest payable on non-recourse debt	(573.6)	(601.2)

Net rental receivables	635.3	676.7
Estimated residual value	58.5	58.5
Unearned income and deferred initial direct cost	(517.3)	(561.8)

Investment in leveraged lease	176.5	173.4
Less deferred taxes from leveraged leases	(197.2)	(169.7)

	$(20.7)	$3.7

        The components of revenue from leveraged leases, after the effects of interest on non-recourse debt and other related expenses for the years ended December 31 were as follows:

(Dollars in millions)	2002	2001	2000
Lease income	$3.7	$34.7	$—
Less income tax expense	(1.4)	(12.9)	—

	$2.3	$21.8	$—

        On May 24, 2001, American Airlines, Inc. ("American") issued EETCs, and the Company received proceeds attributable to monetization of receivables associated with 32 MD-83 aircraft on lease to American. These borrowings of $566.2 million as of December 31, 2002, are non-recourse to the Company and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%. This transaction is accounted for as a leveraged lease, therefore, this debt balance is netted against the receivables.

        The investment in notes and other receivables at December 31 consisted of the following:

(Dollars in millions)	2002	2001
Principal	$2,849.5	$2,099.6
Accrued interest	36.6	26.8
Unamortized discount and deferred initial direct cost	(8.4)	(5.2)

	$2,877.7	$2,121.2

        At December 31, 2002, notes and other receivables of $154.5 million, and equipment relating to these notes and other receivables of $19.5 million, were assigned as collateral to secure senior debt.

        During 2001, the Company entered into a notes receivable agreement with Boeing for a Boeing Business Jet. At December 31, 2002 and 2001, the carrying amount of this note was $23.2 million and $24.9 million, respectively.

        Aggregate installments of minimum lease payments and principal payments on receivables at December 31, 2002 are contractually due or anticipated during each of the years ending December 31, 2003 to 2007 and thereafter as follows:

(Dollars in millions)	2003	2004	2005	2006	2007	Thereafter
Financing leases:
Direct finance leases	$563.4	$538.5	$509.0	$479.5	$444.6	$3,788.0
Leveraged leases	36.3	36.3	36.3	35.4	35.3	455.7
Notes and other receivables	318.6	794.5	276.9	288.2	301.6	869.7

	$918.3	$1,369.3	$822.2	$803.1	$781.5	$5,113.4

        Included in receivables balances are $359.0 million and $419.5 million at December 31, 2002 and 2001, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 6—Allowance for Losses on Receivables

        Allowance for losses on receivables were as follows for the years ended December 31:

(Dollars in millions)	2002	2001	2000
Allowance for losses on receivables at beginning of year	$139.5	$136.4	$60.7
Provision for losses	136.2	36.3	10.2
Write-offs, net of recoveries	(17.8)	(36.5)	(12.4)
Allowance transferred from Boeing and BCSC	2.1	3.3	77.9

Allowance for losses on receivables at end of year	$260.0	$139.5	$136.4

        A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        At December 31, 2002, the carrying amount of impaired receivables was $1,367.2 million. Of the $1,367.2 million, receivables from United Airlines, Inc. ("United") represented $1,190.2 million, of which $1,097.2 million of these receivables related to B-767 and B-777 aircraft financed for United. The Company believes this amount is adequately collateralized; therefore, no specific reserve has been established. Impaired receivables of $145.7 million had a specific impairment allowance for losses of $49.8 million. As a result, 19.2% of the Company's allowance for losses on receivables was allocated to specific reserves. The remaining $210.2 million (80.8% of the allowance for losses on receivables) is designated for general purposes and represents the Company's best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry. As of December 31, 2002, the Company had $2,724.7 million of guarantees principally from Boeing with respect to the portfolio relating to transactions totaling $4,197.9 million (35.7% of total Company portfolio). At December 31, 2001, the carrying amount of impaired receivables was $195.3 million. The specific impairment allowance for losses at December 31, 2001 was $11.0 million for $55.3 million of impaired receivables. Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

        The average recorded investment in impaired receivables was $277.3 million in 2002 and $154.9 million in 2001. The amount of interest income recognized on such receivables during the period in which they were considered impaired was $23.5 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively, of which, $16.7 million and $3.7 million was recognized on a cash basis. Interest income recognized on impaired receivables in 2000 was insignificant.

Note 7—Equipment Under Operating Leases, Net of Accumulated Depreciation

        Equipment under operating leases, net of accumulated depreciation consisted of the following at December 31:

(Dollars in millions)	2002	2001
Commercial aircraft	$3,078.1	$2,337.9
Executive aircraft	722.6	595.6
Marine vessels	94.2	64.3
Food processing equipment	45.1	—
Highway vehicles	31.1	26.7
Construction equipment	26.2	—
Machine tools and production equipment	19.0	80.6
Other	6.6	39.9

	4,022.9	3,145.0
Accumulated depreciation	(516.6)	(359.0)

	$3,506.3	$2,786.0

        At December 31, 2002, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 2003, $467.5 million; 2004, $383.1 million; 2005, $350.8 million; 2006, $312.9 million; 2007, $247.4 million; 2008 and thereafter, $1,031.1 million.

        At December 31, 2002, equipment under operating leases of $200.7 million, including projected future cash flows of $55.1 million, were assigned as collateral to secure senior debt. Equipment under operating leases of $147.9 million at December 31, 2002 relates to commercial aircraft leased by the Company under capital lease obligations.

        Included in equipment under operating lease balances are $40.0 million and $33.0 million at December 31, 2002 and 2001, respectively, of leases that generate contingent rentals, which are recorded in income as received. Income recognized on these assets for the years ended December 31, 2002 and 2001 was not significant.

        Included in equipment under operating leases balances are $18.6 million and $32.8 million at December 31, 2002 and 2001, respectively, of investments in entities engaged in equipment leasing accounted for under the equity method.

Note 8—Investments

        The following table shows the impact of investments accounted for pursuant to SFAS No. 115. Available-for-sale securities are recorded in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income; however, losses deemed other than temporary are recorded as a reduction to investment income. Held-to-maturity securities are recorded at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only.

        Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of the Company's securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, the Company requests spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels over certain benchmark interest rates are estimates based on similar public securities, senior tranches in the transaction or other relevant pricing information.

        Available-for-sale and held-to-maturity investments at December 31, 2002 and 2001 consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2002
Available-for-Sale:
Equity	$2.4		$0.3	$—	$2.7
Debt	4.2		0.2	(0.1)	4.3
Held-to-Maturity:
Debt(1)	490.4	(2)	—	(239.7)	250.7

	$497.0		$0.5	$(239.8)	$257.7

2001
Available-for-Sale:
Equity	$4.9		$1.6	$(1.9)	$4.6
Debt	4.2		0.4	—	4.6
Held-to-Maturity:
Debt(1)	159.0		—	(53.3)	105.7

	$168.1		$2.0	$(55.2)	$114.9

(1)
Primarily consists of pass-through trust certificates, commonly known as EETCs, ETCs and other trust-related interests.

(2)
Related to the $490.4 million at December 31, 2002, the Company has $32.7 million in guarantees from Boeing and $6.5 million in guarantees from a third party.

        At December 31, 2002, available-for-sale and held-to-maturity investments totaled $497.4 million, of which none were considered investment grade securities.

        At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20.1 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss. As of December 31, 2002, $1.4 million of that $20.1 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

        At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6.2 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss. As of December 31, 2002, $0.9 million of that $6.2 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

        At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

        Investment in United ETCs and other trust-related interests of $75.7 million were included in the United portfolio at December 31, 2001. These investments, secured by aircraft on lease to United, had declined in value for a period determined to be other than temporary and were written down in 2002. This write-down resulted in an impairment of $79.1 million, of which $13.1 million was recognized by the Company and $66.0 million was recognized by Boeing and paid to the Company. These write-downs were based on the decline in credit ratings of United, the long-term maturity of the investments, the decline in the underlying aircraft collateral valuations and guarantees on these investments.

        The Company also has a 50% partnership with American Trans Air Holdings Corp. ("ATA") in BATA Leasing, LLC with a carrying value of $19.0 million and $35.8 million at December 31, 2002 and 2001, respectively, which is recorded in investments on the balance sheet. The joint venture was established to lease and eventually convert 24 B-727 passenger aircraft to full cargo configuration. Based on the Company's assessment of current market conditions and the average age of the aircraft (averaging over twenty years old), the resulting estimated future cash flows generated from the aircraft in their current passenger configuration were less than the joint venture's carrying value. Accordingly, for the year ended December 31, 2002, the Company recorded an impairment loss of $47.9 million for its share of the adjustment to estimated fair market value for the joint venture's B-727 aircraft. The Company's portfolio does not include any B-727 aircraft other than those held through this joint venture.

        Maturities of debt investments during the years ending December 31 are as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$—	$—	$30.4	$14.3
Due from one to five years	0.4	0.6	331.0	173.5
Due from six to ten years	—	—	61.6	37.2
Due after ten years	3.8	3.7	67.4	25.7

	$4.2	$4.3	$490.4	$250.7

Note 9—Income Taxes

        The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)	2002	2001	2000
Current:
Federal	$(229.5)	$(126.9)	$13.0
State	1.7	7.5	6.4

	(227.8)	(119.4)	19.4
Deferred:
Federal	251.1	205.9	41.3

	$23.3	$86.5	$60.7

        Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)	2002	2001
Deferred tax assets:
Allowance for losses	$124.4	$59.9
Other	22.7	18.8

	147.1	78.7

Deferred tax liabilities:
Leased assets	(1,194.4)	(891.7)
Other	(33.9)	(5.2)

	(1,228.3)	(896.9)

	(1,081.2)	(818.2)
Deferred tax on other comprehensive income	7.9	10.7

Net deferred tax liability	$(1,073.3)	$(807.5)

        Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

(Dollars in millions)	2002		2001		2000
Tax computed at federal statutory rate	$25.4	35.0%	$83.5	35.0%	$58.8	35.0%
State income taxes, net of federal tax benefit	1.3	1.8	4.9	2.1	4.1	2.5
Foreign sales corporation/extraterritorial income tax benefit	(3.3)	(4.6)	(1.7)	(0.7)	(1.9)	(1.1)
Effect of investment tax credits	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.2)

	$23.3	32.1%	$86.5	36.3%	$60.7	36.2%

        The Company is currently under examination by the Internal Revenue Service ("IRS") for the tax years 1996 through 1997. The outcome of the IRS audit is not expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations.

        The Company paid income tax payments to or had (receipts) from Boeing of ($247.9) million, ($198.5) million and $10.7 million in 2002, 2001 and 2000, respectively. The Company paid income tax payments to or had (receipts) from other federal, state and foreign tax agencies of ($0.4) million, $3.6 million and $2.5 million in 2002, 2001 and 2000, respectively.

Note 10—Debt and Credit Agreements

        Debt consisted of the following at December 31:

(Dollars in millions)	2002	2001
Senior debt:
Commercial paper	$72.8	$43.4
Variable rate (three-month LIBOR plus 0.06%) note due 2012	5.0	—
Variable rate (three-month LIBOR plus 0.09%) note due 2002	—	499.6
5.65% note due 2006	1,041.6	1,002.9
5.75% note due 2007	748.1	737.2
5.80% note due 2013	616.6	—
6.10% note due 2011	781.2	754.2
6.50% note due 2012	765.9	725.0
7.10% note due 2005	498.9	498.6
7.375% note due 2010	548.9	519.4
3.41% Euro medium-term note due 2004	51.3	—
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	44.0	45.3
13.84%–14.28% non-recourse notes due through 2003, including a premium based on an imputed interest rate of 6.10%	5.5	14.2
3.15%–6.75% retail medium-term notes due through 2017	487.4	—
1.44%–7.53% medium-term notes due through 2017	3,113.4	2,039.2
1.78% secured debt, proceeds of securitization due through 2012	299.2	—
Capital lease obligations due through 2008	361.5	392.2

	9,441.3	7,271.2

Subordinated debt:
8.31% medium-term note due 2004	20.0	20.0
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4.0	4.1

	24.0	24.1

	$9,465.3	$7,295.3

        At December 31, 2002 and 2001, borrowings under commercial paper, totaling $72.8 million and $43.4 million, respectively, were supported by available undrawn commitments under Boeing's revolving credit lines.

        As of November 4, 2002, $500.0 million of Boeing's five-year revolving credit line expiring in 2005 was made exclusively available to the Company. In addition, as of November 4, 2002, $1.5 billion of Boeing's $3.0 billion 364-day revolving credit line continues to be exclusively available to the Company. This lengthening of the average term of the credit lines available to the Company improved the Company's liquidity position. At December 31, 2002, there were no amounts outstanding under these agreements.

        At December 31, 2002, $304.7 million of senior debt was collateralized by portfolio assets and underlying equipment. The debt consists of the 13.84% to 14.28% notes due through 2003 and the 1.78% secured debt, proceeds of securitization due through 2012.

        The following table includes data on commercial paper at December 31:

(Dollars in millions)	2002	2001
Weighted average effective interest rate at year end	1.63%	2.90%
Maximum amount outstanding at any month end	$631.0	$725.4
Average amount outstanding during the year	$257.6	$336.2
Weighted average effective interest rate for issuances during the year(1)	2.81%	4.47%

(1)
Includes the cost of the backup credit facilities. Due to the limited use of the commercial paper program during 2002, the cost of the backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%.

        On February 16, 2001, the Company filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission ("SEC"), which was declared effective on February 26, 2001. As of December 31, 2002, the Company had received proceeds from the issuance of $3.25 billion, in aggregate, of senior notes. Effective October 31, 2001, the Company allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750.0 million under the shelf registration was allocated to this program. As of the filing date, an aggregate amount of $426.5 million remains available under the Series XI medium-term note program for potential debt issuance.

        On February 22, 2002, the Company filed a public shelf registration of $5.0 billion of debt securities with the SEC, which was declared effective on March 4, 2002. The Company allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date, an aggregate amount of $3.9 billion ($489.3 million of retail notes) remains available for potential debt issuance.

        On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date, an aggregate amount of $1.4 billion remains available for potential debt issuance.

        On December 27, 2002, a subsidiary of the Company entered into an asset securitization that raised $299.2 million of secured debt through the use of a bank-sponsored Commercial Paper Conduit ("C/P Conduit"). As collateral for the debt, the Company's subsidiary transferred $330.7 million of portfolio assets from the Commercial Financial Services portfolio to the C/P Conduit, which the Company's subsidiary will re-acquire upon payment of the debt in full. These portfolio assets consisted of the cash flows associated with specific financing leases, notes and other receivables and operating leases. The Company's subsidiary also assigned to the C/P Conduit perfected security interests in $278.1 million of collateral underlying the transferred portfolio assets. The collateral pledged indirectly provides the C/P Conduit with additional protection in the event that the cash flows from the leases and notes are insufficient to cover the total debt outstanding under the transaction. The secured debt and securitized assets remain on the Company's balance sheet.

        Maturities of debt and capital lease obligations during the years ending December 31 are as follows:

(Dollars in millions)	Debt	Capital Leases
2003	$1,010.5	$158.0
2004	999.4	54.2
2005	1,030.7	54.6
2006	1,178.5	69.2
2007	1,148.0	51.6
2008 and thereafter	3,595.8	12.9

	8,962.9	400.5
Deferred debt expenses	(37.7)	—
Market value adjustments for fair value hedges	178.6	7.0
Imputed interest	—	(46.0)

	$9,103.8	$361.5

        The provisions of various debt agreements require the Company to (a) limit the payment of cash dividends to the extent that the Company's consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on the Company's property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At December 31, 2002, as well as during the year, the Company was in compliance with all its debt covenants.

        Interest payments were $397.5 million, $267.0 million and $211.5 million in 2002, 2001 and 2000, respectively. Of these amounts, $5.0 million, $1.8 million and $52.6 million was paid to Boeing and BCSC for the respective years.

Note 11—Preferred Stock

        In the second quarter of 2002, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock at a price of $5,000 per share, which was the stock's stated value, plus accrued and unpaid dividends. The Series A Preferred Stock was owned entirely by BCSC.

Note 12—Derivative Financial Instruments

        As adopted January 1, 2001, the Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

        The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These exposures are managed, in part, with the use of derivatives. Interest rate swap and cross currency swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk. The Company generally does not require collateral or other security supporting derivative contracts with its counterparties as it believes it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.

        The Company uses interest rate swap agreements and interest exchange agreements to manage interest costs and risks associated with changing interest rates. The Company believes that these derivative instruments it holds present no market rate risk, as the interest rate swaps are matched with specific debt and capital lease obligations. Additionally, the Company uses cross currency swaps to manage its exposure to foreign currency exchange risk. At December 31, 2002, the Company had the following outstanding:

Hedged Item (Hedged by)

(Dollars in millions)	Contract Maturity	Notional Principal(1)		Receive Rate	Pay Rate
Capital lease obligations (Swap)	2006–2008	$224.2	(2)	Floating(3)	6.65%–7.60%
Capital lease obligations (IEA(4))	2006–2008	224.2	(2)	8.0%–8.50%	Floating(3)
Firm Commitments (Forward starting swap)(5)	2021	145.3		Floating(3)	8.29%–8.33%
Medium-term notes (Swap)	2003–2009	472.0		Floating(3)	1.92%–5.99%
Medium-term notes (Cross currency swap)	2004	51.3		3.44%	3.41%
Senior notes (Swap)	2006–2013	1,400.0		5.65%–7.38%	Floating(3)
Internotes (Swap)	2017	38.6		6.65%–6.75%	Floating(3)

(1)
Represents absolute value of notional principal.
(2)
Represents interest rate swaps and interest exchange agreements that hedge the same underlying capital lease obligations.
(3)
Floating rates are based on LIBOR, the Federal Funds rate and the Treasury Bill rate.
(4)
Interest Exchange Agreement
(5)
Represents two firm commitments to enter into fixed-payment leases with a single customer and two forward-starting swaps. Subsequent to year end, one of the two leases commenced as scheduled and the associated swap was terminated. The remaining forward-starting swap is expected to be terminated when the remaining lease commences and the swap termination payment that the Company would make (or receive) at that time would become part of the basis of the lease.

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

        For the years ended December 31, 2002 and 2001, $4.6 million and $0.8 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps were recorded in interest expense. For the years ended December 31, 2002 and 2001, $7.7 million and $0.2 million, respectively, of losses related to ineffectiveness due to the forward-starting interest rate swaps were recorded in interest expense. During the next twelve months, the Company expects to amortize an $8.4 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

Cash Flow Hedges

        Cash flow hedges used by the Company include certain interest rate swaps and cross currency swaps. Interest rate swap and cross currency swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross swap contracts under which the Company agrees to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of

December 31, 2002 and 2001, net unrecognized losses of $11.4 million ($7.8 million net of tax) and $9.8 million ($6.3 million net of tax), respectively, were recorded in accumulated other comprehensive income/loss associated with the Company's cash flow hedging transactions. Of these amounts, a net unrecognized loss of $9.2 million ($5.9 million net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

        For the years ended December 31, 2002 and 2001, unrecognized losses (net of tax) included in accumulated other comprehensive income/loss of $0.6 million and $0.7 million, respectively, were reclassified to interest expense. During the next twelve months, the Company expects to reclassify to interest expense a loss (net of tax) of $0.5 million from the amount recorded in accumulated other comprehensive income/loss. In addition, the Company recorded a loss of $0.6 million in December 31, 2001 related to certain terminated swaps.

Non-hedging Derivative Instruments

        The Company holds certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. For the years ended December 31, 2002 and 2001, the interest exchange agreements resulted in gains of $6.9 million and $7.5 million, respectively, and the related interest rate swaps resulted in losses of $8.9 million and $9.2 million, respectively. For the years ended December 31, 2002 and 2001, unrecognized losses (net of tax) of $1.1 million and $0.7 million, respectively, from accumulated other comprehensive income/loss and gains of $3.9 million in both years from the basis adjustment to underlying liabilities was amortized to interest expense. During the next twelve months, the Company expects to amortize to interest expense a $0.7 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2.8 million gain from the basis adjustment to underlying liabilities.

        During 2001, the Company received a conversion option on notes and warrants in connection with a certain financing transaction. As of December 31, 2002 and 2001, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $4.3 million and $12.3 million, respectively. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $19.9 million and are being amortized to other income. For the years ended December 31, 2002 and 2001, the Company amortized gains from the discount on notes receivable to other income of $5.8 million and $1.7 million, respectively. For the years ended December 31, 2002 and 2001, the conversion feature of the convertible debt and warrants recorded in other assets had changes in fair value, resulting in a reduction to other income of $8.3 million and an addition to other income of $2.4 million, respectively.

Note 13—Commitments and Contingencies

Litigation

        Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Restructuring Requests

        United accounted for $1,190.2 million and $741.8 million (10.1% and 8.1% of total Company portfolio) at December 31, 2002 and 2001, respectively. At December 31, 2002, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interests in five B-757s. As of December 31, 2002, United was the Company's largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. Although on February 7, 2003 United agreed to perform under the loan agreements securing the B-767s and B-777s bringing its payments under those agreements current, negotiations with United continue on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements under which United has agreed to perform, as well as to the B-757 transactions. So long as United remains in bankruptcy, United has the right to reject or abandon its transactions with the Company. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company's earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

        Hawaiian Holding, Inc. ("Hawaiian"), accounted for $476.1 million and $330.3 million (4.0% and 3.6% of total Company portfolio) at December 31, 2002 and 2001, respectively. Hawaiian's results for the year ended December 31, 2002 were not publicly available as of the filing date. Hawaiian has requested a significant restructuring of its transactions with the Company. If Hawaiian defaults under these transactions or a significant restructuring occurs, it may result in a material adverse impact on the Company's earnings, cash flows or financial position.

        American accounted for $381.3 million and $987.4 million (3.2% and 10.7% of total Company portfolio) at December 31, 2002 and 2001, respectively. Based on publicly available reports, American experienced a net loss of $3.5 billion for the year ended December 31, 2002. At December 31, 2002, the American portfolio consisted of leases of 39 MD-83s, four MD-82s, two B-757s and subordinated debt in one B-777. In addition, Boeing has provided backstop loan financing for 2003 deliveries that are comprised of nine B-767 and two B-777 aircraft in the maximum amount of $575.0 million. The backstop loan financing for the final delivery payments that may be exercised on individual deliveries at the option of American is secured by the delivered aircraft. As of the filing date, American has exercised the option for delivery financing on three B-767 aircraft. The Company believes that such delivery payment loans are adequately collateralized.

        As part of American's internal restructuring and cost reduction initiatives, American has recently publicly stated its intention to approach its labor unions, aircraft lessors, lenders and suppliers for cost reductions. The Company has recently been requested to reduce lease rates on certain American leases. The Company is in the process of evaluating this request and has not yet formulated a response.

        Viacao Aerea Rio-Grandense ("VARIG") accounted for $451.9 million and $378.7 million (3.8% and 4.1% of total Company portfolio) at December 31, 2002 and 2001, respectively. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings. Boeing, on behalf of its affiliates, and VARIG entered into a memorandum of understanding to restructure several existing leases in 2001. Some of the lease amendments contemplated by the memorandum of understanding are still being finalized. Certain leases will have their terms extended and rents reduced. VARIG is not current on payments due under its transactions with the Company. On November 25, 2002, VARIG announced that its board of directors resigned after a major stakeholder of VARIG rejected an accord to renegotiate $900.0 million of debt. VARIG also announced that the airline will undergo a restructuring effort and that it may enter into a merger with TAM Linhas Aereas, SA, another major Brazilian airline. Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering $338.9 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on the Company's earnings, cash flows or financial position.

        The Company has reviewed its obligations due from its customers for collectibility and has established specific or general allowances as deemed necessary by the Company. A number of the Company's customers, including several of its larger customers, have requested a restructuring of their transactions with the Company. While the Company has not reached agreement on any restructuring requests that would have a material adverse impact on the Company's earnings, cash flows or financial position, there can be no assurance that such requests, negotiations or defaults (including bankruptcies) by the Company's customers will not have a material adverse impact on the Company's earnings, cash flows or financial position.

Commitments

        In addition to Boeing and BCSC's unfunded aircraft financing commitments discussed in Note 3, the Company had commitments to provide leasing and other financing totaling $611.4 million at December 31, 2002. The Company anticipates that not all of these commitments will be utilized based on its historical experience. However, if all commitments were to be funded, up to $272.6 million may be funded in less than one year, an additional $314.6 million may be funded in one to three years and an additional $24.2 million may be funded after five years.

        In conjunction with prior asset dispositions and certain guarantees, the Company was subject to maximum guarantor obligations of $122.5 million at December 31, 2002; however, $7.4 million of such amount has been indemnified by Boeing and is included in the amount guaranteed by Boeing as discussed in Note 3. Guarantor obligations are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, relating to such exposure, net of collateral, are not expected to be significant to the Company.

        The Company's headquarters is located in Renton, Washington, with a principal office located in Long Beach, California, eight domestic regional marketing offices and four international offices. Rent expense for office leases under operating lease agreements was $2.4 million, $2.2 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated $8.5 million and are due as follows: less than one year, $2.5 million; one to three years, $4.6 million; and four to five years, $1.4 million.

Off-Balance Sheet Arrangements

        The Company is a party to certain off-balance sheet arrangements as defined by the SEC, including certain guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

        The following table provides quantitative data regarding the Company's third party guarantees. The maximum potential payment amounts represent a "worst-case scenario," and do not necessarily reflect results expected by the Company. Estimated proceeds from collateral and recourse represent the anticipated values of assets the Company could liquidate or receive from other parties to offset its payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects the Company's best estimate of future payments it may be required to make as part of fulfilling its guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
December 31, 2002
Residual value guarantees	$90.1	$89.6	$0.9
Credit guarantees	25.0	25.0	—
Delinquency guarantees(1)	7.4	—	—

	$122.5	$114.6	$0.9

December 31, 2001
Residual value guarantees	$91.9	$91.9	$1.0
Credit guarantees	22.5	5.9	—
Delinquency guarantees(1)	7.4	—	—

	$121.8	$97.8	$1.0

(1)
This amount is indemnified by Boeing.
(2)
Amounts included in other liabilities.

        The Company has issued various residual value guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft or equipment fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 14 years.

        The Company has issued credit and deficiency guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that payments are not made by the original debtor or lessee. Current outstanding credit and deficiency guarantees expire within the next 10 years.

Material Variable Interests in Unconsolidated Entities

        Airlines regularly utilize a special purpose entity ("SPE") called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common form of pass-through certificates issued by airlines are EETCs. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. The Company participates in several EETCs as an investor. EETCs are secured by assets on lease to commercial airlines.

        The Company also utilizes certain SPEs to isolate individual transactions for legal liability, perfect security interests from the perspective of the Company and a third-party lender in certain leveraged lease transactions and realize certain income and sales tax benefits. These SPEs are fully consolidated in the Company's financial statements.

        The Company is currently assessing the application of FIN 46 as it relates to its variable interests in certain pass-through certificate arrangements, such as ETCs and EETCs. While the Company is currently not required to consolidate the full amount of the ETCs and EETCs in the Trusts in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company's investment in ETCs and EETCs aggregated $0.5 billion at December 31, 2002. During the year ended December 31, 2002, the Company recorded revenues of $23.6 million and had cash inflows of $40.8 million relating to these investments. At December 31, 2002, the VIEs (ETCs and EETCs) in which the Company has invested had total assets of approximately $4.2 billion and related debt (which is non-recourse to the Company) of approximately $3.7 billion.

Note 14—Fair Value of Financial Instruments

        The following information is required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts of the Company's financial instruments have been determined by the Company using market information and valuation methodologies, such as discounted cash flows. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents    The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        Notes and Other Receivables    Fair values for variable rate notes that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of fixed rate notes are estimated using discounted cash flow analysis, with the use of interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

        Investments    The fair values of investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments.

        Interest Rate Swaps and Other Derivative Instruments    The fair values of the Company's interest rate swaps and other derivative instruments are based on quoted market prices of comparable instruments.

        Indebtedness    The fair values of debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analysis, which are based on current incremental borrowing rates for similar types of borrowing arrangements. The Company's debt is generally not callable until maturity.

        Accounts Payable and Accrued Interest    The carrying amounts of accounts payable and accrued interest approximate their fair values.

        Financing Commitments and Guarantees    It is not practicable to estimate the fair value of future financing commitments and guarantees to the Company as there is not a market for such future commitments or guarantees. For residual value, credit and other guarantees where the Company is the guarantor, the present value of the expected liability has been used to approximate fair value.

        The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

	2002			2001
	Assets (Liabilities)			Assets (Liabilities)
(Dollars in millions)	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents		$686.0	$686.0		$400.2	$400.2
Notes and other receivables		2,877.7	3,181.6		2,121.2	2,194.3
Investments		498.6	257.7		169.4	114.9
Interest rate swaps	$1,712.7	156.3	156.3	$1,509.7	65.5	65.5
Other derivative instruments		4.3	4.3		12.3	12.3
Firm commitments		22.5	22.5		3.0	3.0
LIABILITIES
Debt:
Senior, excluding capital lease obligations		(8,901.2)	(9,454.9)		(6,979.0)	(7,066.0)
Subordinated		(24.0)	(26.5)		(24.9)	(27.3)
Accounts payable		(16.0)	(16.0)		(24.1)	(24.1)
Accrued interest, excluding capital lease obligations		(108.0)	(108.0)		(102.4)	(102.4)
Interest rate swaps	(842.9)	(56.3)	(56.3)	(1,229.4)	(48.0)	(48.0)
OFF-BALANCE SHEET INSTRUMENTS
Commitments to extend credit	(611.4)			(1,568.7)
Guarantees to the Company on portfolio assets	2,724.7			1,544.1
Guarantor obligations from the Company	(122.5)	(0.9)	(4.3)	(121.9)	(1.0)

Note 15—Concentration of Risk

        The following table includes the five largest customers at December 31, 2002, with their related balances at December 31, 2001:

	2002		2001
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
United	$1,190.2	10.1%	$741.8	8.1%
AirTran	1,068.7	9.1	651.5	7.1
Boeing	878.4	7.5	217.9	2.4
ATA	610.6	5.2	311.0	3.4
Hawaiian	476.1	4.0	330.3	3.6
Other	7,538.2	64.1	6,945.2	75.4

	$11,762.2	100.0%	$9,197.7	100.0%

        In 2002 and 2000, no customer accounted for more than 10% of the Company's revenues. In 2001, a single Aircraft Financial Services customer accounted for more than 10% of the Company's revenues.

        Revenues from customers by geographic region for the past three years ended December 31 were as follows:

(Dollars in millions)	2002	2001	2000
United States	$622.5	$495.0	$357.1
Latin America and Caribbean	138.8	121.4	85.2
Europe	122.9	101.9	58.3
Asia	94.0	78.7	30.3
Others	16.0	18.0	13.6

	$994.2	$815.0	$544.5

        The Company generally holds title to all leased assets and generally has a perfected security interest in the assets financed through note and loan arrangements. The Company assigned perfected security interests in $278.1 million of portfolio assets pledged as collateral for a secured borrowing transaction.

Note 16—Segment Information

        The Company's primary operations at December 31, 2002 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers.

        The Company evaluates the performance of its reporting segments based on results of operations. Information about the Company's operations in its different financial reporting segments for the past three years ended December 31 is summarized as follows:

(Dollars in millions)	2002	2001	2000
Revenues:
Aircraft Financial Services	$750.5	$585.6	$342.6
Commercial Financial Services	234.3	228.0	201.9
Other	9.4	1.4	—

	$994.2	$815.0	$544.5

Interest expense (allocated):
Aircraft Financial Services	$315.9	$242.6	$162.6
Commercial Financial Services	91.1	80.4	66.6
Other	3.0	1.1	—

	$410.0	$324.1	$229.2

Depreciation expense:
Aircraft Financial Services	$174.1	$111.5	$69.1
Commercial Financial Services	46.9	38.2	27.5
Other	2.4	—	—

	$223.4	$149.7	$96.6

Income (loss) before provision for income taxes:
Aircraft Financial Services	$30.8	$178.8	$84.4
Commercial Financial Services	40.6	60.6	84.0
Other	1.0	(1.2)	(0.5)

	$72.4	$238.2	$167.9

        The portfolio assets by segment at December 31 were as follows:

(Dollars in millions)	2002	2001
Aircraft Financial Services
Financing leases	$3,669.9	$2,893.7
Notes and other receivables	1,963.6	1,140.5
Equipment under operating leases, net of accumulated depreciation	2,672.2	2,070.5
Investments	517.6	205.2
Equipment held for sale or re-lease, net of accumulated depreciation	287.5	396.1

	9,110.8	6,706.0

Commercial Financial Services
Financing leases	879.9	776.4
Notes and other receivables	875.4	943.8
Equipment under operating leases, net of accumulated depreciation	759.5	715.5
Equipment held for sale or re-lease, net of accumulated depreciation	23.3	19.1

	2,538.1	2,454.8

Other	113.3	36.9

	$11,762.2	$9,197.7

        The total assets by segment at December 31 were as follows:

(Dollars in millions)	2002	2001
Aircraft Financial Services	$9,761.4	$7,038.1
Commercial Financial Services	2,677.6	2,713.1
Other	124.3	38.5

	$12,563.3	$9,789.7

Note 17—Quarterly Financial Information (Unaudited)

	Three Months Ended
(Dollars in millions)
	March 31	June 30	September 30	December 31
2002
Revenues	$228.2	$253.6	$236.0	$276.4
Income (loss) before provision for income taxes	65.6	72.8	(92.8)	26.8
Net income (loss)	42.2	46.3	(56.9)	17.5
2001
Revenues	$161.4	$233.5	$167.0	$253.1
Income before provision for income taxes	40.2	87.4	39.9	70.7
Net income	25.7	55.6	25.8	44.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

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

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a–14c) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Change in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page Number in Form 10-K
(a)	1.	Financial Statements:
		Independent Auditors' Report	37
		Consolidated Balance Sheets at December 31, 2002 and 2001	38
		Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	39
		Consolidated Statements of Shareholder's Equity and Comprehensive Income at December 31, 2002 and 2001	40
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	41
		Notes to Consolidated Financial Statements	43
	2.	Financial Statement Schedule:
		None.
	3.	Exhibits:
	3.1	Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993.
	3.2	Amendment to Certificate of Incorporation of the Company dated August 11, 1997, incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q, for the period ended June 30, 1997.
	3.3	By-Laws of the Company, as amended to date, incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993.
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

	10.1	Amended and Restated 364-Day Credit Agreement, dated November 22, 2002, between Boeing and the banks listed therein.
	10.2	Borrower Subsidiary Letter relating to the 364-Day Credit Agreement, dated November 22, 2002, from Boeing and the Company to the banks listed therein.
	10.3	Five-Year Credit Agreement, dated as of September 25, 2000, between Boeing and the banks listed therein.
	10.4	Borrower Subsidiary Letter relating to the Five-Year Credit Agreement, dated as of November 4, 2002, from Boeing and the Company to the banks listed therein.
	10.5	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated as of November 22, 2002, between Boeing and the Company.
	10.6	Operating Agreement, dated as of September 13, 2000, by and among the Company, BCSC and Boeing, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed September 19, 2000.
	10.7	Operating Agreement, dated as of September 13, 2000, by and among BCSC and Boeing, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed September 19, 2000.
	12.	Computation of Ratio of Earnings to Fixed Charges.
	23.1	Independent Auditors' Consent.
	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
	1.	Form 8-K dated October 4, 2002, for the purpose of filing the press release, dated October 4, 2002, related to the non-cash charges recorded in the third quarter of 2002.
	2.	Form 8-K dated October 18, 2002, to release earnings for the quarterly period ended September 30, 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOEING CAPITAL CORPORATION
February 27, 2003	/s/ STEVEN W. VOGEDING Steven W. Vogeding Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL M. SEARS Michael M. Sears	Chairman and Director	February 27, 2003
/s/ JAMES F. PALMER James F. Palmer (Principal Executive Officer)	President and Director	February 27, 2003
/s/ DOUGLAS G. BAIN Douglas G. Bain	Director	February 27, 2003
/s/ MICHAEL J. CAVE Michael J. Cave	Director	February 27, 2003
/s/ WALTER E. SKOWRONSKI Walter E. Skowronski	Director	February 27, 2003
/s/ STEVEN W. VOGEDING Steven W. Vogeding (Principal Financial Officer)	Vice President and Chief Financial Officer	February 27, 2003
/s/ JILL C. RICHLING Jill C. Richling (Principal Accounting Officer)	Controller	February 27, 2003

CERTIFICATION
(pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, James F. Palmer, certify that:

1.
I have reviewed this annual report on Form 10-K of Boeing Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003	/s/ JAMES F. PALMER James F. Palmer President and Director

CERTIFICATION
(pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Steven W. Vogeding, certify that:

1.
I have reviewed this annual report on Form 10-K of Boeing Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003	/s/ STEVEN W. VOGEDING Steven W. Vogeding Vice President and Chief Financial Officer

QuickLinks

Table of Contents
Part I
  Item 1. Business
Part II
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures