Form 10-Q
period 2003-03-31
BOEING CAPITAL CORP
filed 2003-05-05
CIK 711513

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File Number 0-10795

Boeing Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2564584
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Naches Ave., SW, 3rd Floor • Renton, Washington 98055
(Address of principal executive offices)

(425) 393-2914
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Common shares outstanding at May 5, 2003:  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I

Item 1.  Financial Statements

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$683	$686
Receivables:
Financing leases	4,470	4,550
Notes and other receivables	2,924	2,878
	7,394	7,428
Allowance for losses on receivables	(391)	(260)
	7,003	7,168

Equipment under operating leases, net of accumulated depreciation	3,468	3,506
Investments	512	517
Equipment held for sale or re-lease, net of accumulated depreciation	357	311
Other assets	327	375
	$12,350	$12,563

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$68	$127
Other liabilities	202	220
Accounts due to Boeing and BCSC	32	22
Deferred income taxes	1,011	1,073
Debt:
Senior	9,331	9,441
Subordinated	24	24
	10,668	10,907

Commitments and contingencies – Note 9

Shareholder’s equity:
Common Stock – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,176	1,090
Accumulated other comprehensive loss, net of tax	(13)	(17)
Income retained for growth	514	578
	1,682	1,656
	$12,350	$12,563

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
REVENUES
Finance lease income	$77	$73
Interest income on notes receivable	54	47
Operating lease income	125	94
Investment income	11	8
Net gain on disposal	—	1
Other	16	5
	283	228

Equity in loss from joint venture	(1)	—
	282	228

EXPENSES
Interest expense	111	90
Depreciation expense	63	47
Provision for losses	140	8
Operating expenses	16	13
Asset impairment expense	42	1
Other	23	3
	395	162

Income (loss) before provision (benefit) for income taxes	(113)	66
Provision (benefit) for income taxes	(49)	24
Net income (loss)	$(64)	$42

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss)

(Unaudited)

(Dollars in millions except stated value)	Preferred Stock(1)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income (Loss)
Balance at December 31, 2001	$50	$5	$804	$(19)	$531	$133
Preferred stock redemption	(50)	—	—	—	—
Capital contributions from Boeing and BCSC(2)	—	—	286	—	—
Net income	—	—	—	—	49	$49
Cash dividend declared	—	—	—	—	(2)	—
Unrealized loss on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Unrealized gain on investments, net of tax of $3 million	—	—	—	4	—	4
Balance at December 31, 2002	$—	$5	$1,090	$(17)	$578	$51
Capital contributions from Boeing and BCSC(3)	—	—	86	—	—
Net loss	—	—	—	—	(64)	$(64)
Unrealized gain on derivative instruments, net of tax	—	—	—	2	—	2
Unrealized gain on investments, net of tax	—	—	—	2	—	2
Balance at March 31, 2003	$—	$5	$1,176	$(13)	$514	$(60)

(1)          Preferred stock has no par value; 100,000 shares authorized: Series A; $5,000 stated value; no shares issued and outstanding at March 31, 2003 and December 31, 2002.

(2)          Balance represents $85 million of cash contributions from Boeing and $201 million of non-cash contributions from Boeing and BCSC.

(3)          Balance represents $84 million of cash contributions from Boeing and $2 million of non-cash contributions from Boeing and BCSC.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(64)	$42
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	64	48
Net gain on disposal	—	(1)
Provision for losses	140	8
Non-cash asset impairment and other charges	63	1
Share-based plans expense	2	1
Deferred income taxes	(55)	55
Change in assets and liabilities:
Accrued interest	(26)	(54)
Accounts with Boeing and BCSC	10	48
Other assets	14	(38)
Accounts payable and accrued expenses	(59)	(80)
Other liabilities	(13)	(8)
Other, net	4	(1)
	80	21
INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	69	81
Purchase of investments	—	(257)
Principal reduction on held-to-maturity investments	19	1
Purchase of equipment for operating leases	(158)	(122)
Proceeds from disposition of equipment and receivables	4	22
Collection of leases, notes and other receivables	209	222
Origination of leases, notes and other receivables	(217)	(764)
	(74)	(817)
FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	(73)	317
Proceeds from issuance of debt	46	418
Repayment of debt	(66)	(208)
Capital contributions from Boeing	84	—
	(9)	527
Net decrease in cash and cash equivalents	(3)	(269)
Cash and cash equivalents at beginning of year	686	400
Cash and cash equivalents at end of period	$683	$131

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows, continued

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of receivables	$—	$(110)
Transfer of accounts with Boeing and BCSC	$—	$137
Assumption of debt	$—	$110
Mark-to-market for derivatives on underlying debt	$(19)	$(29)
Transfer of financing assets from Boeing	$—	$(242)
Capital contributions from Boeing and BCSC	$2	$106

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

Note 1 – General

Boeing Capital Corporation (the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002, which contains the latest available audited consolidated financial statements and notes.

The Company’s primary operations include two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. The Company’s portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

Boeing Capital Services Corporation (“BCSC”) is a largely inactive holding company, which owns 100% of the Company and is an indirect wholly owned subsidiary of Boeing.

Certain reclassifications of previously reported amounts have been made in the consolidated financial statements to conform to the 2003 presentation.

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis or whose equity holders lack certain characteristics of a controlling financial interest. For an entity identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The provisions of FIN 46 are effective July 1, 2003 for VIEs created on or before January 31, 2003, and immediately for VIEs created after January 31, 2003. The Company is currently assessing the application of FIN 46. For further discussion, see Note 10.

Note 3 – Portfolio Quality

(Dollars in millions)	March 31, 2003	December 31, 2002
Receivables:
Financing leases	$4,470	$4,550
Notes and other receivables	2,924	2,878
	7,394	7,428

Equipment under operating leases, net of accumulated depreciation	3,468	3,506
Investments	512	517
Equipment held for sale or re-lease, net of accumulated depreciation	357	311
Total portfolio	$11,731	$11,762

Non-performing assets:
Nonaccrual receivables	$602	$171
Non-performing equipment under operating leases, net of accumulated depreciation	118	63
Equipment held for sale or re-lease, net of accumulated depreciation	357	311
	$1,077	$545

Ratio of nonaccrual receivables to total receivables	8.1%	2.3%
Ratio of total non-performing assets to total portfolio	9.2%	4.6%

The increases in the above ratios are primarily due to the bankruptcy filing by Hawaiian Holding, Inc. (“Hawaiian”), as discussed further in Note 9.

The following table summarizes receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

(Dollars in millions)	March 31, 2003		December 31, 2002
Receivables	$49	(1)	$2
Equipment under operating leases	—		19
	$49		$21

(1)          Subsequent to March 31, 2003, this receivable was paid in full.

For the three months ended March 31, 2003, the Company did not receive any cash from customers in 90 days past due and income accruing status.

Note 4 – Allowance for Losses on Receivables

(Dollars in millions)	March 31, 2003	December 31, 2002
Allowance for losses on receivables at beginning of year	$260	$140
Provision for losses	140	136
Write-offs, net of recoveries	(9)	(18)
Allowance transferred from Boeing and BCSC	—	2
Allowance for losses on receivables at end of period	$391	$260

Allowance as a percentage of total receivables	5.3%	3.5%
Net write-offs as a percentage of average receivables	0.1%	0.3%

More than 90 days delinquent:
Amount of delinquent installments	$6	$15
Total receivables related to delinquent installments	$87	$50
Total receivables related to delinquent installments as a percentage of total receivables	1.2%	0.7%
Total receivables due from delinquent obligors	$1,264	$51
Total receivables due from delinquent obligors as a percentage of total receivables	17.1%	0.7%

At March 31, 2003, United Airlines, Inc. (“United”) represented $1.2 billion of the total receivables portfolio. Of this amount, $19 million represented receivables that had installments that were more than 90 days delinquent at March 31, 2003. During the first quarter of 2003, the Company received cash of $20 million from United related to the United receivables, including $1 million related to receivables more than 90 days delinquent. Additionally, the Company received $4 million from Boeing during the quarter related to intercompany subsidy agreements attributable to the United receivables.

The Company’s portfolio at the end of the first quarter of 2003 totaled $11.7 billion, of which $8.5 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in the Company’s portfolio remain depressed.  Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.  At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. Each quarter, the Company reviews customer credit ratings, published historical credit default rates and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. The Company determined that an increase in the allowance for losses on receivables was warranted in light of deteriorating customer credit ratings and liquidity, as well as the decline in aircraft values. At the end of the first quarter of 2003, the Company recorded an additional provision for losses of $130 million to strengthen the allowance for losses on receivables. As a result of this adjustment, the allowance at March 31, 2003 increased to 5.3% of total receivables, up from 3.5% at December 31, 2002.

Receivable Write-offs and Recoveries, by Segment:

(Dollars in millions)	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Aircraft Financial Services:
Write-offs	$5	$7
Recoveries	—	—
	5	7

Commercial Financial Services:
Write-offs	4	12
Recoveries	—	(1)
	4	11
	$9	$18

A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The carrying amounts of impaired receivables are as follows:

(Dollars in millions)	March 31, 2003	December 31, 2002
Impaired receivables with specific impairment allowance(1)	$605	$146
Impaired receivables with no specific allowance(2)	1,197	1,221
	$1,802	$1,367

(1)             At March 31, 2003 and December 31, 2002, impaired receivables of $605 million and $146 million, respectively, had a specific impairment allowance for losses on receivables of $155 million and $50 million, respectively.

(2)             Of the $1,197 million and $1,221 million at March 31, 2003 and December 31, 2002, respectively, $1,094 million and $1,097 million, respectively, relate to the receivables from United for B-767s and B-777s. The Company believes that such aircraft represent adequate collateral based, in part, on Boeing guarantees; therefore, no specific reserve has been established.

The allocation of the allowance for losses on receivables between specific impairments and general purposes is as follows:

(Dollars in millions)	March 31, 2003		December 31, 2002
Allocated to specific reserves	$155	39.6%	$50	19.2%
Allocated for general purposes(1)	236	60.4	210	80.8
	$391	100.0%	$260	100.0%

(1)             The allocation for general purposes represents the Company’s best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

At March 31, 2003, the Company was the beneficiary under $2.8 billion of guarantees, principally from Boeing, with respect to the portfolio relating to transactions totaling $4.1 billion (35.0% of total Company portfolio), which mitigates the Company’s risk on the impaired receivables.

Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 5 – Investments

The following table shows the impact of investments accounted for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are recorded in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as a reduction to investment income. Held-to-maturity securities are recorded at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as a reduction to investment income.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of the Company’s securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, the Company requests spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels over certain benchmark interest rates are estimates based on similar public securities, senior tranches in the transaction or other relevant pricing information. Using this methodology, the Company’s estimates of fair value for the enhanced equipment trust certificates (“EETCs”) are less than its estimates of the current value of the collateral supporting the EETCs.

Available-for-sale and held-to-maturity investments consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2003
Available-for-Sale:
Equity	$3		$2	$—	$5
Debt	4		1	—	5
Held-to-Maturity:
Debt(1)	481	(2)	—	(252)	229
	$488		$3	$(252)	$239

December 31, 2002
Available-for-Sale:
Equity	$3		$—	$—	$3
Debt	4		—	—	4
Held-to-Maturity:
Debt(1)	490		—	(239)	251
	$497		$—	$(239)	$258

(1)             Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)             Related to the $481 million at March 31, 2003, the Company has $17 million in guarantees from Boeing and $7 million in guarantees from a third party.

At March 31, 2003 and December 31, 2002, available-for-sale and held-to-maturity investments totaled $491 million and $497 million, respectively, of which none were considered investment grade securities.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss, net of tax. As of March 31, 2003, $2 million of that $20 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss, net of tax. At March 31, 2003, $1 million of that $6 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

At March 31, 2003, maturities of debt investments were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$—	$—	$15	$7
Due from one to five years	1	1	333	169
Due from six to ten years	—	—	61	27
Due after ten years	3	4	72	26
	$4	$5	$481	$229

The Company also has a 50% partnership with American Trans Air Holdings Corp. (“ATA”) in BATA Leasing, LLC with a carrying value of $20 million and $19 million at March 31, 2003 and December 31, 2002, respectively, which is recorded in investments on the consolidated balance sheets and accounted for under the equity method. The joint venture was established to convert 24 B-727 passenger aircraft to full cargo configuration and then re-lease such aircraft.

Note 6 – Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-Lease

The Company reviews these assets for potential impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. For the first quarter of 2003, the Company reviewed all aircraft and equipment held for sale or re-lease and under operating leases maturing within two years or where known events may indicate impairment. Assets under operating lease or held for re-lease are considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow, including expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. Assets held for sale are stated at the lower of carrying amount or fair value less costs to sell.

When impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value over the fair value of the asset. For aircraft assets, the Company uses the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or utilization of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, the Company applies judgment based on the attributes of the specific aircraft to determine fair value. For the three months ended March 31, 2003 and 2002, the Company recorded pre-tax non-cash charges totaling $42 million and $1 million, respectively, to record impairments of portfolio assets as a result of continued declines in market values and rents for aircraft.

Note 7 – Debt and Credit Agreements

(Dollars in millions)	March 31, 2003	December 31, 2002
Senior debt:
Commercial paper	$—	$73
Variable rate (three-month LIBOR plus 0.6%) note due 2012	5	5
5.65% note due 2006	1,038	1,041
5.75% note due 2007	748	748
5.80% note due 2013	613	617
6.10% note due 2011	779	781
6.50% note due 2012	762	766
7.10% note due 2005	499	499
7.375% note due 2010	545	549
2.02% - 3.41% Euro medium-term note due 2004	60	51
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	44	44
13.84% - 14.28% non-recourse notes due through 2003, including a premium based on an imputed interest rate of 6.10%	3	6
3.15% - 6.75% retail medium-term notes due through 2017	525	487
1.29% - 7.64% medium-term notes due through 2017	3,103	3,113
1.78% secured debt, proceeds of securitization due through 2009	259	299
Capital lease obligations due through 2008	348	362
	9,331	9,441

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	24	24
	$9,355	$9,465

On February 16, 2001, the Company filed a public shelf registration of $5 billion of debt securities with the Securities and Exchange Commission (“SEC”), which was declared effective on February 26, 2001. Effective October 31, 2001, the Company allocated $1 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of the filing date, an aggregate amount of $427 million remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, the Company filed a public shelf registration of $5 billion of debt securities with the SEC, which was declared effective on March 4, 2002. The Company allocated $1 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date, an aggregate amount of $3.9 billion (which includes $471 million of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, the Company established a $1.5 billion Euro medium-term note program. As of the filing date, an aggregate amount of $1.4 billion remains available for potential debt issuance.

The provisions of various debt agreements require the Company to (a) limit the payment of cash dividends to the extent that the Company’s consolidated assets would be less than 115% of its consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on the Company’s property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At March 31, 2003, as well as during the period, the Company was in compliance with these and all of its various other debt covenants.

As of November 4, 2002, $500 million of Boeing’s five-year revolving credit line expiring in 2005 was made exclusively available to the Company. In addition, $1.5 billion of Boeing’s $3 billion 364-day revolving credit line continues to be exclusively available to the Company. At March 31, 2003, there were no amounts outstanding under these agreements.

Note 8 – Derivative Financial Instruments

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These exposures are managed, in part, with the use of derivatives. Interest rate swap and cross currency swap contracts are entered into with a number of major financial institutions. The Company generally does not require collateral or other security supporting derivative contracts with its counterparties as it believes it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the consolidated financial statements.

Fair Value Hedges

Interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. During the first quarter of 2003, the Company also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and the Company recognized a pre-tax non-cash charge of $21 million.

For the three months ended March 31, 2003 and 2002, $2 million and $0.4 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps were recorded in interest expense. For the three months ended March 31, 2003 and 2002, $1 million of losses and $0.2 million of gains, respectively, related to ineffectiveness due to the forward-starting interest rate swaps were recorded in interest expense. During the next twelve months, the Company expects to amortize an $8 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

Cash Flow Hedges

Cash flow hedges used by the Company include certain interest rate swaps and cross currency swaps. Interest rate swap and cross currency swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which the Company agrees to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of March 31, 2003 and December 31, 2002, net unrecognized losses of $9 million ($6 million net of tax) and $11 million ($8 million net of tax), respectively, were recorded in accumulated other comprehensive income/loss associated with the Company’s cash flow hedging transactions.

For the three months ended March 31, 2003 and 2002, unrecognized losses (net of tax) included in accumulated other comprehensive income/loss of $0.1 million and $0.1 million, respectively, were reclassified to interest expense. During the next twelve months, the Company expects to reclassify to interest expense a loss (net of tax) of $0.4 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

The Company holds certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. For the three months ended March 31, 2003 and 2002, the interest exchange agreements resulted in losses of $1 million and $4 million, respectively, and the related interest rate swaps resulted in gains of $1 million and $3 million, respectively. For the three months ended March 31, 2003 and 2002, unrecognized losses (net of tax) of $0.2 million and $0.3 million, respectively, from accumulated other comprehensive income/loss and gains of $1 million for both periods from the basis adjustment to underlying liabilities were amortized to interest expense. During the next twelve months, the Company expects to amortize to interest expense a $1 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

During 2001, the Company received a conversion option on notes and warrants in connection with a certain financing transaction. As of March 31, 2003 and December 31, 2002, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $12 million and $4 million, respectively. The initial fair values of the conversion option on notes and warrants were recorded as a discount to notes receivable of $20 million and are being amortized to other income. For the three months ended March 31, 2003 and 2002, the Company amortized gains from the discount on notes receivable to other income of $0.3 million and $2 million, respectively. For the three months ended March 31, 2003 and 2002, the conversion feature of the convertible debt and warrants recorded in other assets had changes in fair value, resulting in an addition to other income of $7 million and a reduction to other income of $2 million, respectively.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Significant Customer Contingencies

United accounted for $1.2 billion (10.1%) of total Company portfolio at both March 31, 2003 and December 31, 2002. At March 31, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. As of March 31, 2003, United was the Company’s second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. On February 7, 2003, United agreed to perform under the loan agreements securing the B-767s and B-777s bringing its payments under those agreements current. As of April 10, 2003, United failed to make certain principal and rental payments due in respect of certain of the aircraft including the B-757s. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements in respect of the aircraft with United. Until United emerges from bankruptcy or the Company takes possession of its collateral, United has the right to reject or abandon its transactions with the Company. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

ATA accounted for $604 million and $611 million (5.1% and 5.2%) of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the ATA portfolio primarily consisted of ten B-757s and an investment in ATA preferred stock with a face amount of $50 million, which is included in the portfolio at its carrying value. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. ATA has requested that the Company restructure certain outstanding leases by deferring a portion of its rent payments for a limited period of time. The Company is currently in negotiations with ATA but has yet to reach a definitive agreement.

Hawaiian accounted for $546 million and $479 million (4.7% and 4.1%) of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. On March 31, 2003, the Company filed a motion seeking appointment of an independent trustee to administer Hawaiian during bankruptcy. Subject to final documentation and bankruptcy court approval, the Company has agreed to the terms under which it would release Hawaiian from its obligations to take delivery of a new B-767 scheduled for delivery to Hawaiian in April 2003. The Company will re-market that aircraft to another airline. Taking into account the specific reserves allocated at the end of the first quarter of 2003 for the Hawaiian receivables, the Company does not expect that its transactions with Hawaiian will have a material adverse effect on the Company’s earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

American Airlines, Inc. (“American”) accounted for $512 million and $381 million (4.4% and 3.2%) of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the American portfolio consisted of leases of two B-757s, three B-767s, 39 MD-83s, four MD-82s and subordinated debt in one B-777. The Company financed three B-767s during the first quarter of 2003. In addition, Boeing has a commitment to provide backstop loan financing for six remaining B-767 deliveries and two B-777 aircraft in the maximum amount of $434 million. The backstop loan financing for the final delivery payments that may be exercised on individual deliveries at the option of American is secured by the delivered aircraft. As of March 31, 2003, American exercised the option for delivery financing on the fourth B-767 aircraft, which the Company financed in April 2003.  Subsequent to March 31, 2003, American exercised the option for delivery financing on the fifth and sixth B-767 and the first B-777. The Company believes that such delivery payment loans are adequately collateralized.

As part of American’s internal restructuring and cost reduction initiatives, American has approached its labor unions, aircraft lessors, lenders and suppliers for cost reductions. The Company has recently been requested to reduce lease rates on certain American leases. The Company is in discussions with American in respect of a proposed restructuring. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $448 million and $452 million (3.8% and 3.8%) of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the VARIG portfolio consisted of two B-737s and nine MD-11s. VARIG has defaulted on its obligations under leases with the Company in recent years, which has resulted in deferrals and restructurings some of which are still ongoing. Boeing has provided the Company with first loss deficiency and partial lease rental guarantees covering approximately $339 million of the VARIG obligations. Taking into account these guarantees, the Company does not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on the Company’s earnings, cash flows or financial position.

The Company has reviewed its obligations due from its customers for collectibility and has established specific or general allowances as deemed necessary by the Company. A number of the Company’s customers, including several of its larger customers, have requested a restructuring of their transactions with the Company. While the Company has not reached agreement on any restructuring requests that would have a material adverse impact on the Company’s earnings, cash flows or financial position, there can be no assurance that such requests, negotiations or defaults (including bankruptcies) by the Company’s customers will not have a material adverse impact on the Company’s earnings, cash flows or financial position.

Commitments

At March 31, 2003, the Company had commitments to provide leasing and other financing totaling $565 million. Based on historical experience, the Company anticipates that not all of these commitments will be utilized. However, if all commitments were to be funded, up to $250 million may be funded in less than one year and an additional $315 million may be funded in one to three years.

Boeing and BCSC had unfunded commercial aircraft financing commitments at March 31, 2003 of an additional $5.2 billion. Based on historical experience, the Company anticipates that not all of these commitments will be utilized. However, if all commitments were to be funded, up to $1.1 billion may be funded in less than one year and an additional $4.1 billion may be funded in one to three years. It is expected that the Company will ultimately fund a portion of such commitments. Certain of those funded may be subject to receiving such credit enhancements or other guarantee support from Boeing as the Company may require in order to meet its underwriting and investment criteria.

In conjunction with prior asset dispositions and certain guarantees, at March 31, 2003, the Company was subject to maximum guarantor obligations of $143 million; however, $7 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Guarantor obligations are primarily comprised of residual value and other guarantees provided by the Company. Losses, if any, related to such exposure, net of collateral, are not expected to be significant to the Company.

Note 10 – Off-Balance Sheet Arrangements

The Company is a party to certain off-balance sheet arrangements, including certain guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding the Company’s third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results expected by the Company. Estimated proceeds from collateral and recourse represent the anticipated values of assets the Company could liquidate or receive from other parties to offset its payments under guarantees. The carrying amount of liabilities recorded on the consolidated balance sheets reflects the Company’s best estimate of future payments it may be required to make as part of fulfilling its guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
March 31, 2003
Residual value guarantees	$111	$111	$4
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$143	$136	$4

December 31, 2002
Residual value guarantees	$90	$90	$1
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$122	$115	$1

(1)             This amount is indemnified by Boeing.

(2)             Amounts included in other liabilities.

The Company has issued various residual value guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft or equipment fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 13 years.

The Company has issued credit and deficiency guarantees. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that payments are not made by the original debtor or lessee. Current outstanding credit and deficiency guarantees expire within the next nine years.

Material Variable Interests in Unconsolidated Entities

Airlines regularly utilize a special purpose entity (“SPE”) called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common form of pass-through certificates issued by airlines are EETCs. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. The Company participates in several EETCs as an investor.

The Company is a subordinated lender to SPEs that are utilized by the airlines, lenders and loan guarantors (e.g. Export-Import Bank of the United States). The Company also utilizes other SPEs that are fully consolidated in the Company’s financial statements. Both SPE arrangements are utilized to isolate individual transactions for legal liability, perfect security interests from the perspective of the Company and a third-party lender in certain leveraged lease transactions and realize certain income and sales tax benefits.

The Company is currently assessing the application of FIN 46 as it relates to its variable interests in certain pass-through certificate arrangements, such as equipment trust certificates (“ETCs”) and EETCs. While the Company is currently not required to consolidate the full amount of the SPEs that it lends to, and the ETCs and EETCs in the Trusts in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company’s receivables from SPEs and investment in ETCs and EETCs aggregated $664 million at March 31, 2003, which represents the Company’s maximum exposure to economic loss.  Accounting losses, if any, from period to period could differ.  Such differences, if any, have not been determined.  During the three months ended March 31, 2003, the Company recorded revenues of $13 million and had cash inflows of $34 million relating to these investments. At March 31, 2003, the VIEs (notes, ETCs and EETCs) in which the Company has invested had total assets of approximately $5.8 billion and related debt (which is non-recourse to the Company) of approximately $5.1 billion.

Note 11 – Segment Information

The Company’s primary operations at March 31, 2003 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. Other is comprised of Space and Defense Financial Services.

The Company evaluates the performance of its reporting segments based on results of operations. Information about the Company’s operations in its different financial reporting segments is summarized as follows:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
Revenues:
Aircraft Financial Services	$220	$170
Commercial Financial Services	59	57
Other	4	1
	$283	$228

Interest expense (allocated):
Aircraft Financial Services	$88	$68
Commercial Financial Services	22	22
Other	1	—
	$111	$90

Depreciation expense:
Aircraft Financial Services	$50	$35
Commercial Financial Services	12	12
Other	1	—
	$63	$47

Income (loss) before provision (benefit) for income taxes:
Aircraft Financial Services	$(127)	$52
Commercial Financial Services	13	14
Other	1	—
	$(113)	$66

The portfolio assets by segment were as follows:

(Dollars in millions)	March 31, 2003	December 31, 2002
Aircraft Financial Services:
Financing leases	$3,630	$3,670
Notes and other receivables	2,026	1,964
Equipment under operating leases, net of accumulated depreciation	2,667	2,672
Investments	512	517
Equipment held for sale or re-lease, net of accumulated depreciation	312	288
	9,147	9,111

Commercial Financial Services:
Financing leases	840	880
Notes and other receivables	859	875
Equipment under operating leases, net of accumulated depreciation	740	760
Equipment held for sale or re-lease, net of accumulated depreciation	45	23
	2,484	2,538
Other	100	113
	$11,731	$11,762

The total assets by segment were as follows:

(Dollars in millions)	March 31, 2003	December 31, 2002
Aircraft Financial Services	$9,607	$9,761
Commercial Financial Services	2,630	2,678
Other	113	124
	$12,350	$12,563

Included in the portfolio balances above are $340 million and $378 million at March 31, 2003 and December 31 2002, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 12 – Transactions with Boeing

The Company entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At March 31, 2003, the Company was the beneficiary under $2.8 billion of guarantees from Boeing. The Company recorded the following activity under the intercompany guarantee agreements:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
Guarantee payments applied to income	$19	$5
Guarantee payments applied to reduce net asset value of related aircraft	4	3
	23	8
Fees	(1)	(1)
Net guarantee payments received by the Company	$22	$7

For a period of time, Boeing has agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the three months ended March 31, 2003 and 2002, the Company recognized income of $14 million and $9 million, respectively, under such subsidies.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded charges of $58 million and $11 million, respectively, for the three months ended March 31, 2003 and 2002, related to asset impairments, accrued expenses and adjustments to its allowance for losses on receivables in the Company’s portfolio.

For the three months ended March 31, 2003 and 2002, the Company recorded revenues from Boeing, exclusive of guarantees and subsidies, of $9 million and $5 million, respectively.

Item 2.  Management’s Narrative Analysis of Results of Operations

Forward Looking Information Is Subject to Risk and Uncertainty

From time to time, the Company may make certain statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of such statements may include, but not be limited to wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the impact on the Company of strategic decisions of Boeing, the level of new financing opportunities made available to the Company by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by the Company orally or in writing including, but not limited to, various sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially from projections depending on a variety of factors including, but not limited to, the Company’s relationship with Boeing, as well as strategic decisions of Boeing relating to the Company, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the airline industry, wars, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, the Company’s successful execution of internal operating plans, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), regulatory uncertainties and legal proceedings.

Consolidated Results of Operations

Overview

The Company’s net loss was $64 million for the three months ended March 31, 2003 compared with net income of $42 million for the same period in 2002, a decrease of $106 million. During the first quarter of 2003, the Company recorded pre-tax non-cash charges of $193 million (see breakdown of components in the following paragraph) in response to the much-publicized deterioration in the credit worthiness of its airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values.

The pre-tax non-cash charges of $193 million consist of:

•                       A pre-tax provision for losses of $130 million to increase and strengthen the allowance for losses on receivables,

•                       A $42 million pre-tax impairment loss primarily attributable to valuations of certain aircraft under operating lease and equipment held for sale or re-lease, and

•                       A $21 million pre-tax charge for the write-off of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

The Company’s portfolio at March 31, 2003 totaled $11.7 billion, which is essentially unchanged from December 31, 2002, compared with $10.4 billion at March 31, 2002. New business volume of $2.6 billion, offset by portfolio runoff, was responsible for the increase in the portfolio between March 31, 2002 and March 31, 2003. New business volume is expected to decrease through 2003 as compared to 2002 as a result of reduced demand for commercial aircraft deliveries.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
Finance lease income	$77	$73
Interest income on notes receivable	54	47
Operating lease income	125	94
	$256	$214

Financing revenues for the three months ended March 31, 2003 were $256 million compared with $214 million for the same period in 2002, an increase of $42 million (19.6%). New business volume and portfolio transfers from Boeing, partially offset by lower interest rates reflective of the current interest rate environment, was responsible for the increase in revenue.

Investment income for the three months ended March 31, 2003 was $11 million compared with $8 million for the same period in 2002, an increase of $3 million (37.5%). This was primarily due to growth in the investment portfolio by $40 million between the first quarter of 2002 and 2003.

Other income for the three months ended March 31, 2003 was $16 million compared with $5 million for the same period in 2002, an increase of $11 million (220.0%). Higher realized gains on derivatives and fee income were primarily responsible for the increase in 2003.

Interest expense for the three months ended March 31, 2003 was $111 million compared with $90 million for the same period in 2002, an increase of $21 million (23.3%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates, was primarily responsible for the increase.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the three months ended March 31, 2003 was $63 million compared with $47 million for the same period in 2002, an increase of $16 million (34.0%). Growth in depreciable assets was primarily responsible for the increase.

Provision for losses for the three months ended March 31, 2003 was $140 million compared with $8 million for the same period in 2002, an increase of $132 million. The provision for losses was comprised of a general provision and an additional provision. The general provision, which primarily relates to the growth in the receivables portfolio, was $10 million for the three months ended March 31, 2003 compared with $8 million for the same period in 2002. The additional provision was $130 million for the three months ended March 31, 2003 and reflects the deterioration in the credit worthiness of the Company’s airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level deemed by the Company to be adequate to cover anticipated losses.

Operating expenses, which consists of general and administrative expenses, for the three months ended March 31, 2003 was $16 million compared with $13 million for the same period in 2002, an increase of $3 million (23.1%). Higher administrative and staffing costs and Boeing overhead allocation expenses were primarily responsible for the increase in operating expenses.

Asset impairment expense for the three months ended March 31, 2003 was $42 million compared with $1 million for the same period in 2002, an increase of $41 million. The $42 million impairment loss for the three months ended March 31, 2003 resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Other expenses for the three months ended March 31, 2003 was $23 million compared with $3 million for the same period in 2002, an increase of $20 million. The increase was primarily attributable to a $21 million write-off of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment, which was slightly offset by a decrease of $1 million in aircraft maintenance and storage expenses and $1 million in interest on security deposits.

Provision (benefit) for income taxes for the three months ended March 31, 2003 was ($49.0) million compared with $24 million for the same period in 2002, a decrease of $73 million. The pre-tax loss recorded for the three months ended March 31, 2003 was principally responsible for the benefit for income taxes.

Business Environment and Trends

The domestic airline industry lost an estimated $11 billion during 2002 and initial estimates of first quarter 2003 domestic airline traffic indicate substantial declines from already depressed levels. The conflict in Iraq, continuing concerns about terrorism and Sudden Acute Respiratory Syndrome (“SARS”) are negatively impacting air travel. Most major airlines are restructuring by reducing flights, parking aircraft and implementing cost savings initiatives, including attempting to renegotiate current labor contracts and lease and financing agreements, in an attempt to generate acceptable profit margins.

The continuing downturn in the airline industry and the resulting decline in the collateral values of aircraft and airline credit ratings, as well as additional bankruptcy filings by certain airline customers included in the Company’s portfolio were primarily responsible for the Company recognizing non-cash charges in the first quarter of 2003 to strengthen the allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

At March 31, 2003, the Company had $357 million of assets that were held for sale or re-lease, of which $76 million were identified with a firm contract to sell or place on lease. Additionally, approximately $309 million of the Company’s total portfolio is currently scheduled to come off lease during the next twelve months and become subject to replacement into the market. The inability to place or sell such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations should some of these assets be deemed to be impaired.

Capital Resources and Liquidity

The Company has significant liquidity requirements and sources. The Company believes that, absent a severe or prolonged economic downturn resulting in defaults materially in excess of those anticipated, receipts from the portfolio, together with the committed credit facilities, are expected to cover expenses and debt payments when due. If cash provided by operations, issuance of commercial paper, borrowings under bank credit lines, term borrowings and securitizations does not provide the necessary liquidity, the Company would be required to restrict its new business volume, unless it obtained access to other sources of capital at rates that allow for a reasonable return on new business.

During the first quarter of 2003, the Company issued $46 million in new senior debt, primarily to finance new business. The Company also relies on the issuance of commercial paper as a short-term funding source. During the first quarter of 2003, the Company’s outstanding commercial paper balances ranged from zero to $73 million, with a weighted average effective interest rate of 1.6% and a daily average outstanding balance for the period of $13 million. The Company had no commercial paper borrowings outstanding at March 31, 2003.

The Company’s assets and liabilities expose the Company to interest rate risk to the extent that those assets and liabilities are not exactly matched according to currency or maturity and repricing characteristics. The types and terms of borrowing and hedging instruments that are available to the Company in the market and possible changes in asset terms limit the Company’s ability to match assets and liabilities. The Company attempts to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and does not believe it is materially exposed to gains or losses due to interest rate or currency changes.

Financing-related interest expense for the three months ended March 31, 2003 was $111 million, compared with $90 million for the same period in 2002. Leverage (debt-to-equity ratio) at March 31, 2003 was 5.6-to-1, as compared with 5.7-to-1 at the end of 2002 and 5.2-to-1 at March 31, 2002.

Segment Operations

The Company provides financial services through two primary reporting segments: Aircraft Financial Services and Commercial Financial Services. Other is comprised of Space and Defense Financial Services. The determination of segments is based upon the Company’s internal organization. The Company evaluates the performance of its reporting segments based on results of operations.

Aircraft Financial Services provides financing to buy or lease commercial airplanes and represented 78.0% of the Company’s total portfolio at March 31, 2003. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing airplanes. Aircraft Financial Services also assists Boeing commercial aircraft customers in arranging financing. At March 31, 2003, the Company owned 327 commercial aircraft and had partial ownership or security interest in an additional 214 aircraft, including those owned in joint ventures, EETC and other investment transactions.

Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including executive aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment and a wide variety of other industrial and manufacturing equipment. Commercial Financial Services represented 21.2% of the Company’s total portfolio at March 31, 2003.

Space and Defense Financial Services provides lease and loan financing and advisory services for military-related products and commercial space systems. This portfolio represented 0.8% of the Company’s total portfolio at March 31, 2003.

Aircraft Financial Services

Revenues for the three months ended March 31, 2003 were $220 million compared with $170 million for the same period in 2002, an increase of $50 million (29.4%). A larger portfolio, resulting from new business volume and portfolio transfers from Boeing, and an increase in realized gains on derivatives and fee income were primarily responsible for the increased revenues. This increase was slightly offset by a decrease in gains on disposal of assets.

Interest expense (allocated) for the three months ended March 31, 2003 was $88 million compared with $68 million for the same period in 2002, an increase of $20 million (29.4%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates, was primarily responsible for the increase.

Depreciation expense for the three months ended March 31, 2003 was $50 million compared with $35 million for the same period in 2002, an increase of $15 million (42.9%). Growth in depreciable assets was responsible for the increase.

Income (loss) before provision (benefit) for income taxes for the three months ended March 31, 2003 was ($127) million compared with $52 million for the same period in 2002, a decrease of $179 million. In addition to the aforementioned items, income (loss) before provision (benefit) for income taxes was reduced by:

•                       $130 million of provision for losses to increase and strengthen the allowance for losses on receivables,

•                       $40 million in charges for impairment of portfolio assets related to certain aircraft under operating lease and equipment held for sale or re-lease, and

•                       $21 million charge for the write-off of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Commercial Financial Services

Revenues for the three months ended March 31, 2003 were $59 million compared with $57 million for the same period in 2002, an increase of $2 million (3.5%). Increase in gains on disposal of assets and a slight increase in average portfolio resulting from new business were primarily responsible for the increase.

Standards Issued and Not Yet Implemented

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis or whose equity holders lack certain characteristics of a controlling financial interest. For an entity identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The provisions of FIN 46 are effective July 1, 2003 for VIEs created on or before January 31, 2003, and immediately for VIEs created after January 31, 2003. The Company is currently assessing the application of FIN 46.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

Part II

Item 1.  Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against the Company, many of which are covered by third parties, including insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flows or financial position.

Item 5.  Other Information

New Business Volume(1)

New business volume is summarized as follows:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002
Aircraft Financial Services	$354	$1,039
Commercial Financial Services	18	102
Other	3	2
	$375	$1,143

(1)               Excludes transfers from Boeing, unless new financing occurred in current year.

Portfolio balances are summarized as follows:

(Dollars in millions)	March 31, 2003	December 31, 2002
Aircraft Financial Services	$9,147	$9,111
Commercial Financial Services	2,484	2,538
Other	100	113
	$11,731	$11,762

The following table summarizes the net change in total Company portfolio:

(Dollars in millions)	Three Months Ended March 31, 2003	Year Ended December 31, 2002
New business volume	$375	$3,415
Financing assets transferred from Boeing	—	386
Portfolio impairment	(42)	(100)
Asset run-off	(301)	(913)
Depreciation expense	(63)	(223)
Net change in portfolio balance	$(31)	$2,565

Significant Concentrations

The following table includes the five largest customers at March 31, 2003, with their related portfolio balances at December 31, 2002:

	March 31, 2003		December 31, 2002
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,222	10.4%	$1,069	9.1%
United	1,187	10.1	1,190	10.1
Boeing	724	6.2	878	7.5
ATA	604	5.1	611	5.2
Hawaiian	546	4.7	479	4.1
	$4,283		$4,227

The Company’s largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1.2 billion and $1.1 billion of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. Investments in AirTran EETCs, securities convertible into common stock and common stock of $42 million and $40 million at March 31, 2003 and December 31, 2002, respectively, are included in the AirTran portfolio. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 B-717 aircraft returned by American. The B-717 aircraft are scheduled for delivery throughout 2003, six of which were delivered during the first quarter of 2003.

The Company’s second largest customer, United, accounted for $1.2 billion of total Company portfolio at both March 31, 2003 and December 31, 2002. At March 31, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. United filed for Chapter 11 bankruptcy protection on December 9, 2002. On February 7, 2003, United agreed to perform under the loan agreements securing the B-767s and B-777s bringing its payments under those agreements current. As of April 10, 2003, United failed to make certain principal and rental payments due in respect of certain of the aircraft including the B-757s. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements in respect of the aircraft with United. Until United emerges from bankruptcy or the Company takes possession of its collateral, United has the right to reject or abandon its transactions with the Company. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

The Company’s third largest customer, Boeing, accounted for $724 million and $878 million of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. During the second quarter of 2002, American returned 24 B-717 aircraft. Boeing guarantees a substantial portion of the rental streams of these aircraft; thus, in effect Boeing became the lessee under these leases. On October 23, 2002, Boeing announced that AirTran signed an agreement with the Company to lease 22 of the 24 B-717 aircraft returned by American. The 22 B-717 aircraft are scheduled for delivery throughout 2003, six of which were delivered during the first quarter of 2003. The remaining two B-717 aircraft were placed on lease during October 2002.

The Company’s fourth largest customer, ATA, accounted for $604 million and $611 million of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the ATA portfolio primarily consisted of ten B-757s and an investment in ATA preferred stock with a face amount of $50 million, which is included in the portfolio at its carrying value. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. ATA has requested that the Company restructure certain outstanding leases by deferring a portion of its rent payments for a limited period of time. The Company is currently in negotiations with ATA but has yet to reach a definitive agreement.

The Company’s fifth largest customer, Hawaiian, accounted for $546 million and $479 million of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. On March 31, 2003, the Company filed a motion seeking appointment of an independent trustee to administer Hawaiian during bankruptcy. Subject to final documentation and bankruptcy court approval, the Company has agreed to the terms under which it would release Hawaiian from its obligations to take delivery of a new B-767 scheduled for delivery to Hawaiian in April 2003. The Company will re-market that aircraft to another airline. Taking into account the specific reserves allocated at the end of the first quarter of 2003 for the Hawaiian receivables, the Company does not expect that its transactions with Hawaiian will have a material adverse effect on the Company’s earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

One of the Company’s ten largest customers, American, accounted for $512 million and $381 million of total Company portfolio at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the American portfolio consisted of leases of two B-757s, three B-767s, 39 MD-83s, four MD-82s and subordinated debt in one B-777. The Company financed three B-767s during the first quarter of 2003. In addition, Boeing has a commitment to provide backstop loan financing for six remaining B-767 deliveries and two B-777 aircraft in the maximum amount of $434 million. The backstop loan financing for the final delivery payments that may be exercised on individual deliveries at the option of American is secured by the delivered aircraft. As of March 31, 2003, American exercised the option for delivery financing on the fourth B-767 aircraft, which the Company financed in April 2003. Subsequent to March 31, 2003, American exercised the option for delivery financing on the fifth and sixth B-767 and the first B-777. The Company believes that such delivery payment loans are adequately collateralized.

As part of American’s internal restructuring and cost reduction initiatives, American has approached its labor unions, aircraft lessors, lenders and suppliers for cost reductions. The Company has recently been requested to reduce lease rates on certain American leases. The Company is in discussions with American in respect of a proposed restructuring. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

Aircraft Financial Services Portfolio

The Aircraft Financial Services portfolio consisted of the following commercial aircraft types(1):

(Dollars in millions)	Receivables(2)	Operating Leases(2)	Investments(5)	Held for Sale or Re-Lease	Total
March 31, 2003
B-717	$1,849	$173	$—	$—	$2,022
B-737	86	676	—	37	799
B-747	235	244	—	—	479
B-757	792	340	—	23	1,155
B-767	451	379	—	15	845
B-777	1,072	—	—	—	1,072
DC-9(3)	91	6	—	—	97
MD-80(3)	381	115	—	25	521
MD-90(3)	87	—	—	51	138
DC-10(3)	59	40	—	2	101
MD-11(3)	176	637	—	150	963
Other Aircraft and Equipment(4)	377	57	—	9	443
Asset Pools(6)	—	—	463	—	463
Other(7)	—	—	49	—	49
	$5,656	$2,667	$512	$312	$9,147

December 31, 2002
B-717	$1,838	$122	$—	$—	$1,960
B-737	81	705	—	19	805
B-747	240	247	—	—	487
B-757	820	333	—	23	1,176
B-767	319	309	—	26	654
B-777	1,076	—	—	—	1,076
DC-9(3)	95	6	—	—	101
MD-80(3)	391	118	—	18	527
MD-90(3)	119	—	—	36	155
DC-10(3)	62	57	—	4	123
MD-11(3)	175	717	—	152	1,044
Other Aircraft and Equipment(4)	418	58	—	10	486
Asset Pools(6)	—	—	474	—	474
Other(7)	—	—	43	—	43
	$5,634	$2,672	$517	$288	$9,111

(1)               Excludes executive aircraft of $940 million and $950 million at March 31, 2003 and December 31, 2002, respectively, which are included in the Commercial Financial Services portfolio.

(2)               Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(3)               Out of production, but currently supported by Boeing with respect to parts and other services.

(4)               Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.

(5)               Represents aircraft collateralizing EETCs, ETCs and other trust-related interests and other investments held by the Company.

(6)    Investments are supported by asset pools secured by various commercial aircraft types.

(7)    Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

At March 31, 2003, the Company owned 327 commercial aircraft and had partial ownership or security interest in an additional 214 aircraft, including those owned in joint ventures, EETC and other investment transactions.

At March 31, 2003, $8.2 billion (94.9%) of the Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

At March 31, 2003, the Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2003 – 1999	58.5%
1998 – 1994	15.1
1993 – 1989	15.9
1988 – 1984	4.9
1983 and older	2.5
Secured by pooled assets and other collateral	3.1
100.0%

Guarantees

At March 31, 2003, the Company was the beneficiary under $2.8 billion of guarantees with respect to its portfolio relating to transactions totaling $4.1 billion. Any guarantee call by the Company would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

The guarantees in favor of the Company are either full or partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of the Company’s losses on aircraft financed by the Company in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering the Company against the lessee’s failure to pay rent under the lease agreement or the Company’s inability to re-lease these aircraft at or above a specified rent level.

The following table summarizes such guarantees:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Domestic Equipment	Other	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,243	$451	$59	$6	$2,759
Other(1)	15	—	—	—	15
	$2,258	$451	$59	$6	$2,774

(1)               Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type or equipment at March 31, 2003 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,264	$1,955
Out of production twin-aisle aircraft	451	754
Out of production single-aisle aircraft	101	148
Other Boeing and regional aircraft	893	1,199
Other equipment	59	59
Other	6	6
	$2,774	$4,121

During the three months ended March 31, 2003, the Company recognized income of $19 million under these guarantees, all of which were from Boeing.

Portfolio by Region

At March 31, 2003, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Aircraft Financial Services	Commercial Financial Services	Other	Total	% of Total Portfolio
Region
United States	$6,307	$1,998	$100	$8,405	71.7%
Europe	1,101	82	—	1,183	10.1
Latin America	759	259	—	1,018	8.7
Asia	805	130	—	935	8.0
Africa	67	—	—	67	0.6
Australia	65	—	—	65	0.5
Canada	43	15	—	58	0.4
	$9,147	$2,484	$100	$11,731	100.0%

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

	Exhibit 12	Computation of Ratio of Income to Fixed Charges.

Exhibit 99.1

Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 99.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

B.	Reports on Form 8-K

	1.	Form 8-K dated January 30, 2003, to release earnings for the year ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

May 5, 2003	/s/ STEVEN W. VOGEDING

Steven W. Vogeding
Vice President and Chief Financial
Officer (Principal Financial Officer) and
Registrant’s Authorized Officer

/s/ JILL C. RICHLING

Jill C. Richling
Controller (Principal Accounting Officer)

CERTIFICATION

(pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002)

I, James F. Palmer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Boeing Capital Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003	/s/ JAMES F. PALMER

James F. Palmer
President and Director

CERTIFICATION

(pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002)

I, Steven W. Vogeding, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Boeing Capital Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003	/s/ STEVEN W. VOGEDING

Steven W. Vogeding
Vice President and Chief Financial Officer