Form 10-Q
period 2003-06-30
BOEING CAPITAL CORP
filed 2003-08-04
CIK 711513

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

No common stock is held by non-affiliates of the registrant. Common shares outstanding at August 4, 2003:  50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I

Item 1.  Financial Statements

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$574	$686
Receivables:
Financing leases	4,400	4,550
Notes and other receivables	3,136	2,878
	7,536	7,428
Allowance for losses on receivables	(393)	(260)
	7,143	7,168

Equipment under operating leases, net of accumulated depreciation	3,626	3,506
Investments	561	517
Equipment held for sale or re-lease, net of accumulated depreciation	260	311
Other assets	387	375
	$12,551	$12,563

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$121	$127
Other liabilities	192	220
Accounts due to Boeing and BCSC	158	22
Deferred income taxes	1,053	1,073
Debt:
Senior	9,243	9,441
Subordinated	24	24
	10,791	10,907

Commitments and contingencies – Note 9

Shareholder’s equity:
Common Stock - $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,207	1,090
Accumulated other comprehensive loss, net of tax	(13)	(17)
Income retained for growth	561	578
	1,760	1,656
	$12,551	$12,563

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2003	2002	2003	2002
REVENUES
Finance lease income	$74	$76	$151	$149
Interest income on notes receivable	51	56	105	103
Operating lease income	127	99	252	193
Investment income	14	11	25	19
Net gain on disposal	2	6	2	7
Other	19	7	35	12
	287	255	570	483

Equity in loss from joint venture	—	(1)	(1)	(1)
	287	254	569	482

EXPENSES
Interest expense	111	99	222	189
Depreciation expense	64	50	127	97
Provision for losses	9	9	149	17
Operating expenses	18	15	34	28
Asset impairment expense	9	3	51	4
Other	4	5	27	8
	215	181	610	343

Income (loss) before provision (benefit) for income taxes	72	73	(41)	139
Provision (benefit) for income taxes	25	26	(24)	50
Net income (loss)	$47	$47	$(17)	$89

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss)

(Unaudited)

(Dollars in millions except stated value)	Preferred Stock(1)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income (Loss)
Balance at December 31, 2001	$50	$5	$804	$(19)	$531	$133
Preferred stock redemption	(50)	—	—	—	—
Capital contributions from Boeing and BCSC(2)	—	—	286	—	—
Net income	—	—	—	—	49	$49
Cash dividend declared	—	—	—	—	(2)	—
Unrealized loss on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Unrealized gain on investments, net of tax of $3 million	—	—	—	4	—	4
Balance at December 31, 2002	$—	$5	$1,090	$(17)	$578	$51
Capital contributions from Boeing and BCSC(3)	—	—	117	—	—
Net loss	—	—	—	—	(17)	$(17)
Unrealized gain on derivative instruments, net of tax	—	—	—	2	—	2
Unrealized gain on investments, net of tax	—	—	—	2	—	2
Balance at June 30, 2003	$—	$5	$1,207	$(13)	$561	$(13)

(1)          Preferred stock has no par value; 100,000 shares authorized: Series A; $5,000 stated value; no shares issued and outstanding at June 30, 2003 and December 31, 2002.

(2)          Balance represents $85 million of cash contributions from Boeing and $201 million of non-cash contributions from Boeing and BCSC.

(3)          Balance represents $114 million of cash contributions from Boeing and $3 million of non-cash contributions from Boeing and BCSC.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(17)	$89
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	130	101
Net gain on disposal	(2)	(7)
Provision for losses	149	17
Non-cash asset impairment and other charges	73	4
Share-based plans expense	3	3
Deferred income taxes	(13)	146
Change in assets and liabilities:
Accrued interest	(25)	(54)
Accounts with Boeing and BCSC	136	286
Other assets	16	(91)
Accounts payable and accrued expenses	(6)	(30)
Other liabilities	(25)	20
Other, net	(15)	2
	404	486
INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	93	29
Transfer of net assets from Boeing	—	(186)
Purchase of investments	(55)	(322)
Principal reduction on available-for-sale investments	15	6
Principal reduction on held-to-maturity investments	34	9
Purchase of equipment for operating leases	(292)	(425)
Proceeds from disposition of equipment and receivables	96	56
Collection of leases, notes and other receivables	382	401
Origination of leases, notes and other receivables	(674)	(1,281)
	(401)	(1,713)
FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	(73)	296
Proceeds from issuance of debt	152	974
Repayment of debt	(308)	(350)
Payment of cash dividends	—	(2)
Capital contributions from Boeing	114	—
	(115)	918
Net decrease in cash and cash equivalents	(112)	(309)
Cash and cash equivalents at beginning of year	686	400
Cash and cash equivalents at end of period	$574	$91

See Notes to Consolidated Financial Statements.

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of receivables	$—	$(110)
Decrease to notes and other receivables	$4	$—
Addition of available-for-sale investments	$—	$(5)
Decrease to available-for-sale investments	$5	$—
Addition to other assets	$(5)	$—
Transfer of accounts with Boeing and BCSC	$—	$92
Change in accounts with Boeing and BCSC	$(4)	$—
Assumption of debt	$—	$115
Mark-to-market for derivatives on underlying debt	$29	$52
Transfer of net assets from Boeing	$—	$(195)
Capital contributions from Boeing and BCSC	$3	$198

The following table represents the transfer of net assets from Boeing. For the six months ended June 30, 2002, transfer of net assets from Boeing is comprised of cash transfers of $186 million and non-cash transfers of $195 million. There were no non-cash transfers of net assets from Boeing for the six months ended June 30, 2003.

(Dollars in millions)	Six Months Ended June 30, 2002
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS FROM BOEING:
Financing assets	$(386)
Allowance for losses on receivables	2
Accounts due from Boeing and BCSC	(9)
Other liabilities	1
Deferred income taxes	11
Transfer of net assets from Boeing	$(381)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1 – General

Boeing Capital Corporation (together with its subsidiaries, referred to as “us”, “we”, “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002, which contains the latest available audited consolidated financial statements and notes.

We are a commercial finance company. Our primary operations include two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Our portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

Boeing Capital Services Corporation (“BCSC”) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company.

Certain reclassifications of previously reported amounts have been made in the consolidated financial statements to conform to the 2003 presentation.

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis or whose equity holders lack certain characteristics of a controlling financial interest. Then, for an entity identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The provisions of FIN 46 became effective July 1, 2003 for VIEs created on or before January 31, 2003, and became immediately effective for VIEs created after January 31, 2003. The impact of adopting FIN 46 is discussed in Note 10.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Implementation of this standard is not expected to have a material effect on our earnings, cash flows or financial position.

Note 3 – Portfolio Quality

(Dollars in millions)	June 30, 2003	December 31, 2002
Receivables:
Financing leases	$4,400	$4,550
Notes and other receivables	3,136	2,878
	7,536	7,428

Equipment under operating leases, net of accumulated depreciation	3,626	3,506
Investments	561	517
Equipment held for sale or re-lease, net of accumulated depreciation	260	311
Total portfolio	$11,983	$11,762

Non-performing assets:
Nonaccrual receivables	$710	$171
Non-performing equipment under operating leases, net of accumulated depreciation	102	63
Equipment held for sale or re-lease, net of accumulated depreciation	260	311
	$1,072	$545

Ratio of nonaccrual receivables to total receivables	9.4%	2.3%
Ratio of total non-performing assets to total portfolio	8.9%	4.6%

The increases in the above ratios are primarily due to the bankruptcy filing by Hawaiian Holding, Inc. (“Hawaiian”), as discussed further in Note 9.

Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. Any cash received in the interim is recorded to income to the extent that it is accruable under contractual terms, and any cash received in excess of such accruable amounts reduce the carrying value of the receivable.

The following table summarizes our receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

(Dollars in millions)	June 30, 2003	December 31, 2002
Receivables	$494	$2
Equipment under operating leases	—	19
	$494	$21

The $494 million represents receivables from United, which are collateralized with B-767s and B-777s. We believe that there is adequate collateral coverage to justify accruing income on the receivables. For the six months ended June 30, 2003, we received $30 million on these receivables. Subsequent to June 30, 2003, we received $11 million on these receivables.

Note 4 – Allowance for Losses on Receivables

(Dollars in millions)	June 30, 2003	December 31, 2002
Allowance for losses on receivables at beginning of year	$260	$140
Provision for losses	149	136
Write-offs, net of recoveries	(16)	(18)
Allowance transferred from Boeing and BCSC	—	2
Allowance for losses on receivables at end of period	$393	$260

Allowance as a percentage of total receivables	5.2%	3.5%
Net write-offs as a percentage of average receivables	0.2%	0.3%

More than 90 days delinquent:
Amount of delinquent installments	$29	$15
Total receivable balance related to delinquent installments	$797	$50
Total receivable balance related to delinquent installments as a percentage of total receivables	10.6%	0.7%
Total of all receivables due from delinquent obligors	$1,764	$51
Total of all receivables due from delinquent obligors as a percentage of total receivables	23.4%	0.7%

At June 30, 2003, United Airlines, Inc. (“United”) represented $1.2 billion of our total receivables portfolio. Of this amount, $586 million represented receivables that had installments that were more than 90 days delinquent at June 30, 2003. During the first half of 2003, we received cash of $39 million from United, of which $31 million related to receivables more than 90 days delinquent.

At June 30, 2003, Hawaiian represented $466 million of our total receivables portfolio. Of this amount, $95 million represented receivables that had installments that were more than 90 days delinquent at June 30, 2003. During the first half of 2003, we received cash of $22 million from Hawaiian, of which $4 million related to receivables more than 90 days delinquent.

Our portfolio at the end of the second quarter of 2003 totaled $12.0 billion, of which $8.9 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in our portfolio remain depressed. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. In light of deteriorating customer credit ratings and liquidity, as well as the decline in aircraft values, we determined that a special increase in the allowance for losses on receivables of $130 million was warranted at the end of the first quarter of 2003. The changes in customer credit ratings and aircraft values were not significant enough to warrant a special increase in the allowance for losses on receivables during the second quarter of 2003; however, there can be no assurance that consideration of such factors in the future will not result in a requirement to increase the allowance for losses on receivables. As a result of the $130 million increase, the allowance at June 30, 2003 increased to 5.2% of total receivables, up from 3.5% at December 31, 2002.

Boeing is currently involved in key campaigns that may determine the continuation of the B-757 program. At June 30, 2003, $1.2 billion of our portfolio was collateralized by B-757 aircraft of various vintages. At June 30, 2003, we were the beneficiary under $240 million of guarantees from Boeing covering $305 million of our B-757 portfolio. Future decisions relating to B-757 production, as well as overall market conditions, could result in declines in B-757 collateral values, which in turn could result in a requirement to increase the allowance for losses on receivables due to additional collateral exposure, resulting in a potential material adverse effect on our earnings or financial position; however, we are currently unable to predict the likelihood or impact of such an outcome.

Receivable Write-offs and Recoveries, by Segment:

(Dollars in millions)	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Aircraft Financial Services:
Write-offs	$9	$7
Recoveries	—	—
	9	7

Commercial Financial Services:
Write-offs	7	12
Recoveries	—	(1)
	7	11
	$16	$18

We review a specific receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The carrying amounts of impaired receivables are as follows:

(Dollars in millions)	June 30, 2003	December 31, 2002
Impaired receivables with specific impairment allowance(1)	$602	$146
Impaired receivables with no specific allowance(2)	1,227	1,221
	$1,829	$1,367

(1)          At June 30, 2003 and December 31, 2002, impaired receivables of $602 million and $146 million, respectively, had a specific impairment allowance for losses on receivables of $157 million and $50 million, respectively.

(2)          Of the $1,227 million and $1,221 million at June 30, 2003 and December 31, 2002, respectively, $1,090 million and $1,097 million, respectively, relate to the receivables from United secured by B-767s and B-777s. We believe that such aircraft represent adequate collateral based, in part, on Boeing guarantees; therefore, no specific reserve has been established.

The allocation of the allowance for losses on receivables between specific impairments and general purposes is as follows:

(Dollars in millions)	June 30, 2003		December 31, 2002
Allocated to specific reserves	$157	39.9%	$50	19.2%
Allocated for general purposes(1)	236	60.1	210	80.8
	$393	100.0%	$260	100.0%

(1)          The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

At June 30, 2003, we were the beneficiary under $2.8 billion of guarantees, principally from Boeing, with respect to the portfolio relating to transactions totaling $4.0 billion (33.3% of our total portfolio), which mitigates our risk.

Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 5 – Investments

The following table shows the impact of investments we accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We record available-for-sale securities in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as a reduction to investment income. We record held-to-maturity securities at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as a reduction to investment income.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of our securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, we request spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels and certain benchmark interest rates are selected using similar public securities, senior tranches in the transaction or other relevant pricing information as marketplace proxies for our non-trading securities. Using this methodology, our estimate of fair value for the enhanced equipment trust certificates (“EETCs”) is less than our estimate of the current value of the collateral supporting the EETCs.

Available-for-sale and held-to-maturity investments consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2003
Available-for-Sale:
Equity	$3		$1	$—	$4
Debt	38		1	—	39
Held-to-Maturity:
Debt(1)	475	(2)	—	(113)	362
	$516		$2	$(113)	$405

December 31, 2002
Available-for-Sale:
Equity	$3		$—	$—	$3
Debt	4		—	—	4
Held-to-Maturity:
Debt(1)	490		—	(239)	251
	$497		$—	$(239)	$258

(1)          Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)          Related to the $475 million at June 30, 2003, we had $18 million in guarantees from Boeing and $6 million in guarantees from a third party.

At June 30, 2003 and December 31, 2002, available-for-sale and held-to-maturity investments totaled $518 million and $497 million, respectively, of which none were considered investment grade securities.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss, net of tax. As of June 30, 2003, $2 million of that $20 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss, net of tax. At June 30, 2003, $2 million of that $6 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

At June 30, 2003, maturities of debt investments were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$—	$—	$15	$11
Due from one to five years	34	34	329	247
Due from six to ten years	—	—	62	47
Due after ten years	4	5	69	57
	$38	$39	$475	$362

We also have a 50% interest with ATA Holdings Corp. (“ATA”) in BATA Leasing, LLC (“BATA”) with a carrying value of $20 million and $19 million at June 30, 2003 and December 31, 2002, respectively, which is recorded in investments on the consolidated balance sheets and accounted for under the equity method. BATA was established to convert 24 B-727 passenger aircraft to full cargo configuration and then re-lease such aircraft.

In the second quarter of 2003, we entered into a financing arrangement with a third party. This arrangement was established to lease five B-767 aircraft; two of which were placed under lease as of June 30, 2003. This investment had a carrying value of $22 million at June 30, 2003, which is recorded in investments on the balance sheet and accounted for under the equity method.

Note 6 – Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-Lease

We review these assets for potential impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. For the second quarter of 2003, we reviewed all aircraft and equipment held for sale or re-lease and under operating leases maturing within two years or where known events may indicate impairment. We consider assets under operating lease or held for re-lease impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value, less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or utilization of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the six months ended June 30, 2003 and 2002, we recorded pre-tax non-cash charges totaling $51 million and $4 million, respectively, to record impairments of portfolio assets as a result of continued declines in market values and rents for aircraft and equipment.

Note 7 – Debt and Credit Agreements

(Dollars in millions)	June 30, 2003	December 31, 2002
Senior debt:
Commercial paper	$—	$73
Variable rate (three-month LIBOR plus 0.6%) note due 2012	5	5
5.65% note due 2006	1,046	1,041
5.75% note due 2007	748	748
5.80% note due 2013	625	617
6.10% note due 2011	785	781
6.50% note due 2012	775	766
7.10% note due 2005	499	499
7.375% note due 2010	554	549
2.02% - 3.41% Euro medium-term note due 2004	60	51
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	43	44
13.84% - 14.28% non-recourse notes due through 2003, including a premium based on an imputed interest rate of 6.10%	1	6
3.15% - 6.75% retail medium-term notes due through 2017	631	487
1.12% - 7.64% medium-term notes due through 2017	2,890	3,113
1.63% secured debt, proceeds of securitization due through 2009	243	299
1.49% - 9.22% capital lease obligations due through 2008	338	362
	9,243	9,441

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	24	24
	$9,267	$9,465

On February 16, 2001, we filed a public shelf registration of $5 billion of debt securities with the Securities and Exchange Commission (“SEC”), which was declared effective on February 26, 2001. Effective October 31, 2001, we allocated $1 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of the filing date, an aggregate amount of $427 million remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, we filed a public shelf registration of $5 billion of debt securities with the SEC, which was declared effective on March 4, 2002. We allocated $1 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date, an aggregate amount of $3.8 billion (which includes $365 million of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, we established a $1.5 billion Euro medium-term note program. As of the filing date, an aggregate amount of $1.4 billion remains available for potential debt issuance.

The provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At June 30, 2003, as well as during the period, we were in compliance with these and all of our various other debt covenants.

As of November 4, 2002, $500 million of Boeing’s five-year revolving credit line expiring in 2005 was made exclusively available to us. In addition, $1.5 billion of Boeing’s $3 billion 364-day revolving credit line continues to be exclusively available to us. At June 30, 2003, there were no amounts outstanding under these agreements.

Note 8 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap and cross currency swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax non-cash charge of $21 million.

For the six months ended June 30, 2003 and 2002, we recorded $5 million and $0.3 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. For the six months ended June 30, 2003 and 2002, we recorded $1 million and $2 million, respectively, of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap and cross currency swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of June 30, 2003 and December 31, 2002, we recorded net unrecognized losses of $8 million ($5 million net of tax) and $9 million ($6 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

For the six months ended June 30, 2003 and 2002, unrealized losses (net of tax) included in accumulated other comprehensive income/loss of $0.2 million and $0.3 million, respectively, were reclassified to interest expense. During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $0.4 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of June 30, 2003 and December 31, 2002, we recorded net losses of $1 million ($0.7 million net of tax) and $2 million ($1 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the six months ended June 30, 2003 and 2002, the interest exchange agreements resulted in losses of $2 million and gains of $1 million, respectively, and the related interest rate swaps resulted in gains of $1 million and losses of $2 million, respectively. For the six months ended June 30, 2003 and 2002, unrecognized losses (net of tax) of $0.4 million and $1 million, respectively, from accumulated other comprehensive income/loss and gains of $2 million for both periods from the basis adjustment to underlying liabilities were amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $1 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full. As of December 31, 2002, the conversion feature of the convertible notes was reflected in other assets at a fair value of $1 million. As of June 30, 2003 and December 31, 2002, warrants for this and other transactions were reflected in other assets at a fair value of $21 million and $4 million, respectively. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million and are being amortized to other income. For the six months ended June 30, 2003 and 2002, we amortized gains from the discount on notes receivable to other income of $1 million and $3 million, respectively. During the next twelve months, we expect to amortize to other income a gain of $1 million from the discount on notes receivable. For the six months ended June 30, 2003 and 2002, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in an addition to other income of $20 million and a reduction to other income of $3 million, respectively.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of such proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Significant Customer Contingencies

United accounted for $1.2 billion (9.9% and 10.1%) of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. As of June 30, 2003, United was our second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. On February 7, 2003, United agreed to perform under the loan agreements securing the B-767s and B-777s by bringing its payments under those agreements current. Since April 10, 2003, United has made interest only payments on the notes and some reduced rental payments on the B-757s. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements in respect of the aircraft with United. Until United emerges from bankruptcy or we take possession of the collateral, United has the right to reject or abandon its transactions with us. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

ATA accounted for $667 million and $611 million (5.6% and 5.2%) of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the ATA portfolio primarily consisted of 11 B-757s and an investment in ATA preferred stock with a face amount of $50 million, which is included in the portfolio at its carrying value. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. ATA has requested that we restructure certain outstanding leases by deferring a portion of its rent payments for a limited period of time. We have reached agreement, subject to certain conditions, on the terms of the restructuring and we are working on the definitive documentation. This restructuring is not expected to have a material adverse effect on our earnings, cash flows or financial position.

Hawaiian accounted for $537 million and $479 million (4.5% and 4.1%) of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. We are currently re-marketing that aircraft. Taking into account the specific reserves allocated at the end of the second quarter of 2003 for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $439 million and $452 million (3.7% and 3.8%) of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the VARIG portfolio consisted of two B-737s and nine MD-11s. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings some of which are still ongoing. Boeing has provided us with first loss deficiency and partial lease rental guarantees covering approximately $323 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows or financial position.

We have reviewed our obligations due from our customers for collectibility and have established specific or general allowances as we deemed necessary. A number of our customers, including several of our larger customers, have requested a restructuring of their transactions with us. We have not reached agreement on any restructuring requests that we believe would have a material adverse effect on our earnings, cash flows or financial position. Future agreements or restructuring requests, negotiations or defaults (including bankruptcies) by our customers may have a material adverse effect on our earnings, cash flows or financial position.

Outstanding Funding Commitments

At June 30, 2003, we had commitments to provide leasing and other financing totaling $468 million. Based on historical experience, we anticipate that not all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

•                  up to $168 million may be funded in less than one year, and

•                  an additional $300 million may be funded in one to three years.

Additionally, Boeing and BCSC had unfunded commercial aircraft financing commitments at June 30, 2003 of $3.0 billion. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

•                  up to $1.0 billion may be funded in less than one year, and

•                  an additional $2.0 billion may be funded in one to three years.

We expect to ultimately fund a portion of these unfunded commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary for us to meet our underwriting and investment criteria.

In conjunction with prior asset dispositions and certain guarantees, at June 30, 2003, we were subject to maximum guarantor obligations of $142 million; however, $7 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Guarantor obligations are primarily comprised of residual value and other guarantees provided by us. Losses, if any, related to such exposure, net of collateral, are not expected to be significant to us.

Note 10 – Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements, including certain guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results expected by us. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the consolidated balance sheets reflects our best estimate of future payments we may be required to make as part of fulfilling our guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
June 30, 2003
Residual value guarantees	$110	$110	$4
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$142	$135	$4

December 31, 2002
Residual value guarantees	$90	$90	$1
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$122	$115	$1

(1)          This amount is indemnified by Boeing.

(2)          Amounts included in other liabilities.

We have issued various residual value guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft or equipment fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 13 years.

We have issued credit and deficiency guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that payments are not made by the original debtor or lessee. Current outstanding credit and deficiency guarantees expire within the next nine years.

Material Variable Interests in Unconsolidated Entities

Airlines regularly utilize a special purpose entity (“SPE”) called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common forms of pass-through certificates issued by airlines are equipment trust certificates (“ETCs”) and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor.

We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. We also utilize other SPEs that are fully consolidated in our financial statements. Both SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective as well as, in some cases, that of a third-party lender in certain leveraged lease transactions.

Our receivables from SPEs and investment in ETCs and EETCs aggregated $688 million at June 30, 2003, which represents our maximum exposure to economic loss. Accounting losses, if any, from period to period could differ.  During the six months ended June 30, 2003, we recorded revenues of $28 million and had cash inflows of $70 million relating to these investments. At June 30, 2003, the VIEs in which we have invested had total assets of approximately $6.4 billion and related debt (which is non-recourse to us) of approximately $5.7 billion.

We have assessed the application of FIN 46 as it relates to our variable interests described above. While we are currently not required to consolidate these investments, we have concluded that we will not be required to consolidate our investments in ETCs and EETCs, but will be required to consolidate a portion of our interest in SPEs that we lend to upon full adoption of FIN 46. At July 1, 2003, the date of implementation, we expect to consolidate a certain VIE arrangement, and as a result of this consolidation we will record operating lease assets of $192 million, non-recourse debt of $205 million and ($9) million for the cumulative effect of an accounting change net of tax of $4 million. Our adoption of FIN 46 is not expected to have an ongoing material adverse effect on our earnings, cash flows or financial position.

Note 11 – Segment Information

Our primary operations at June 30, 2003 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. Other is comprised of Space and Defense Financial Services.

We evaluate the performance of our reporting segments based on results of operations. Information about our operations in our financial reporting segments is summarized as follows:

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
Revenues:
Aircraft Financial Services	$448	$364
Commercial Financial Services	114	117
Other	8	2
	$570	$483

Interest expense (allocated):
Aircraft Financial Services	$177	$144
Commercial Financial Services	43	44
Other	2	1
	$222	$189

Depreciation expense:
Aircraft Financial Services	$101	$74
Commercial Financial Services	24	23
Other	2	—
	$127	$97

Income (loss) before provision (benefit) for income taxes:
Aircraft Financial Services	$(68)	$112
Commercial Financial Services	25	27
Other	2	—
	$(41)	$139

The portfolio assets by segment were as follows:

(Dollars in millions)	June 30, 2003	December 31, 2002
Aircraft Financial Services:
Financing leases	$3,648	$3,670
Notes and other receivables	2,259	1,964
Equipment under operating leases, net of accumulated depreciation	2,804	2,672
Investments	561	517
Equipment held for sale or re-lease, net of accumulated depreciation	223	288
	9,495	9,111

Commercial Financial Services:
Financing leases	752	880
Notes and other receivables	834	875
Equipment under operating leases, net of accumulated depreciation	759	760
Equipment held for sale or re-lease, net of accumulated depreciation	37	23
	2,382	2,538
Other	106	113
	$11,983	$11,762

The total assets by segment were as follows:

(Dollars in millions)	June 30, 2003	December 31, 2002
Aircraft Financial Services	$9,924	$9,761
Commercial Financial Services	2,504	2,678
Other	123	124
	$12,551	$12,563

Included in the portfolio balances above are $336 million and $378 million at June 30, 2003 and December 31 2002, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 12 – Transactions with Boeing

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At June 30, 2003, we were the beneficiary under $2.8 billion of guarantees from Boeing. We recorded the following activity under the intercompany guarantee agreements:

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
Guarantee payments applied to income	$35	$26
Guarantee payments applied to reduce net asset value of related aircraft	10	4
	45	30
Fees	(2)	(1)
Net guarantee payments received	$43	$29

For a period of time, Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the six months ended June 30, 2003 and 2002, we recognized income of $26 million and $21 million, respectively, under such subsidies.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded charges of $52 million and $22 million, respectively, for the six months ended June 30, 2003 and 2002, related to asset impairments, accrued expenses and adjustments to its allowance for losses on receivables in our portfolio.

For the six months ended June 30, 2003 and 2002, we recorded revenues from Boeing, exclusive of guarantees and subsidies, of $22 million and $11 million, respectively.

We recognized new business volume of $784 million and $1,261 million for the six months ended June 30, 2003 and 2002, respectively, related to our purchase of aircraft and equipment from Boeing.

Item 2.  Management’s Narrative Analysis of Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of such statements may include, but not be limited to wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the impact on us of strategic decisions of Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, business volume, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the airline industry, wars, Severe Acute Respiratory Syndrome (“SARS”), the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Consolidated Results of Operations

Overview

Our net loss was $17 million for the six months ended June 30, 2003 compared with net income of $89 million for the same period in 2002, a decrease of $106 million. The $106 million decline results primarily from pre-tax non-cash charges totaling $202 million (see breakdown of components in the following paragraph), of which $193 million was recognized in the first quarter of 2003. These charges were recognized in response to the much-publicized deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values.

The pre-tax non-cash charges of $202 million consisted of:

•                              A special pre-tax provision for losses of $130 million recorded in the first quarter of 2003 to increase and strengthen the allowance for losses on receivables,

•                              $51 million in pre-tax impairment losses, of which $42 million was recognized in the first quarter of 2003, primarily attributable to valuations of aircraft under operating lease and equipment held for sale or re-lease, and

•                              A $21 million pre-tax write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Our portfolio at June 30, 2003 totaled $12.0 billion compared with $11.8 billion at December 31, 2002 and $11.1 billion at June 30, 2002. Our 2003 new business volume is expected to be significantly less than that recorded in 2002 as a result of reduced demand for commercial aircraft financings. The outlook for our net portfolio growth in 2003 has been reduced from approximately $2.0 billion to between $1.0 billion to $1.5 billion. In 2004, the outlook is reduced from approximately $2.0 billion to between $1.5 billion to $2.0 billion. As a result, our revenue growth outlook will slightly moderate. Our outlook for return on assets is unchanged at approximately break even in 2003 and approximately 1% in 2004.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
Finance lease income	$151	$149
Interest income on notes receivable	105	103
Operating lease income	252	193
	$508	$445

Financing revenues for the six months ended June 30, 2003 were $508 million compared with $445 million for the same period in 2002, an increase of $63 million (14.2%). New business volume and portfolio transfers from Boeing were primarily responsible for the increase in revenue.

Investment income for the six months ended June 30, 2003 was $25 million compared with $19 million for the same period in 2002, an increase of $6 million (31.6%). The increase was primarily due to a gain of $5 million on the sale of common stock that was received as a result of a financing transaction.

Other income for the six months ended June 30, 2003 was $35 million compared with $12 million for the same period in 2002, an increase of $23 million. Higher recognized gains on derivatives of $21 million, interest income on short-term investments of $3 million and fee income of $2 million offset by a decrease in miscellaneous income of $3 million were primarily responsible for the increase in 2003.

Interest expense for the six months ended June 30, 2003 was $222 million compared with $189 million for the same period in 2002, an increase of $33 million (17.5%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates, was primarily responsible for the increase.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the six months ended June 30, 2003 was $127 million compared with $97 million for the same period in 2002, an increase of $30 million (30.9%). Growth in equipment under operating leases was primarily responsible for the increase.

Provision for losses for the six months ended June 30, 2003 was $149 million compared with $17 million for the same period in 2002, an increase of $132 million. The provision for losses is comprised of a general provision and an additional provision. The general provision, which primarily relates to the growth in the receivables portfolio, was $19 million for the six months ended June 30, 2003 compared with $17 million for the same period in 2002. The additional provision was $130 million and was recorded at the end of the first quarter of 2003 in recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses.

Operating expenses, which consists of general and administrative expenses, for the six months ended June 30, 2003 was $34 million compared with $28 million for the same period in 2002, an increase of $6 million (21.4%). Higher administrative and staffing costs and professional services fees were primarily responsible for the increase in operating expenses.

Asset impairment expense for the six months ended June 30, 2003 was $51 million compared with $4 million for the same period in 2002, an increase of $47 million. The $51 million impairment losses for the six months ended June 30, 2003, of which $42 million was recognized in the first quarter of 2003, resulted from reduced projected cash flows and deteriorated aircraft values for operating lease assets.

Other expenses for the six months ended June 30, 2003 were $27 million compared with $8 million for the same period in 2002, an increase of $19 million. The increase was primarily attributable to a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment, which was slightly offset by a decrease of $2 million in aircraft maintenance and storage and other expenses.

Provision (benefit) for income taxes for the six months ended June 30, 2003 was ($24) million compared with $50 million for the same period in 2002, a change of $74 million. The pre-tax loss recorded for the six months ended June 30, 2003 was principally responsible for the benefit for income taxes.

Business Environment and Trends

The commercial aviation market downturn remains severe, particularly in key U.S. domestic, transatlantic and transpacific markets, with trends varying between carriers and regions. Air travel volumes in all areas of the world are below the volumes carried by the airlines in 2000. The downturn is impacting demand across aircraft types. Economic growth has been slow to recover due to worldwide industrial over-capacity and poor demand. The world’s largest and most developed economies are all facing varying degrees of this problem despite stimulative fiscal and monetary policies. This economic sluggishness combined with increased air travel security costs, the outbreak of SARS in Asia, and ongoing airline restructuring has put severe downward pressure on airline revenues, earnings and growth. We continue to carefully monitor the commercial aviation market conditions.

The downturn in the airline industry and the resulting decline in the collateral values of aircraft and airline credit ratings, as well as additional bankruptcy filings by certain airline customers included in our portfolio were primarily responsible for our recognition of non-cash charges in the first quarter of 2003 to strengthen the allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

Boeing is currently involved in key campaigns that may determine the continuation of the B-757 program. At June 30, 2003, $1.2 billion of our portfolio was collateralized by B-757 aircraft of various vintages. At June 30, 2003, we were the beneficiary under $240 million of guarantees from Boeing covering $305 million of our B-757 portfolio. Future decisions relating to B-757 production, as well as overall market conditions, could erode collateral value and rental rates. Lower collateral values could result in a requirement to increase the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144. We are unable to predict the likelihood of this occurring or the related impact. However, this could result in a material adverse effect on our earnings or financial position.

At June 30, 2003, we had $260 million of assets that were held for sale or re-lease, of which $28 million were identified with a firm contract to sell or place on lease. Additionally, approximately $297 million of our portfolio is currently scheduled to come off lease during the next twelve months and become subject to replacement into the market. The inability to place or sell such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations.

Liquidity and Capital Resources

We have significant liquidity requirements, primarily to fund our operating expenses and satisfy debt payments, and to fund our ongoing financing commitments. We satisfy these liquidity needs from the following sources:

•                  cash from operations and other receipts from our portfolio,

•                  issuance of commercial paper and other debt,

•                  securitization program, and

•                  borrowings under committed credit facilities.

We attempt to schedule receipts from our portfolio to correspond to our expense and debt payments as they become due. We satisfy a significant portion of our cash requirements from diversified global funding sources and do not depend on any one lender. We believe that we have adequate liquidity sources and access to the capital markets to allow us to fulfill our commitments during 2003.

Risks that could affect our sources of liquidity include:

•              a severe or prolonged downturn in the economy,

•              additional restructurings, defaults or bankruptcies by airlines, and

•              a decrease in our credit ratings.

During the first half of 2003, we issued $152 million in new senior debt, primarily to finance new business. We also rely on the issuance of commercial paper as a short-term funding source. During the first half of 2003, our outstanding commercial paper balances ranged from zero to $73 million, with a weighted average effective interest rate of 1.63% and a daily average outstanding balance for the period of $7 million. We had no commercial paper borrowings outstanding at June 30, 2003.

Our assets and liabilities expose us to interest rate risk to the extent that those assets and liabilities are not exactly matched according to currency or maturity and repricing characteristics. The types and terms of borrowing and hedging instruments that are available to us in the market and possible changes in asset terms limit our ability to match assets and liabilities. We attempt to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and we do not believe we are materially exposed to gains or losses due to interest rate or currency changes.

Financing-related interest expense for the six months ended June 30, 2003 was $222 million, compared with $189 million for the same period in 2002. Leverage (debt-to-equity ratio) at June 30, 2003 was 5.3-to-1, as compared with 5.7-to-1 at the end of 2002 and 5.2-to-1 at June 30, 2002.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies’ ratings of our debt. Our credit ratings have been closely tied to those of Boeing.

We have the following credit ratings as of the filing date:

Debt	Standard & Poor’s	Moody’s	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+
Subordinated	A	Baa1	A

On July 15, 2003, Moody’s Investors Service (“Moody’s”) placed Boeing’s and our senior and subordinated credit ratings on negative watch for possible downgrade. This action primarily relates to the placement of Boeing’s ratings under review for possible downgrade by Moody’s as a result of certain second quarter 2003 charges recognized by Boeing.

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Segment Operations

We provide financial services through two primary reporting segments: Aircraft Financial Services and Commercial Financial Services. Other is comprised of Space and Defense Financial Services. The determination of segments is based upon our internal organization and operational and financial measurement practices. We evaluate the performance of our reporting segments based on results of operations.

Aircraft Financial Services provides financing to buy or lease commercial airplanes and represented 79.2% of our total portfolio at June 30, 2003. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing aircraft. Aircraft Financial Services also assists Boeing commercial aircraft customers to structure and arrange for loan and lease products. At June 30, 2003, we owned 331 commercial aircraft and had partial ownership or security interest in an additional 233 aircraft, including those owned in joint ventures, EETC and other investment transactions.

Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment and a wide variety of other industrial and manufacturing equipment. Commercial Financial Services represented 19.9% of our total portfolio at June 30, 2003.

Space and Defense Financial Services provides lease and loan financing and advisory services for military-related products and commercial space systems. This portfolio represented 0.9% of our total portfolio at June 30, 2003.

Aircraft Financial Services

Revenues for the six months ended June 30, 2003 were $448 million compared with $364 million for the same period in 2002, an increase of $84 million (23.1%). A larger portfolio, resulting from new business volume and portfolio transfers from Boeing, an increase in gains on derivatives and fee income were primarily responsible for the increased revenues. This increase was slightly offset by losses on disposal of assets.

Interest expense (allocated) for the six months ended June 30, 2003 was $177 million compared with $144 million for the same period in 2002, an increase of $33 million (22.9%). Higher debt associated with the growth in the portfolio, offset by lower effective interest rates, was primarily responsible for the increase.

Depreciation expense for the six months ended June 30, 2003 was $101 million compared with $74 million for the same period in 2002, an increase of $27 million (36.5%). Growth in equipment under operating leases was responsible for the increase.

Income (loss) before provision (benefit) for income taxes for the six months ended June 30, 2003 was ($68) million compared with $112 million for the same period in 2002, a change of $180 million. In addition to the aforementioned items, income (loss) before provision (benefit) for income taxes was reduced by:

•                              $130 million of special provision for losses recognized in the first quarter of 2003 to increase and strengthen the allowance for losses on receivables,

•                              $49 million in charges for impairment of portfolio assets, of which $40 million was recognized in the first quarter of 2003, related to aircraft under operating lease and equipment held for sale or re-lease, and

•                              $21 million charge for the write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Commercial Financial Services

Income (loss) before provision (benefit) for income taxes for the six months ended June 30, 2003 was $25 million compared with $27 million for the same period in 2002, a decrease of $2 million (7.4%). A smaller portfolio, which resulted from portfolio run off and decreased new business volume, was primarily responsible for the decrease.

Standards Issued and Not Yet Implemented

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis or whose equity holders lack certain characteristics of a controlling financial interest. Then, for an entity identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The provisions of FIN 46 became effective July 1, 2003 for VIEs created on or before January 31, 2003, and became immediately effective for VIEs created after January 31, 2003. At July 1, 2003, the date of implementation, we expect to consolidate a certain VIE arrangement, and as a result of this consolidation we will record operating lease assets of $192 million, non-recourse debt of $205 million and ($9) million for the cumulative effect of an accounting change net of tax of $4 million. Our adoption of FIN 46 is not expected to have an ongoing material adverse effect on our earnings, cash flows or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Implementation of this standard is not expected to have a material effect on our earnings, cash flows or financial position.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

Part II

Item 1.  Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of such proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Item 5.  Other Information

New Business Volume(1)

New business volume is summarized as follows:

	Six Months Ended June 30,
(Dollars in millions)	2003	2002
Aircraft Financial Services	$915	$1,668
Commercial Financial Services	96	363
Other	10	2
	$1,021	$2,033

(1)          Excludes transfers from Boeing, unless new financing occurred in current year.

Portfolio balances are summarized as follows:

(Dollars in millions)	June 30, 2003	December 31, 2002
Aircraft Financial Services	$9,495	$9,111
Commercial Financial Services	2,382	2,538
Other	106	113
	$11,983	$11,762

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2003	Year Ended December 31, 2002
New business volume	$1,021	$3,415
Financing assets transferred from Boeing	—	386
Portfolio impairment	(52)	(100)
Asset run-off	(621)	(913)
Depreciation expense	(127)	(223)
Net change in portfolio balance	$221	$2,565

Significant Concentrations

The following table includes our five largest customers at June 30, 2003, with their related portfolio balances at December 31, 2002:

	June 30, 2003		December 31, 2002
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,370	11.4%	$1,069	9.1%
United	1,182	9.9	1,190	10.1
American	825	6.9	381	3.2
ATA	667	5.6	611	5.2
Boeing	551	4.6	878	7.5
	$4,595		$4,129

Our largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1.4 billion and $1.1 billion of our total portfolio at June 30, 2003 and December 31, 2002, respectively. Our AirTran portfolio includes investments in AirTran EETCs and common stock totaling $40 million at both June 30, 2003 and December 31, 2002. At June 30, 2003, the AirTran portfolio primarily consisted of 54 B-717s and the above-mentioned investments. On October 23, 2002, Boeing announced that AirTran signed an agreement with us to lease 22 of the 24 B-717 aircraft returned by American. The B-717 aircraft are scheduled for delivery throughout 2003, 13 of which were delivered during the first half of 2003. Subsequent to June 30, 2003, AirTran announced it had placed an order with Boeing for 100 new B-737s, of which 50 are firm orders and 50 are options, and an additional order for up to ten B-717s.

Our second largest customer, United, accounted for $1.2 billion of our total portfolio at both June 30, 2003 and December 31, 2002. At June 30, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. United filed for Chapter 11 bankruptcy protection on December 9, 2002. On February 7, 2003, United agreed to perform under the loan agreements securing the B-767s and B-777s by bringing its payments under those agreements current. Since April 10, 2003, United has made interest only payments on the notes and some reduced rental payments on the B-757s. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements in respect of the aircraft with United. Until United emerges from bankruptcy or we take possession of the collateral, United has the right to reject or abandon its transactions with us. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Our third largest customer, American, accounted for $825 million and $381 million of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the American portfolio consisted of leases and loans on two B-757s, seven B-767s, two B-777s, 39 MD-83s, four MD-82s and subordinated debt in one B-777. We financed final delivery payments then due on seven B-767s and two B-777s during the first half of 2003 and one additional B-767 in July 2003. In addition, Boeing has a commitment to provide backstop loan financing for one B-767 delivery in August 2003. The backstop loan financing for the final delivery payment was exercised by American subsequent to June 30, 2003 and will be secured by the delivered aircraft. We believe that all such delivery payment loans are adequately collateralized.

Our fourth largest customer, ATA, accounted for $667 million and $611 million of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the ATA portfolio primarily consisted of 11 B-757s and an investment in ATA preferred stock with a face amount of $50 million, which is included in the portfolio at its carrying value. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. ATA has requested that we restructure certain outstanding leases by deferring a portion of its rent payments for a limited period of time. We have reached agreement, subject to certain conditions, on the terms of the restructuring and we are working on the definitive documentation. This restructuring is not expected to have a material adverse effect on our earnings, cash flows or financial position.

Our fifth largest customer, Boeing, accounted for $551 million and $878 million of our total portfolio at June 30, 2003 and December 31, 2002, respectively. During the second quarter of 2002, American returned 24 B-717 aircraft. Boeing guarantees a substantial portion of the rental streams of these aircraft; thus, in effect Boeing became the lessee under these leases. On October 23, 2002, Boeing announced that AirTran signed an agreement with us to lease 22 of the 24 B-717 aircraft returned by American. The 22 B-717 aircraft are scheduled for delivery throughout 2003, 13 of which were delivered during the first half of 2003. The remaining two B-717 aircraft were placed on lease during October 2002.

One of our ten largest customers, Hawaiian, accounted for $537 million and $479 million of our total portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. We are currently re-marketing that aircraft. Taking into account the specific reserves allocated at the end of the second quarter of 2003 for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Aircraft Financial Services Portfolio

The Aircraft Financial Services portfolio consisted of the following commercial aircraft types(1):

(Dollars in millions)	Receivables(2)	Operating Leases(2)	Investments(5)	Held for Sale or Re-Lease	Total
June 30, 2003
B-717	$1,832	$246	$—	$—	$2,078
B-737	82	684	—	19	785
B-747	225	241	—	—	466
B-757	812	359	—	22	1,193
B-767	630	375	—	15	1,020
B-777	1,206	—	—	—	1,206
DC-9(3)	81	—	—	6	87
MD-80(3)	365	108	—	26	499
MD-90(3)	86	—	—	51	137
DC-10(3)	58	38	—	—	96
MD-11(3)	171	700	—	74	945
Other Aircraft and Equipment(4)	359	53	—	10	422
Asset Pools(6)	—	—	512	—	512
Other(7)	—	—	49	—	49
	$5,907	$2,804	$561	$223	$9,495

December 31, 2002
B-717	$1,838	$122	$—	$—	$1,960
B-737	81	705	—	19	805
B-747	240	247	—	—	487
B-757	820	333	—	23	1,176
B-767	319	309	—	26	654
B-777	1,076	—	—	—	1,076
DC-9(3)	95	6	—	—	101
MD-80(3)	391	118	—	18	527
MD-90(3)	119	—	—	36	155
DC-10(3)	62	57	—	4	123
MD-11(3)	175	717	—	152	1,044
Other Aircraft and Equipment(4)	418	58	—	10	486
Asset Pools(6)	—	—	474	—	474
Other(7)	—	—	43	—	43
	$5,634	$2,672	$517	$288	$9,111

(1)          Excludes corporate aircraft of $931 million and $950 million at June 30, 2003 and December 31, 2002, respectively, which are included in the Commercial Financial Services portfolio.

(2)          Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(3)          Out of production, but currently supported by Boeing with respect to parts and other services.

(4)          Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.

(5)          Represents aircraft and equipment collateralizing EETCs, ETCs and other trust-related interests and other investments held by us.

(6)          Investments are supported by asset pools secured by various commercial aircraft types.

(7)          Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

At June 30, 2003, we owned 331 commercial aircraft and had partial ownership or security interest in an additional 233 aircraft, including those owned in joint ventures, EETC and other investment transactions.

At June 30, 2003, $8.5 billion (95.3%) of the Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

At June 30, 2003, the Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2003 – 1999	61.3%
1998 – 1994	14.3
1993 – 1989	15.1
1988 – 1984	4.5
1983 and older	2.1
Secured by pooled assets and other collateral	2.7
100.0%

Guarantees

At June 30, 2003, we were the beneficiary under $2.8 billion of guarantees with respect to our portfolio relating to transactions totaling $4.0 billion. Any guarantee call by us would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

The guarantees in our favor are either full or partial in nature and include, but are not limited to, residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft financed by us in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level.

The following table summarizes such guarantees:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Domestic Equipment	Other	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,295	$431	$58	$8	$2,792
Other(1)	14	—	—	—	14
	$2,309	$431	$58	$8	$2,806

(1)          Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type or equipment at June 30, 2003 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,334	$2,013
B-757	240	305
Out of production twin-aisle aircraft	369	566
Out of production single-aisle aircraft	95	136
Other Boeing and regional aircraft	702	945
Other equipment	58	58
Other	8	8
	$2,806	$4,031

During the six months ended June 30, 2003, we recognized income of $35 million under these guarantees, all of which were from Boeing.

Portfolio by Region

At June 30, 2003, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Aircraft Financial Services	Commercial Financial Services	Other	Total	% of Total Portfolio
Region
United States	$6,697	$1,923	$106	$8,726	72.8%
Europe	1,025	80	—	1,105	9.2
Asia	871	75	—	946	7.9
Latin America	733	203	—	936	7.8
Africa	61	54	—	115	1.0
Australia	64	—	—	64	0.5
Canada	42	15	—	57	0.5
Caribbean	2	32	—	34	0.3
	$9,495	$2,382	$106	$11,983	100.0%

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

	Exhibit 12	Computation of Ratio of Income to Fixed Charges.

	Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

B.	Reports on Form 8-K

	1.	Form 8-K dated April 10, 2003, for the purpose of filing the press release, dated April 10, 2003, related to the non-cash charges recorded in the first quarter of 2003.

	2.	Form 8-K dated April 23, 2003, to release earnings for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

August 4, 2003	/S/ STEVEN W. VOGEDING
Steven W. Vogeding Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

/S/ JILL C. RICHLING
Jill C. Richling Controller (Principal Accounting Officer)