Form 10-Q
period 2003-09-30
BOEING CAPITAL CORP
filed 2003-10-29
CIK 711513

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

No common stock is held by non-affiliates of the registrant. Common shares outstanding at October 29, 2003:  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I

Item 1.  Financial Statements

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$748	$686
Receivables:
Financing leases	4,301	4,550
Notes and other receivables	3,297	2,878
	7,598	7,428
Allowance for losses on receivables	(350)	(260)
	7,248	7,168

Equipment under operating leases, net of accumulated depreciation	3,871	3,506
Investments	492	517
Equipment held for sale or re-lease, net of accumulated depreciation	282	311
Other assets	331	375
	$12,972	$12,563

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$63	$127
Other liabilities	224	220
Accounts due to Boeing and BCSC	74	22
Deferred income taxes	1,203	1,073
Debt:
Senior	9,535	9,441
Subordinated	24	24
	11,123	10,907

Commitments and contingencies – Note 9

Shareholder’s equity:
Common Stock - $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,231	1,090
Accumulated other comprehensive loss, net of tax	(12)	(17)
Income retained for growth	625	578
	1,849	1,656
	$12,972	$12,563

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2003	2002	2003	2002
REVENUES
Finance lease income	$70	$70	$221	$219
Interest income on notes receivable	62	62	167	165
Operating lease income	124	109	376	302
Investment income (loss)	13	(4)	38	15
Net gain on disposal	47	—	49	7
Other	28	(2)	63	10
	344	235	914	718

Equity in gain (loss) from joint venture	1	(43)	—	(44)
	345	192	914	674

EXPENSES
Interest expense	110	108	332	297
Depreciation expense	66	60	193	157
Provision for losses	11	84	160	101
Operating expenses	18	18	52	46
Asset impairment expense	28	7	79	11
Other	5	8	32	16
	238	285	848	628

Income (loss) before provision (benefit) for income taxes	107	(93)	66	46
Provision (benefit) for income taxes	43	(36)	19	14
Net income (loss)	$64	$(57)	$47	$32

See Notes to Consolidated Financial Statements.

Boeing CapitalCorporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss)

(Unaudited)

(Dollars in millions except stated value)	Preferred Stock(1)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income (Loss)
Balance at December 31, 2001	$50	$5	$804	$(19)	$531	$133
Preferred stock redemption	(50)	—	—	—	—
Capital contributions from Boeing and BCSC(2)	—	—	286	—	—
Net income	—	—	—	—	49	$49
Cash dividend declared	—	—	—	—	(2)	—
Unrealized loss on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Unrealized gain on investments, net of tax of $3 million	—	—	—	4	—	4
Balance at December 31, 2002	$—	$5	$1,090	$(17)	$578	$51
Capital contributions from Boeing and BCSC(3)	—	—	141	—	—
Net income	—	—	—	—	47	$47
Unrealized gain on derivative instruments, net of tax	—	—	—	6	—	6
Unrealized loss on investments, net of tax	—	—	—	(1)	—	(1)
Balance at September 30, 2003	$—	$5	$1,231	$(12)	$625	$52

(1)          Preferred stock has no par value; 100,000 shares authorized: Series A; $5,000 stated value; no shares issued and outstanding at September 30, 2003 and December 31, 2002.

(2)          Balance represents $85 million of cash contributions from Boeing and $201 million of non-cash contributions from Boeing and BCSC.

(3)          Balance represents $136 million of cash contributions from Boeing and $5 million of non-cash contributions from Boeing and BCSC.

See Notes to Consolidated Financial Statements.

Boeing CapitalCorporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
OPERATING ACTIVITIES
Net income	$47	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	198	161
Net gain on disposal	(49)	(7)
Provision for losses	160	101
Asset impairment and other related charges	107	74
Share-based plans expense	5	5
Deferred income taxes	136	171
Change in assets and liabilities:
Accrued interest	(28)	(49)
Other assets	61	(90)
Accounts payable and accrued expenses	(64)	(50)
Other liabilities	(8)	(17)
Accounts with Boeing and BCSC	52	141
Other	(44)	(8)
	573	464
INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	126	7
Transfer of net assets from Boeing	—	(186)
Purchase of investments	(33)	(427)
Proceeds from available-for-sale investments	29	—
Proceeds from held-to-maturity investments	59	18
Purchase of equipment for operating leases	(509)	(617)
Proceeds from disposition of equipment and receivables	178	93
Collection of leases, notes and other receivables	595	637
Origination of leases, notes and other receivables	(1,143)	(1,726)
	(698)	(2,201)
FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	(73)	586
Proceeds from issuance of debt	812	1,852
Repayment of debt	(688)	(867)
Payment of cash dividends	—	(2)
Capital contributions from Boeing	136	—
	187	1,569
Net increase (decrease) in cash and cash equivalents	62	(168)
Cash and cash equivalents at beginning of year	686	400
Cash and cash equivalents at end of period	$748	$232

See Notes to Consolidated Financial Statements.

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of receivables	$—	$(110)
Decrease to financing leases	$92	$—
Decrease to allowance for losses on receivables	$(50)	$—
Addition of equipment under operating leases	$(98)	$—
Addition of equipment held for sale or re-lease	$(32)	$—
Purchase of investment	$—	$(5)
Decrease to investments	$22	$—
Assumption of debt	$42	$115
Mark-to-market for derivatives on underlying debt	$(1)	$162
Change in other liabilities	$21	$—
Transfer of net assets from Boeing	$—	$(195)
Capital contributions from Boeing and BCSC	$5	$254

For the nine months ended September 30, 2003, the majority of the non-cash investing and financing activities related to the consolidation of BATA Leasing, LLC and a customer restructuring, which are discussed further in Note 5 and Note 9, respectively.

The following table represents the transfer of net assets from Boeing. For the nine months ended September 30, 2002, transfer of net assets from Boeing is comprised of cash transfers of $186 million and non-cash transfers of $195 million. There were no non-cash transfers of net assets from Boeing for the nine months ended September 30, 2003.

(Dollars in millions)	Nine Months Ended September 30, 2002
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS FROM BOEING:
Financing assets	$(386)
Allowance for losses on receivables	2
Accounts due from Boeing and BCSC	(9)
Other liabilities	1
Deferred income taxes	11
Transfer of net assets from Boeing	$(381)

See Notes to Consolidated Financial Statements.

Boeing CapitalCorporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 1 – General

Boeing Capital Corporation (together with its subsidiaries, referred to as “us”, “we”, “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002, which contains the latest available audited consolidated financial statements and notes.

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

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of variable interest entities (“VIEs”). The provisions of FIN 46 became immediately effective for VIEs created after January 31, 2003. The provisions of FIN 46 for VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” issued in October 2003. Although we are continuing to assess the impact of FIN 46, we currently believe that we will not be required to consolidate any additional VIEs that are significant. However, our final conclusions will be incorporated into the financial statements upon full adoption of FIN 46 on December 31, 2003. Disclosures about our significant variable interests in VIEs are provided in Note 10.

Note 3 – Portfolio Quality

(Dollars in millions)	September 30, 2003	December 31, 2002
Receivables:
Financing leases	$4,301	$4,550
Notes and other receivables	3,297	2,878
	7,598	7,428

Equipment under operating leases, net of accumulated depreciation	3,871	3,506
Investments	492	517
Equipment held for sale or re-lease, net of accumulated depreciation	282	311
Total portfolio	$12,243	$11,762

Non-performing assets:
Nonaccrual receivables	$567	$171
Non-performing equipment under operating leases, net of accumulated depreciation	90	63
Equipment held for sale or re-lease, net of accumulated depreciation	282	311
	$939	$545

Ratio of nonaccrual receivables to total receivables	7.5%	2.3%
Ratio of total non-performing assets to total portfolio	7.7%	4.6%

The increases in the above ratios are primarily due to the bankruptcy filing by Hawaiian Holding, Inc. (“Hawaiian”), as discussed further in Note 9.

Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. Generally, to the extent that it is accruable under contractual terms, any cash received in the interim is recorded to income.

The following table summarizes our receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

(Dollars in millions)	September 30, 2003	December 31, 2002
Receivables	$22	$2
Equipment under operating leases	2	19
	$24	$21

For the nine months ended September 30, 2003, we received $1 million on these accounts.

Note 4 – Allowance for Losses on Receivables

(Dollars in millions)	September 30, 2003	December 31, 2002
Allowance for losses on receivables at beginning of year	$260	$140
Provision for losses	160	136
Write-offs, net of recoveries	(70)	(18)
Allowance transferred from Boeing and BCSC	—	2
Allowance for losses on receivables at end of period	$350	$260

Allowance as a percentage of total receivables	4.6%	3.5%
Net write-offs as a percentage of average receivables	0.9%	0.3%

More than 90 days delinquent:
Amount of delinquent installments	$17	$15
Total receivable balance related to delinquent installments	$358	$50
Total receivable balance related to delinquent installments as a percentage of total receivables	4.7%	0.7%
Total of all receivables due from delinquent obligors	$568	$51
Total of all receivables due from delinquent obligors as a percentage of total receivables	7.5%	0.7%

At September 30, 2003, Hawaiian represented $465 million of our total receivables portfolio. Of this amount, $257 million represented receivables that had installments that were more than 90 days delinquent at September 30, 2003. During the first nine months of 2003, we received cash of $29 million on the Hawaiian receivables, of which $15 million related to receivables more than 90 days delinquent.

Our portfolio at the end of the third quarter of 2003 totaled $12.2 billion, of which $9.2 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the current airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in our portfolio remain depressed. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. In light of deteriorating customer credit ratings and liquidity, as well as the decline in aircraft values, we determined that an additional increase to the allowance for losses on receivables of $130 million was warranted at the end of the first quarter of 2003. The changes in customer credit ratings and aircraft values were not significant enough to warrant an additional increase to the allowance for losses on receivables during the second or third quarter of 2003; however, there can be no assurance that consideration of such factors in the future will not result in an increase to the allowance for losses on receivables. The allowance at September 30, 2003 increased to 4.6% of total receivables, up from 3.5% at December 31, 2002, primarily due to the $130 million increase.

In October 2003, Boeing announced the decision to end production of the B-757 program in 2004. The aircraft will continue to be supported by Boeing. There are currently over 1,000 B-757 aircraft presently in service at approximately 125 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

At September 30, 2003, $1.4 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.1 billion of passenger aircraft (30 aircraft at 10 operators). At September 30, 2003, we were the beneficiary under $433 million of guarantees from Boeing covering $500 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 collateral values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft collateral values may decline, which in turn could result in an increase to the allowance for losses on receivables. Future declines in rental rates could also result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

Receivable Write-offs and Recoveries, by Segment:

(Dollars in millions)	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Aircraft Financial Services:
Write-offs	$58	$7
Recoveries	—	—
	58	7

Commercial Financial Services:
Write-offs	12	12
Recoveries	—	(1)
	12	11
	$70	$18

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” we review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The carrying amounts of impaired receivables are as follows:

(Dollars in millions)	September 30, 2003	December 31, 2002
Impaired receivables with specific impairment allowance(1)	$515	$146
Impaired receivables with no specific allowance(2)	1,166	1,221
	$1,681	$1,367

(1)          At September 30, 2003 and December 31, 2002, impaired receivables of $515 million and $146 million, respectively, had a specific impairment allowance for losses on receivables of $108 million and $50 million, respectively.

(2)          Of the $1,166 million and $1,221 million at September 30, 2003 and December 31, 2002, respectively, $1,073 million and $1,097 million, respectively, relate to the receivables from United secured by B-767s and B-777s. During the third quarter of 2003, we completed a restructuring of these receivables, as discussed further in Note 9. Although United is performing under the terms of the restructuring at September 30, 2003, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though they are performing under the restructured agreement, continues to be deemed impaired.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

(Dollars in millions)	September 30, 2003		December 31, 2002
Allocated to specific reserves	$108	30.9%	$50	19.2%
Allocated for general purposes(1)	242	69.1	210	80.8
	$350	100.0%	$260	100.0%

(1)          The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

At September 30, 2003, we were the beneficiary under $2.6 billion of guarantees, principally from Boeing, with respect to the portfolio relating to transactions totaling $4.4 billion (36.1% of our total portfolio), which mitigates our risk.

Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 5 – Investments

The following table shows the impact of investments we accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We record available-for-sale securities in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as a reduction to investment income. We record held-to-maturity securities at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as a reduction to investment income.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of our securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, we request spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels and certain benchmark interest rates are selected using similar public securities, senior tranches in the transaction or other relevant pricing information as marketplace proxies for our non-trading securities. Using this methodology, our estimate of fair value for the enhanced equipment trust certificates (“EETCs”) may be less than our estimate of the current value of the collateral supporting the EETCs.

Available-for-sale and held-to-maturity investments consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2003
Available-for-Sale:
Debt	$31		$—	$—	$31
Held-to-Maturity:
Debt(1)	460	(2)	—	(62)	398
	$491		$—	$(62)	$429

December 31, 2002
Available-for-Sale:
Equity	$3		$—	$—	$3
Debt	4		—	—	4
Held-to-Maturity:
Debt(1)	490		—	(239)	251
	$497		$—	$(239)	$258

(1)          Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)          Related to the $460 million at September 30, 2003, we had $10 million in guarantees from Boeing and $6 million in guarantees from a third party.

At September 30, 2003 and December 31, 2002, available-for-sale and held-to-maturity investments totaled $491 million and $497 million, respectively, of which none were considered investment grade securities.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss, net of tax. As of September 30, 2003, $3 million of that $20 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss, net of tax. At September 30, 2003, $2 million of that $6 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

At September 30, 2003, maturities of debt investments were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$31	$31	$328	$284
Due from six to ten years	—	—	61	49
Due after ten years	—	—	71	65
	$31	$31	$460	$398

We also had a 50% interest with ATA Holdings Corp. (“ATA”) in BATA Leasing, LLC (“BATA”) with a carrying value of $19 million at December 31, 2002. Our investment in BATA was recorded in investments on the consolidated balance sheets and accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA, LLC agreement was finalized by ATA and us, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated. The purpose of BATA is to convert 23 B-727 passenger aircraft to full cargo configuration and then re-lease such aircraft.

Note 6 – Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-Lease

We review these assets for potential impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. For the third quarter of 2003, we reviewed all aircraft and equipment held for sale or re-lease and under operating leases maturing within two years or where known events may indicate impairment. We consider assets under operating lease or held for re-lease impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or utilization of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the nine months ended September 30, 2003 and 2002, we recorded pre-tax non-cash charges totaling $79 million and $11 million, respectively, to record impairments of portfolio assets as a result of continued declines in market values and projected future rents for aircraft and equipment.

See Note 4 for a discussion on the impact of the closure of the B-757 program.

Note 7 – Debt and Credit Agreements

(Dollars in millions)	September 30, 2003	December 31, 2002
Senior debt:
Commercial paper	$—	$73
Variable rate (three-month LIBOR plus 0.6%) note due 2012	5	5
4.75% note due 2008	511	—
5.65% note due 2006	1,038	1,041
5.75% note due 2007	749	748
5.80% note due 2013	615	617
6.10% note due 2011	779	781
6.50% note due 2012	764	766
7.10% note due 2005	499	499
7.375% note due 2010	548	549
2.02% - 3.41% Euro medium-term note due 2004	60	51
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	43	44
13.84% - 14.28% non-recourse notes due through 2003, including a premium based on an imputed interest rate of 6.10%	—	6
Non-recourse 9.90% note due through 2010	42	—
3.15% - 6.75% retail medium-term notes due through 2017	764	487
1.35% - 7.64% medium-term notes due through 2023	2,630	3,113
1.68% secured debt, proceeds of securitization due through 2009	180	299
1.50% - 7.35% capital lease obligations due through 2008	308	362
	9,535	9,441

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	24	24
	$9,559	$9,465

On February 16, 2001, we filed a public shelf registration of $5 billion of debt securities with the Securities and Exchange Commission (“SEC”), which was declared effective on February 26, 2001. Effective October 31, 2001, we allocated $1 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of the filing date of this Report, an aggregate amount of $402 million remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, we filed a public shelf registration of $5 billion of debt securities with the SEC, which was declared effective on March 4, 2002. We allocated $1 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date of this Report, an aggregate amount of $3.1 billion (which includes $173 million of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, we established a $1.5 billion Euro medium-term note program. As of the filing date of this Report, an aggregate amount of $1.4 billion remains available for potential debt issuance.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property, other than liens specifically excluded, to secure indebtedness such that those restricted liens not exceed 15% of consolidated assets. At September 30, 2003, as well as during the period, we were in compliance with these and all of our various other debt covenants.

As of November 4, 2002, $500 million of Boeing’s five-year revolving credit line expiring in 2005 was made exclusively available to us. In addition, $1.5 billion of Boeing’s $3 billion 364-day revolving credit line continues to be exclusively available to us. At September 30, 2003, there were no amounts outstanding under these agreements.

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

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax charge of $21 million.

For the nine months ended September 30, 2003 and 2002, we recorded $9 million and $2 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. For the nine months ended September 30, 2003 and 2002, we recorded $1 million and $6 million, respectively, of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of September 30, 2003 and December 31, 2002, we recorded net unrealized losses of $4 million ($3 million net of tax) and $9 million ($6 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

For the nine months ended September 30, 2003 and 2002, unrealized gains (net of tax) of $0.3 million and unrealized losses (net of tax) of $0.4 million, respectively, included in accumulated other comprehensive income/loss were reclassified to interest expense. During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $0.4 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of September 30, 2003 and December 31, 2002, we recorded net losses of $2 million ($1 million net of tax) and $2 million ($1 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the nine months ended September 30, 2003 and 2002, the interest exchange agreements resulted in losses of $6 million and gains of $8 million, respectively, and the related interest rate swaps resulted in gains of $4 million and losses of $10 million, respectively. For the nine months ended September 30, 2003 and 2002, unrealized losses (net of tax) of $0.5 million and $1 million, respectively, from accumulated other comprehensive income/loss and gains of $2 million and $3 million, respectively, from the basis adjustment to underlying liabilities were amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $0.4 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9 million. As of December 31, 2002, the conversion feature of the convertible notes was reflected in other assets at a fair value of $1 million. As of September 30, 2003 and December 31, 2002, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $15 million and $4 million, respectively. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million. For the nine months ended September 30, 2003 and 2002, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in an addition to other income of $32 million and a reduction to other income of $8 million, respectively.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of such proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Significant Customer Contingencies

United accounted for $1.2 billion (9.5% and 10.1%) of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. As of September 30, 2003, United was our second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, as of September 30, 2003, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of September 30, 2003, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by virtue of operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors, which includes the restructuring with us described above. However, this restructuring, which was approved by the federal bankruptcy court, sets forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises their right to reject the restructuring terms, the terms of their leases and loans revert to the original terms.

ATA accounted for $718 million and $611 million (5.9% and 5.2%) of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA preferred stock with a face amount of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA must meet certain requirements for the terms of the restructured leases to remain in effect. These requirements include completion of an exchange offering on its publicly traded debt, which will result in a deferral of the principal debt maturity date. If ATA fails to complete such requirements, the terms of these leases revert to the original terms.

We continue to monitor the status of the ATA exchange offering. ATA expects that they will come to an agreement with their bondholders and that the ensuing debt exchange will address their liquidity issues. Should an exchange offering not be successfully completed, we believe it is possible that our investment in ATA preferred stock would be subject to an assertion that we will be unable to realize all amounts due according to the contractual terms, and that an other-than-temporary impairment could be recorded.

Hawaiian accounted for $536 million and $479 million (4.4% and 4.1%) of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration. During the first nine months of 2003, we received cash of $32 million on the Hawaiian portfolio.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $433 million and $452 million (3.5% and 3.8%) of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the VARIG portfolio consisted of two B-737s and nine MD-11s. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings some of which are still ongoing. Boeing has provided us with first loss deficiency and partial lease rental guarantees covering approximately $323 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows or financial position. During the first nine months of 2003, we received cash of $38 million on the VARIG portfolio.

We have reviewed our obligations due from our customers for collectibility and have established specific or general allowances, as we deemed necessary. In addition to the customers discussed above, some other customers have requested a restructuring of their transactions with us. We have not reached agreement on any restructuring requests that we believe would have a material adverse effect on our earnings, cash flows or financial position.

Outstanding Funding Commitments

At September 30, 2003, we had commitments to provide leasing and other financing totaling $123 million. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

•      up to $123 million may be funded in less than one year.

Additionally, Boeing and BCSC had unfunded commercial aircraft financing commitments at September 30, 2003 of $4.0 billion. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

•      up to $1.0 billion may be funded in less than one year, and

•      an additional $3.0 billion may be funded in one to three years.

We expect to ultimately fund a portion of these unfunded commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary for us to meet our underwriting and investment criteria.

At September 30, 2003, we were subject to maximum guarantor obligations of $154 million; however, $7 million of such amount has been indemnified by Boeing and is included in the amounts guaranteed by Boeing. Guarantor obligations are primarily comprised of residual value and other guarantees provided by us. Losses, if any, related to such exposure, net of collateral, are not expected to have a material adverse effect on our earnings, cash flows or financial position.

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

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
September 30, 2003
Residual value guarantees	$122	$121	$4
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$154	$146	$4

December 31, 2002
Residual value guarantees	$90	$90	$1
Credit guarantees	25	25	—
Deficiency guarantees(1)	7	—	—
	$122	$115	$1

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

Material Variable Interests in Unconsolidated Entities

Airlines regularly utilize a special purpose entity (“SPE”) called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common forms of pass-through certificates issued by airlines are equipment trust certificates (“ETCs”) and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor. We are also an investor in entities engaged in financing arrangements with third parties and are accounting for these investments under the equity method.

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

Due to the deferral of FIN 46 adoption date to December 31, 2003, we did not consolidate the particular SPE that we expected to consolidate as of July 1, 2003. In September 2003, we sold a majority of our investment in this SPE, resulting in a gain of $45 million. The reduction of our investment was sufficient to cause us to no longer be identified as the consolidator of this SPE pursuant to the rules of FIN 46.

Our receivables from these SPEs and investment in ETCs and EETCs aggregated $666 million at September 30, 2003, which represents our maximum exposure to economic loss. During the nine months ended September 30, 2003, we recorded revenues of $41 million and had cash inflows of $108 million relating to these investments. At September 30, 2003, the VIEs in which we have invested had total assets of approximately $6.3 billion and related debt (which is non-recourse to us) of approximately $5.6 billion.

Included in the portfolio balances are $178 million and $378 million at September 30, 2003 and December 31, 2002, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 11 – Segment Information

Our primary operations at September 30, 2003 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. Other is comprised of Space and Defense Financial Services.

We evaluate the performance of our reporting segments based on results of operations. Information about our operations in our financial reporting segments is summarized as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
Revenues:
Aircraft Financial Services	$731	$539
Commercial Financial Services	171	174
Other	12	5
	$914	$718

Interest expense (allocated):
Aircraft Financial Services	$265	$227
Commercial Financial Services	63	68
Other	4	2
	$332	$297

Depreciation expense:
Aircraft Financial Services	$153	$121
Commercial Financial Services	36	35
Other	4	1
	$193	$157

Income before provision for income taxes:
Aircraft Financial Services	$25	$17
Commercial Financial Services	38	29
Other	3	—
	$66	$46

The portfolio assets by segment were as follows:

(Dollars in millions)	September 30, 2003	December 31, 2002
Aircraft Financial Services:
Financing leases	$3,575	$3,670
Notes and other receivables	2,469	1,964
Equipment under operating leases, net of accumulated depreciation	2,973	2,672
Investments	492	517
Equipment held for sale or re-lease, net of accumulated depreciation	236	288
	9,745	9,111

Commercial Financial Services:
Financing leases	726	880
Notes and other receivables	792	875
Equipment under operating leases, net of accumulated depreciation	754	760
Equipment held for sale or re-lease, net of accumulated depreciation	46	23
	2,318	2,538
Other	180	113
	$12,243	$11,762

The total assets by segment were as follows:

(Dollars in millions)	September 30, 2003	December 31, 2002
Aircraft Financial Services	$10,284	$9,761
Commercial Financial Services	2,482	2,678
Other	206	124
	$12,972	$12,563

Note 12 – Transactions with Boeing

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At September 30, 2003, we were the beneficiary under $2.6 billion of guarantees from Boeing. We recorded the following activity under the intercompany guarantee agreements:

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
Guarantee payments applied to income	$29	$42
Guarantee payments applied to reduce net asset value of related aircraft	23	6
	52	48
Fees	(3)	(2)
Net guarantee payments received	$49	$46

For a period of time, Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the nine months ended September 30, 2003 and 2002, we recognized income of $38 million and $34 million, respectively, under such subsidies.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded charges of $66 million and $123 million, respectively, for the nine months ended September 30, 2003 and 2002, related to asset impairments, accrued expenses and adjustments to its allowance for losses on receivables in our portfolio.

For the nine months ended September 30, 2003 and 2002, we recorded revenues from Boeing, exclusive of guarantees and subsidies, of $33 million and $22 million, respectively.

We recognized new business volume of $1.4 billion and $2.2 billion for the nine months ended September 30, 2003 and 2002, respectively, related to our purchase of aircraft and equipment from Boeing.

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

Consolidated Results of Operations

Overview

Our net income was $47 million for the nine months ended September 30, 2003 compared with $32 million for the same period in 2002, an increase of $15 million (46.9%). The increase in net income is primarily attributable to an 8.9% increase in financing receivables and equipment under operating leases, higher gains from asset sales and revaluation of warrants and convertible securities in the portfolio, partially offset by an increase in interest expense due to a 4.6% growth in debt and higher provision for losses and impairment expense.

The net income for the nine months ended September 30, 2003 included pre-tax charges of $230 million ($193 million of which was recognized in the first quarter of 2003), compared with $149 million for the same period in 2002 (all of which was recognized in the third quarter of 2002). These charges were recognized in response to the much-publicized deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset value. Excluding these charges, net income for the nine months ended September 30, 2003 would have been $211 million (an increase of $164 million) and the net income for the nine months ended September 30, 2002 would have been $136 million (an increase of $104 million), an increase of $75 million (55.4%) between the two periods.

Our portfolio at September 30, 2003 totaled $12.2 billion compared with $11.8 billion at December 31, 2002 and $11.5 billion at September 30, 2002. Our 2003 new business volume is significantly less than that recorded in 2002 primarily as a result of reduced demand for commercial aircraft financings. We are also lowering the outlook for portfolio growth to reflect lower demand for commercial aircraft financings and accelerated portfolio run-off. We now expect our portfolio to grow approximately $0.5 billion in 2003 and approximately $1.0 billion in 2004. Our previous portfolio growth guidance was between $1.0 billion and $1.5 billion in 2003, and between $1.5 billion and $2.0 billion in 2004. As a result, our revenue growth outlook will moderate. We are also revising our 2003 outlook for return on assets from approximately breakeven to approximately 0.5%. In 2004, our expected return on assets remains unchanged at approximately 1%.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
Finance lease income	$221	$219
Interest income on notes receivable	167	165
Operating lease income	376	302
	$764	$686

Financing revenues for the nine months ended September 30, 2003 were $764 million compared with $686 million for the same period in 2002, an increase of $78 million (11.4%). New business volume and portfolio transfers from Boeing were primarily responsible for the increase in revenue.

Investment income for the nine months ended September 30, 2003 was $38 million compared with $15 million for the same period in 2002, an increase of $23 million. The comparable 2002 results included impairment charges of $16 million related to a long-held investment in ETCs securitized by aircraft on lease to United and a common stock investment. Excluding the impairment charges, investment income would have increased by $7 million, which is primarily due to a gain of $6 million on the sale of common stock that was received as a result of a financing transaction.

Net gain on disposal for the nine months ended September 30, 2003 was $49 million compared with $7 million for the same period in 2002, an increase of $42 million. A $45 million gain on sale of a majority of our investment in a particular SPE within the Aircraft Financial Services portfolio in the third quarter of 2003 was primarily responsible for the increase. These gains are sporadic in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment are returned. There can be no assurance that we will recognize such gains in the future.

Other income for the nine months ended September 30, 2003 was $63 million compared with $10 million for the same period in 2002, an increase of $53 million. Higher recognized gains on revaluation of derivatives and warrant sales totaling $40 million, interest income on short-term investments of $5 million and miscellaneous and fee income of $8 million were primarily responsible for the increase in 2003.

Equity in gain (loss) from joint venture for the nine months ended September 30, 2003 was nil compared with a loss of $44 million for the same period in 2002. The 2002 loss consisted of impairment charges on long-lived assets and net loss from operations in our interest in the BATA joint venture, which we previously accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA agreement was finalized by ATA and us, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated.

Interest expense for the nine months ended September 30, 2003 was $332 million compared with $297 million for the same period in 2002, an increase of $35 million (11.8%). Higher debt associated with the growth in the portfolio, partially offset by lower leverage and effective interest rates, was primarily responsible for the increase.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the nine months ended September 30, 2003 was $193 million compared with $157 million for the same period in 2002, an increase of $36 million (22.9%). Growth in equipment under operating leases was primarily responsible for the increase.

Provision for losses for the nine months ended September 30, 2003 was $160 million compared with $101 million for the same period in 2002, an increase of $59 million (58.4%). The provision for losses is comprised of a general provision and an additional provision. The general provision, which primarily relates to the growth in the receivables portfolio, was $30 million for the nine months ended September 30, 2003 compared with $26 million for the same period in 2002. The additional provision was $130 million and was recorded at the end of the first quarter of 2003 compared with $75 million recorded in the third quarter of 2002. The additional provision was in recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses.

Operating expenses, which consists of general and administrative expenses, for the nine months ended September 30, 2003 was $52 million compared with $46 million for the same period in 2002, an increase of $6 million (13.0%). Higher administrative and staffing costs and professional services fees were primarily responsible for the increase in operating expenses.

Asset impairment expense for the nine months ended September 30, 2003 was $79 million compared with $11 million for the same period in 2002, an increase of $68 million. The $79 million impairment losses for the nine months ended September 30, 2003 resulted from reduced projected cash flows and deteriorated aircraft values for operating lease assets.

Other expenses for the nine months ended September 30, 2003 were $32 million compared with $16 million for the same period in 2002, an increase of $16 million. The increase was primarily attributable to a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment, which was slightly offset by a decrease of $5 million in aircraft maintenance and storage and other expenses.

Provision for income taxes for the nine months ended September 30, 2003 was $19 million compared with $14 million for the same period in 2002, a change of $5 million (35.7%). The higher pre-tax income recorded for the nine months ended September 30, 2003 compared to the same period in 2002 was principally responsible for the increase in the provision for income taxes.

Business Environment and Trends

The commercial aviation market downturn remains severe, particularly in key U.S. domestic, transatlantic and transpacific markets, with trends varying between carriers and regions. Air travel volumes in all areas of the world are below the volumes carried by the airlines in 2000. The downturn is impacting demand across aircraft types. Economic growth has been slow to recover due to worldwide industrial over-capacity and poor demand. The world’s largest and most developed economies are all facing varying degrees of this problem despite stimulative fiscal and monetary policies. This economic sluggishness combined with increased air travel security costs, SARS, and ongoing airline restructuring has put severe downward pressure on airline revenues, earnings and growth. We continue to carefully monitor the commercial aviation market conditions.

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

In October 2003, Boeing announced the decision to end production of the B-757 program in 2004. The aircraft will continue to be supported by Boeing. There are currently over 1,000 B-757 aircraft presently in service at approximately 125 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

At September 30, 2003, $1.4 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.1 billion of passenger aircraft (30 aircraft at 10 operators). At September 30, 2003, we were the beneficiary under $433 million of guarantees from Boeing covering $500 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 collateral values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft collateral values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, we do not expect such impacts to result in a potential material adverse effect on our earnings, cash flows or financial position.

At September 30, 2003, we had $282 million of assets that were held for sale or re-lease, of which $22 million were identified with a firm contract to sell or place on lease. Additionally, approximately $376 million of our portfolio is currently scheduled to come off lease during the next twelve months and become subject to replacement into the market. The inability to place or sell such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations.

Liquidity and Capital Resources

We have significant liquidity requirements, primarily to fund ongoing financing commitments, satisfy debt payments and to fund our operating expenses. We can satisfy these liquidity needs from the following sources:

•      cash from operations and other receipts from our portfolio,

•      issuance of commercial paper and other debt,

•      securitization program, and

•      borrowings under committed credit facilities.

We attempt to schedule our debt payments to correspond to our scheduled receipts from our portfolio. We satisfy a significant portion of our cash requirements from diversified global funding sources and do not depend on any one lender. We believe that we have adequate liquidity sources and access to the capital markets to allow us to fulfill our current commitments.

Risks that could affect our sources of liquidity include among others:

•     a severe or prolonged downturn in the economy,

•     additional restructurings, defaults or bankruptcies by airlines, and

•     a decrease in our credit ratings.

During the first nine months of 2003, we issued $853 million in new senior debt, primarily to finance new business. At times, we also rely on the issuance of commercial paper as a short-term funding source. During the first nine months of 2003, our outstanding commercial paper balances ranged from zero to $73 million, with a weighted average effective interest rate of 1.63% and a daily average outstanding balance for the period of $4 million. We had no commercial paper borrowings outstanding at September 30, 2003.

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

Financing-related interest expense for the nine months ended September 30, 2003 was $332 million, compared with $297 million for the same period in 2002. Leverage (debt-to-equity ratio) at September 30, 2003 was 5.2-to-1, as compared with 5.7-to-1 at both the end of 2002 and at September 30, 2002.

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

Aircraft Financial Services provides financing to buy or lease commercial airplanes and represented 79.6% of our total portfolio at September 30, 2003. Services provided by Aircraft Financial Services extend to new and used Boeing and non-Boeing aircraft. Aircraft Financial Services also assists Boeing commercial aircraft customers to structure and arrange for loan and lease products. At September 30, 2003, we owned 334 commercial aircraft and had partial ownership or security interest in an additional 227 aircraft, including those owned in joint ventures, EETC and other investment transactions.

Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment and a wide variety of other industrial and manufacturing equipment. Commercial Financial Services represented 18.9% of our total portfolio at September 30, 2003.

Space and Defense Financial Services provides lease and loan financing and advisory services primarily for Boeing military-related products and commercial space systems. This portfolio represented 1.5% of our total portfolio at September 30, 2003.

Aircraft Financial Services

Revenues for the nine months ended September 30, 2003 were $731 million compared with $539 million for the same period in 2002, an increase of $192 million (35.6%). A larger portfolio, resulting from new business volume and portfolio transfers from Boeing, an increase in gains on derivatives, gains on disposal of assets, investment income and fee income were primarily responsible for the increased revenues.

Interest expense (allocated) for the nine months ended September 30, 2003 was $265 million compared with $227 million for the same period in 2002, an increase of $38 million (16.7%). Higher debt (allocated) associated with the growth in the portfolio, offset by lower leverage and effective interest rates, was primarily responsible for the increase.

Depreciation expense for the nine months ended September 30, 2003 was $153 million compared with $121 million for the same period in 2002, an increase of $32 million (26.4%). Growth in equipment under operating leases was responsible for the increase.

Income before provision for income taxes for the nine months ended September 30, 2003 was $25 million compared with $17 million for the same period in 2002, an increase of $8 million (47.1%). The net income for the nine months ended September 30, 2003 included pre-tax charges of $227 million ($191 million of which was recognized in the first quarter of 2003), compared with $135 million for the same period in 2002 (all of which was recognized in the third quarter of 2002). Substantially all of these charges were recognized in response to the much-publicized deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft asset value. Excluding these charges, income before provision for income taxes for the nine months ended September 30, 2003 would have been $252 million compared to $152 million for the same period in 2002, an increase of $100 million (65.7%). The net effect of changes in revenues, interest expense and depreciation expense discussed above was primarily responsible for the increase in income before provision for income taxes.

Commercial Financial Services

Revenues for the nine months ended September 30, 2003, was $171 million compared with $174 million for the same period in 2002, a decrease of $3 million (1.7%). The decrease was primarily due to a smaller portfolio, which resulted from portfolio run off and decreased new business volume, partially offset by gains on disposal of assets and increases in fee and miscellaneous income.

Interest expense (allocated) for the nine months ended September 30, 2003 was $63 million compared with $68 million for the same period in 2002, a decrease of $5 million (7.4%). The decrease is primarily attributable to lower debt (allocated) associated with the smaller portfolio, lower effective interest rates and leverage.

Income before provision for income taxes for the nine months ended September 30, 2003 was $38 million compared with $29 million for the same period in 2002, an increase of $9 million (31.0%). The increase in income before provision for income taxes reflects the net effect of changes in revenues, interest expense and an $8 million decrease in provision for losses.

During the third quarter of 2003, it became evident that our new business volume in commercial financial services would likely be significantly lower in 2003 compared to 2002. We believe this lower volume was caused by a variety of factors, notably including reduced capital expenditures as a result of the prolonged economic sluggishness.

Standards Issued and Not Yet Implemented

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of variable interest entities (“VIEs”). The provisions of FIN 46 became immediately effective for VIEs created after January 31, 2003. The provisions of FIN 46 for VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” issued in October 2003. Although we are continuing to assess the impact of FIN 46, we currently believe that we will not be required to consolidate any additional VIEs that are significant. However, our final conclusions will be incorporated into the financial statements upon full adoption of FIN 46 on December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 5.  Other Information

New Business Volume(1)

New business volume is summarized as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2003	2002
Aircraft Financial Services	$1,408	$2,215
Commercial Financial Services	182	475
Other	95	86
	$1,685	$2,776

(1)   Excludes transfers from Boeing, unless new financing occurred in current year.

Portfolio balances are summarized as follows:

(Dollars in millions)	September 30, 2003	December 31, 2002
Aircraft Financial Services	$9,745	$9,111
Commercial Financial Services	2,318	2,538
Other	180	113
	$12,243	$11,762

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
New business volume	$1,685	$3,415
Financing assets transferred from Boeing	—	386
Non-cash consolidation of BATA	21	—
Non-cash items from customer restructuring	(8)	—
Portfolio impairment	(86)	(100)
Asset run-off	(938)	(913)
Depreciation expense	(193)	(223)
Net change in portfolio balance	$481	$2,565

Significant Concentrations

The following table includes our five largest customers at September 30, 2003, with their related portfolio balances at December 31, 2002:

	September 30, 2003		December 31, 2002
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,446	11.8%	$1,069	9.1%
United	1,157	9.5	1,190	10.1
American	910	7.4	381	3.2
ATA	718	5.9	611	5.2
Hawaiian	536	4.4	479	4.1
	$4,767		$3,730

Our largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1.4 billion and $1.1 billion of our total portfolio at September 30, 2003 and December 31, 2002, respectively. Our AirTran portfolio includes investments in AirTran EETCs totaling $37 million at both September 30, 2003 and December 31, 2002. At September 30, 2003, the AirTran portfolio primarily consisted of 58 B-717s and the above-mentioned investments. On October 23, 2002, Boeing announced that AirTran signed an agreement with us to lease 22 of the 24 B-717 aircraft returned by American. The B-717 aircraft are scheduled for delivery throughout 2003, 17 of which were delivered during the first nine months of 2003.

Our second largest customer, United, accounted for $1.2 billion of our total portfolio at both September 30, 2003 and December 31, 2002. At September 30, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, as of September 30, 2003, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of September 30, 2003, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by virtue of operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors, which includes the restructuring with us described above. However, this restructuring, which was approved by the federal bankruptcy court, sets forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises their right to reject the restructuring terms, the terms of their leases and loans revert to the original terms.

Our third largest customer, American, accounted for $910 million and $381 million of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the American portfolio consisted of leases and loans on two B-757s, nine B-767s, two B-777s, 39 MD-83s, four MD-82s and subordinated debt in one B-777. We financed final delivery payments then due on nine B-767s and two B-777s during the first nine months of 2003. We believe that all such delivery payment loans are adequately collateralized.

Our fourth largest customer, ATA, accounted for $718 million and $611 million of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA preferred stock with a face amount of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA must meet certain requirements for the terms of the restructured leases to remain in effect. These requirements include completion of an exchange offering on its publicly traded debt, which will result in a deferral of the principal debt maturity date. If ATA fails to complete such requirements, the terms of these leases revert to the original terms.

We continue to monitor the status of the ATA exchange offering. ATA expects that they will come to an agreement with their bondholders and that the ensuing debt exchange will address their liquidity issues. Should an exchange offering not be successfully completed, we believe it is possible that our investment in ATA preferred stock would be subject to an assertion that we will be unable to realize all amounts due according to the contractual terms, and that an other-than-temporary impairment could be recorded.

Our fifth largest customer, Hawaiian, accounted for $536 million and $479 million of our total portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Hawaiian portfolio primarily consisted of 13 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration. During the first nine months of 2003, we received cash of $32 million on the Hawaiian portfolio.

Aircraft Financial Services Portfolio

The Aircraft Financial Services portfolio consisted of the following commercial aircraft types(1):

(Dollars in millions)	Receivables(2)	Operating Leases(2)	Investments(5)	Held for Sale or Re-Lease	Total
September 30, 2003
B-717	$1,821	$320	$—	$—	$2,141
B-727	—	14	—	35	49
B-737	78	672	—	19	769
B-747	221	239	—	—	460
B-757	880	473	—	22	1,375
B-767	753	368	—	15	1,136
B-777	1,186	—	—	—	1,186
DC-9(3)	3	2	—	1	6
MD-80(3)	363	103	—	15	481
MD-90(3)	85	—	—	50	135
DC-10(3)	53	38	—	—	91
MD-11(3)	167	689	—	73	929
Other Aircraft and Equipment(4)	434	55	—	6	495
Asset Pools(6)	—	—	451	—	451
Other(7)	—	—	41	—	41
	$6,044	$2,973	$492	$236	$9,745

December 31, 2002
B-717	$1,838	$122	$—	$—	$1,960
B-737	81	705	—	19	805
B-747	240	247	—	—	487
B-757	820	333	—	23	1,176
B-767	319	309	—	26	654
B-777	1,076	—	—	—	1,076
DC-9(3)	95	6	—	—	101
MD-80(3)	391	118	—	18	527
MD-90(3)	119	—	—	36	155
DC-10(3)	62	57	—	4	123
MD-11(3)	175	717	—	152	1,044
Other Aircraft and Equipment(4)	418	58	—	10	486
Asset Pools(6)	—	—	474	—	474
Other(7)	—	—	43	—	43
	$5,634	$2,672	$517	$288	$9,111

(1)   Excludes corporate aircraft of $888 million and $950 million at September 30, 2003 and December 31, 2002, respectively, which are included in the Commercial Financial Services portfolio.

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

At September 30, 2003, we owned 334 commercial aircraft and had partial ownership or security interest in an additional 227 aircraft, including those owned in joint ventures, EETC and other investment transactions.

At September 30, 2003, $8.7 billion (94.6%) of the Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

At September 30, 2003, the Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2003 – 1999	63.2%
1998 – 1994	13.6
1993 – 1989	13.9
1988 – 1984	4.2
1983 and older	2.4
Secured by pooled assets and other collateral	2.7
100.0%

Guarantees

At September 30, 2003, we were the beneficiary under $2.6 billion of guarantees with respect to our portfolio relating to transactions totaling $4.4 billion. Any guarantee call by us would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

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

The following table summarizes such guarantees:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Domestic Equipment	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,083	$430	$58	$2,571
Other(1)	14	—	—	14
	$2,097	$430	$58	$2,585

(1)   Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type or equipment at September 30, 2003 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,403	$2,078
B-757	433	500
Out of production twin-aisle aircraft	368	556
Out of production single-aisle aircraft	92	126
Other Boeing and regional aircraft	231	1,032
Other equipment	58	58
	$2,585	$4,350

During the nine months ended September 30, 2003, we recognized income of $29 million under these guarantees, all of which were from Boeing.

Portfolio by Region

At September 30, 2003, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Aircraft Financial Services	Commercial Financial Services	Other	Total	% of Total Portfolio
Region
United States	$6,971	$1,857	$180	$9,008	73.6%
Europe	1,084	83	—	1,167	9.5
Latin America	703	204	—	907	7.4
Asia	824	74	—	898	7.3
Africa	57	54	—	111	0.9
Australia	63	—	—	63	0.5
Canada	41	15	—	56	0.5
Caribbean	2	31	—	33	0.3
	$9,745	$2,318	$180	$12,243	100.0%

Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit 12	Computation of Ratio of Income to Fixed Charges.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

B.    Reports on Form 8-K

1.     Form 8-K dated July 23, 2003, to release earnings for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

October 29, 2003	/S/ STEVEN W. VOGEDING
Steven W. Vogeding
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

/S/ JILL C. RICHLING
Jill C. Richling
Controller (Principal Accounting Officer)