Form 10-K
period 2003-12-31
BOEING CAPITAL CORP
filed 2004-03-05
CIK 711513

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2003

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

        No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at March 4, 2004: 50,000 shares

        Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (c) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

*Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part I

Item 1. Business

GENERAL

        Boeing Capital Corporation (together with its subsidiaries, referred to as "us", "we", "our" or the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). We were incorporated in Delaware in 1968. Our primary operations at December 31, 2003 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Our portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

        In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing's major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and selectively providing financing to Boeing's Commercial Airplane customers. For our defense and space markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing's Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio. In conjunction with this change in our strategic direction, our parent, Boeing, has realigned and reduced our Board of Directors to four members, which as of the filing date consists of our President, Walter E. Skowronski, and three Boeing officers, James A. Bell (our Chairman of the Board), Paul Kinscherff and James C. Johnson. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

        Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Contract terms are generally between three and ten years, and current average transaction size is $12 million. At December 31, 2003, 18.4% of our portfolio was related to commercial equipment leasing and financing activities. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

New Business Volume

        The following table shows the new business volume for each of our segments. New business volume excludes transfers from Boeing, unless new financing occurred in the year of transfer. The Other segment is comprised of Space and Defense Financial Services, which provides lease and loan financing and advisory services for military-related products and commercial space systems.

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Aircraft Financial Services	$1,676	$2,787	$2,931	$1,002	$7
Commercial Financial Services	270	540	936	711	665
Other	98	88	39	—	—

	$2,044	$3,415	$3,906	$1,713	$672

Portfolio Balances

        The following table shows the portfolio balances for each of our segments:

	December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Aircraft Financial Services	$9,817	$9,111	$6,706	$3,543	$1,459
Commercial Financial Services	2,249	2,538	2,455	1,913	1,521
Other	182	113	37	—	—

	$12,248	$11,762	$9,198	$5,456	$2,980

        The following table summarizes the net change in our total portfolio over the last three years:

(Dollars in millions)	2003	2002	2001
New business volume	$2,044	$3,415	$3,906
Financing assets transferred from Boeing(1)	—	386	583
Non-cash consolidation of BATA Leasing, LLC	21	—	—
Non-cash items from customer restructuring	(8)	—	—
Portfolio impairment	(102)	(100)	—
Asset run-off	(1,208)	(914)	(597)
Depreciation expense	(261)	(223)	(150)

Net change in portfolio balance	$486	$2,564	$3,742

(1)
Excludes $360 million in 2001, which we accounted for as new business volume.

AIRCRAFT FINANCIAL SERVICES SEGMENT

        Aircraft Financial Services arranges or provides financing to facilitate the purchase or lease of new Boeing commercial aircraft. At December 31, 2003, Aircraft Financial Services represented 80.1% of our total portfolio.

Current Commercial Aircraft Market Conditions

        Commercial aviation has been impacted by an economic downturn that began in 2001 and has continued through 2003. In addition, the industry suffered a severe shock from the terrorist attacks of September 11, 2001. Air travel worldwide has not recovered to the level seen in 2000, which is negatively impacting profitability for many airlines. Overall, in 2003, the industry produced another year of losses led by full service airlines in the U.S. In contrast, certain low cost carriers in the U.S. and in Europe are reporting positive financial results and are growing. European network airlines are expected to show better results than their U.S. counterparts for the fiscal period ending in March 2004. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts since traffic to and from Asia has nearly rebounded to pre-Severe Acute Respiratory Syndrome ("SARS") levels.

        Our estimated timetable for industry recovery has been delayed. We presently see the recovery in air traffic that started in 2003 resulting in renewed demand for capacity in 2004. Overall, airlines are expected to report another year of losses in 2003 before producing a small profit in aggregate for 2004. The major uncertainty facing the industry is the impact of any additional unforeseen exogenous shocks similar to the 2003 SARS outbreak and the Iraq War. The industry could also face unexpected consequences of events that have already occurred, such as the terrorist attacks of September 11, 2001.

        Aircraft values and lease rates are also impacted by the number and type of aircraft that are parked and currently out of service. Slightly over 2000 aircraft (12% of world fleet) have been parked for most of 2003, including in production aircraft types. In years prior to 2001, the parked fleet was approximately 4% to 6% of the world fleet, and was comprised mainly of out of production aircraft. Aircraft values and lease rates should improve as parked aircraft are returned to service.

        The downturn in the airline industry and the resulting decline in the fair values of aircraft and airline credit ratings, as well as additional bankruptcy filings by certain airline customers included in our portfolio, were primarily responsible for our recognition of non-cash charges in the first quarter of 2003 to strengthen the allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

        Aircraft that we own or finance may become significantly less valuable due to the discontinuation of existing aircraft models or the introduction of new aircraft models that may be more economical to operate, the aging of particular aircraft or technological obsolescence. For a discussion of the B-757 and B-717 programs, see Item 7, "Business Environment and Trends."

        For a discussion of specific customers within our Aircraft Financial Services portfolio, see "Significant Customer Concentrations and Customer Restructurings."

Factors Affecting Aircraft Financial Services Volume

        At December 31, 2003, our Aircraft Financial Services segment had unfunded commercial aircraft commitments totaling $10 million. All of these commitments were utilized in early 2004.

        Additionally, Boeing and Boeing Capital Services Corporation (see "Relationship with Boeing and Boeing Capital Services Corporation") had unfunded commercial aircraft financing commitments at December 31, 2003 of $1.5 billion. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

  •
  up to $473 million may be funded in less than one year,

  •
  an additional $912 million may be funded in one to three years, and

  •
  an additional $100 million may be funded in four to five years.

        We expect to ultimately fund a portion of these unfunded commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary to allow us to meet our underwriting and investment criteria.

        We generally enter into agreements or commitments to purchase commercial aircraft only when such aircraft are subject to a signed lease contract or signed commitment letter from an airline.

        The following table lists information on new business volume by product type for our Aircraft Financial Services segment. New business volume excludes transfers from Boeing, unless new financing occurred in the year of transfer.

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
Financing leases	$145	$950	$1,520
Notes and other receivables	863	863	940
Equipment under operating leases	635	527	424
Investments	33	447	47

	$1,676	$2,787	$2,931

Aircraft Financial Services Portfolio

        Our Aircraft Financial Services portfolio consisted of the following aircraft types at December 31:

(Dollars in millions)	Receivables(1)	Operating Leases(1)	Investments(4)	Held for Sale or Re-lease	Total
2003
B-717	$1,785	$394	$—	$18	$2,197
B-727(2)	—	14	—	20	34
B-737	74	671	—	—	745
B-747	228	441	—	—	669
B-757	867	489	—	22	1,378
B-767	745	362	—	14	1,121
B-777	1,185	—	—	—	1,185
DC-9(2)	3	1	—	1	5
MD-80(2)	356	81	—	30	467
MD-90(2)	84	—	—	50	134
DC-10(2)	52	37	—	—	89
MD-11(2)	163	676	—	72	911
Other Aircraft and Equipment(3)	352	50	—	5	407
Asset Pools(5)	—	—	432	—	432
Other(6)	—	—	43	—	43

	$5,894	$3,216	$475	$232	$9,817

2002
B-717	$1,838	$122	$—	$—	$1,960
B-737	81	705	—	19	805
B-747	240	247	—	—	487
B-757	820	333	—	23	1,176
B-767	319	309	—	26	654
B-777	1,076	—	—	—	1,076
DC-9(2)	95	6	—	—	101
MD-80(2)	391	118	—	18	527
MD-90(2)	119	—	—	36	155
DC-10(2)	62	57	—	4	123
MD-11(2)	175	717	—	152	1,044
Other Aircraft and Equipment(3)	418	58	—	10	486
Asset Pools(5)	—	—	474	—	474
Other(6)	—	—	43	—	43

	$5,634	$2,672	$517	$288	$9,111

2001
B-717	$1,390	$128	$—	$—	$1,518
B-737	121	583	—	19	723
B-747	136	144	—	—	280
B-757	505	187	—	36	728
B-767	162	227	—	43	432
B-777	524	—	—	—	524
DC-9(2)	152	—	—	1	153
MD-80(2)	361	136	—	13	510
MD-90(2)	124	19	—	19	162
DC-10(2)	43	51	—	17	111
MD-11(2)	272	534	—	231	1,037
Other Aircraft and Equipment(3)	244	62	—	17	323
Asset Pools(5)	—	—	165	—	165
Other(6)	—	—	40	—	40

	$4,034	$2,071	$205	$396	$6,706

(1)
Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(2)
Out of production, but currently supported by Boeing with respect to parts and other services.

(3)
Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.

(4)
Represents aircraft and equipment collateralizing enhanced equipment trust certificates ("EETCs"), equipment trust certificates ("ETCs") and other trust-related interests and other investments that we hold.

(5)
Investments are supported by asset pools secured by various commercial aircraft types.

(6)
Represents investments in mandatorily redeemable preferred stock, common stock and bonds.

        In addition to the aircraft in our Aircraft Financial Services portfolio, we had corporate aircraft in our Commercial Financial Services and Other portfolios of $947 million, $1.0 billion and $866 million at December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003, we owned 337 commercial aircraft and had partial ownership or security interest in an additional 222 commercial aircraft, including those owned in joint ventures, EETCs and other investment transactions.

        At December 31, 2003, $8.9 billion (95.6%) of our Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

        At December 31, 2003, our Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2003–1999	65.6%
1998–1994	13.2
1993–1989	13.4
1988–1984	3.8
1983 and older	2.1
Secured by other collateral	1.9

100.0%

Aircraft Financial Services Portfolio by Product Type and Location

	December 31,
(Dollars in millions)
	2003	2002	2001
Financing leases:
Domestic	$3,281	$3,380	$2,623
Foreign	292	290	271

	3,573	3,670	2,894

Notes and other receivables:
Domestic	1,929	1,408	746
Foreign	392	556	394

	2,321	1,964	1,140

Equipment under operating leases (net of accumulated depreciation):
Domestic	965	619	491
Foreign	2,251	2,053	1,580

	3,216	2,672	2,071

Investments:
Domestic	475	513	201
Foreign	—	4	4

	475	517	205

Equipment held for sale or re-lease (net of accumulated depreciation):
Domestic	232	288	396

	$9,817	$9,111	$6,706

Aircraft Financial Services Guarantees

        At December 31, 2003, we were the beneficiary under $2.6 billion of guarantees, primarily issued by Boeing, with respect to our Aircraft Financial Services portfolio transactions totaling $4.3 billion. See "Relationship with Boeing and Boeing Capital Services Corporation" for further discussion. Any guarantee calls that we make would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

        The guarantees in our favor are either full or partial and include residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering us against the lessee's failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level.

        The following table summarizes our guarantees at December 31, 2003:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,145	$406	$2,551
Other(1)	14	—	14

	$2,159	$406	$2,565

(1)
Excludes guarantees made by entities affiliated with the primary obligor.

        Guarantee amounts by aircraft type at December 31, 2003 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,472	$2,141
B-757	428	497
Out of production twin-aisle aircraft	368	544
Out of production single-aisle aircraft	90	124
Other Boeing and regional aircraft	207	1,030

	$2,565	$4,336

        During the year ended December 31, 2003, we recognized income of $56 million under these guarantees, all of which were from Boeing.

Significant Customer Concentrations and Customer Restructurings

        A substantial portion of our total portfolio is concentrated among our Aircraft Financial Services customers. Four of our Aircraft Financial Services customers each accounted for more than 5.0% of our total Company portfolio at December 31, 2003. One of our customers accounted for more than 10% of our revenues for the year ended December 31, 2003.

        The following table includes the five largest Aircraft Financial Services customers at December 31, 2003, with their related portfolio balances at December 31, 2002:

	December 31, 2003		December 31, 2002
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,483	12.1%	$1,069	9.1%
United	1,159	9.5	1,190	10.1
American	861	7.0	381	3.2
ATA	743	6.1	611	5.2
Hawaiian(1)	509	4.2	479	4.1

	$4,755		$3,730

(1)
Includes $3 million of portfolio related to Commercial Financial Services at both December 31, 2003 and 2002.

        Our largest customer, AirTran Holdings, Inc. ("AirTran"), accounted for $1.5 billion and $1.1 billion of our total portfolio at December 31, 2003 and 2002, respectively. Our AirTran portfolio includes investments in AirTran EETCs totaling $33 million and $37 million at December 31, 2003 and 2002, respectively. At December 31, 2003, the AirTran portfolio primarily consisted of 63 B-717s and the above-mentioned investments. AirTran signed an agreement with us in October 2002 to lease 22 of the 24 B-717 aircraft returned by American Airlines ("American"), as discussed below. These aircraft were delivered during 2003.

        Our second largest customer, United Airlines ("United"), accounted for $1.2 billion of our total portfolio at both December 31, 2003 and 2002. At December 31, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United's aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, as of September 30, 2003, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of December 31, 2003, United was current on all of its obligations related to these 20 aircraft.

        United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United's emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which terms are generally less favorable to United. United would retain its rights under Chapter 11 to return our aircraft in the event of a reversion to the original lease and loan terms.

        Our third largest customer, American, accounted for $861 million and $381 million of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the American portfolio consisted of leases and loans on one B-757, nine B-767s, two B-777s, 39 MD-83s, four MD-82s and subordinated debt secured by one B-777. We financed final delivery payments on nine B-767s and two

B-777s during 2003. We believe that all of American's final delivery payment loans are adequately collateralized.

        Our fourth largest customer, American Trans Air Holdings Corp. ("ATA"), accounted for $743 million and $611 million of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA preferred stock with a face amount of $50 million. On November 20, 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA was obligated to meet certain requirements as a condition for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements on January 30, 2004.

        Based on our current assessment of the financial condition of ATA, which takes into account factors such as the successful exchange offering of its publicly traded debt, we believe it is probable that we will collect under the terms of our investment in ATA preferred stock. We have therefore concluded that no other-than-temporary impairment is warranted for this preferred stock investment. We will continue to review ATA's financial condition and our expectation of collecting under the terms of our investment in ATA's preferred stock.

        Our fifth largest customer, Hawaiian Holdings, Inc. ("Hawaiian"), accounted for $509 million and $479 million of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the Hawaiian portfolio primarily consisted of 12 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Similarly, we agreed to permit Hawaiian to return two B-717s leased by us. We have arranged for these B-717s to be leased to a third party. On February 11, 2004, we announced our support for a plan of restructuring of Hawaiian, which would include among other things a revision of our lease terms resulting in a substantial decrease in our rentals from Hawaiian. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

        One of our ten largest customers, Viacao Aerea Rio-Grandense ("VARIG"), accounted for $424 million and $452 million (3.5% and 3.8%) of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the VARIG portfolio consisted of two B-737s and nine MD-11s. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are still ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering approximately $323 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows or financial position.

        We have reviewed the obligations due from our customers for collectibility and have established specific or general allowances as we deemed necessary. In addition to the customers discussed above, some other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows or financial position.

COMMERCIAL FINANCIAL SERVICES SEGMENT

        On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We have no fixed timetable for determining the future of this business.

        Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Contract terms are generally between three and ten years, and current average transaction size is $12 million. At December 31, 2003, 18.4% of our portfolio was related to commercial equipment leasing and financing activities.

Current Commercial Finance Market Conditions

        The sluggish global economy and a reduction in industrial and retail inventory levels have negatively affected the commercial finance market. This environment has resulted in a decline in capital expenditures and overall customer credit degradation.

        Our Commercial Financial Services portfolio is diversified with no one industry or customer comprising a majority of our portfolio. At December 31, 2003, our Commercial Financial Services portfolio included 35.6% of corporate aircraft and 19.3% of manufacturing equipment; however, we finance these equipment types over a wide range of industries. No other equipment type represented more than 10.0% of our Commercial Financial Services portfolio.

Factors Affecting Commercial Financial Services Volume

        The commercial finance market in which we operate is highly competitive. A key factor in our ability to compete in the commercial finance market is our comparative borrowing costs relative to our competitors. See "Borrowing Operations and Credit Ratings" for further discussion on our borrowing activities. The following table lists information on new business volume for our Commercial Financial Services segment:

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
Financing leases	$41	$245	$146
Notes and other receivables	164	192	355
Equipment under operating leases	65	103	435

	$270	$540	$936

        New business volume related to business with foreign lessees or borrowers was $51 million (18.9%), $22 million (4.1%) and $333 million (35.5%) for 2003, 2002 and 2001, respectively. For discussion of additional risks associated with foreign financing, see "Cross-Border Outstandings."

        At December 31, 2003, Commercial Financial Services had commitments to provide leasing and other financing of $17 million. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

  •
  up to $17 million may be funded in less than one year.

Commercial Financial Services Portfolio

        Portfolio balances for our Commercial Financial Services segment are summarized as follows:

	December 31,
(Dollars in millions)
	2003	2002	2001
Financing leases	$724	$880	$776
Notes and other receivables	750	875	944
Equipment under operating leases, net of accumulated depreciation	729	760	716
Equipment held for sale or re-lease, net of accumulated depreciation	46	23	19

	$2,249	$2,538	$2,455

CONSOLIDATED PORTFOLIO

Portfolio Quality

	December 31,
(Dollars in millions)
	2003	2002	2001
Receivables:
Financing leases	$4,297	$4,550	$3,670
Notes and other receivables	3,106	2,878	2,121

	7,403	7,428	5,791
Equipment under operating leases, net of accumulated depreciation	4,092	3,506	2,787
Investments	475	517	205
Equipment held for sale or re-lease, net of accumulated depreciation	278	311	415

Total portfolio	$12,248	$11,762	$9,198

Non-performing assets:
Nonaccrual receivables	$497	$171	$163
Non-performing equipment under operating leases, net of accumulated depreciation	85	63	74
Equipment held for sale or re-lease, net of accumulated depreciation	278	311	415

	$860	$545	$652

Ratio of nonaccrual receivables to total receivables	6.7%	2.3%	2.8%
Ratio of total non-performing assets to total portfolio	7.0%	4.6%	7.1%

        The increases in the above ratios are primarily due to the bankruptcy filing by Hawaiian.

        Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income. During 2003, we received cash and recorded income of $65 million and $41 million, respectively, on the December 31, 2003 non-performing assets.

        The following table summarizes our receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

	December 31,
(Dollars in millions)
	2003	2002	2001
Receivables	$20	$2	$34
Equipment under operating leases	21	19	532

	$41	$21	$566

        For the year ended December 31, 2003, we received $8 million on these accounts.

Allowance For Losses On Receivables and Credit Loss Experience

	December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Allowance for losses on receivables at beginning of year	$260	$140	$136	$60	$62
Provision for losses	169	136	36	10	7
Write-offs, net of recoveries	(78)	(18)	(36)	(12)	(9)
Allowance transferred from Boeing and Boeing Capital Services Corporation	—	2	4	78	—

Allowance for losses on receivables at end of year	$351	$260	$140	$136	$60

Allowance as percentage of total receivables	4.7%	3.5%	2.4%	4.5%	2.9%
Net write-offs as percentage of average receivables	1.0%	0.3%	0.8%	0.5%	0.4%
More than 90 days delinquent:
Amount of delinquent installments	$15	$15	$25	$9	$—
Total receivable balance related to delinquent installments	$93	$50	$139	$113	$1
Total receivable balance related to delinquent installments as a percentage of total receivables	1.3%	0.7%	2.4%	3.7%	0.1%
Total of all receivables due from delinquent obligors	$509	$51	$156	$129	$1
Total of all receivables due from delinquent obligors as a percentage of total receivables	6.9%	0.7%	2.7%	4.3%	0.1%

        At December 31, 2003, Hawaiian represented $439 million of our total receivables portfolio. Of this amount, $47 million represented receivables that had installments that were more than 90 days delinquent at December 31, 2003.

        Our portfolio at the end of 2003 totaled $12.2 billion, of which $9.4 billion was related to Boeing products, primarily commercial aircraft. The continuing effects of the recent airline industry downturn have caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have seen more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in our portfolio remain depressed. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. In light of deteriorating customer credit ratings and liquidity, as well as the decline in aircraft values, we determined that an additional increase to the allowance for losses on receivables of $130 million was warranted at the end of the first quarter of 2003. The changes in customer credit ratings and aircraft values were not significant enough to warrant an additional increase to the allowance for losses on receivables during the second, third or fourth quarter of 2003; however, there can be no assurance that consideration of these factors in the future will not result in an increase to the allowance for losses on receivables. The allowance at December 31, 2003 increased to 4.7% of total receivables, up from 3.5% at December 31, 2002, primarily due to the $130 million increase.

        For a discussion of the B-757 and B-717 programs and the possible impact to the allowance for losses on receivables, see Item 7, "Business Environment and Trends."

Receivable Write-Offs and Recoveries, by Segment

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Aircraft Financial Services:
Write-offs	$67	$7	$14	$—	$—
Recoveries	—	—	(5)	—	—

	67	7	9	—	—

Commercial Financial Services:
Write-offs	12	12	33	14	9
Recoveries	(1)	(1)	(5)	(2)	—

	11	11	28	12	9

	$78	$18	$37	$12	$9

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," we review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        The carrying amounts of impaired receivables are as follows at December 31:

(Dollars in millions)	2003	2002
Impaired receivables with specific impairment allowance(1)	$535	$146
Impaired receivables with no specific allowance(2)	1,171	1,221

	$1,706	$1,367

(1)
At December 31, 2003 and 2002, impaired receivables of $535 million and $146 million, respectively, had a specific impairment allowance for losses on receivables of $123 million and $50 million, respectively.

(2)
Of the $1,171 million and $1,221 million at December 31, 2003 and 2002, respectively, $1,076 million and $1,097 million, respectively, relate to the receivables from United secured by B-767s and B-777s. During the third quarter of 2003, we completed a restructuring of these receivables Although United is performing under the terms of the restructuring at December 31, 2003, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though it is performing under the restructured agreement, continues to be deemed impaired.

        The allocation of the allowance for losses on receivables between specific reserves and general purposes are as follows at December 31:

(Dollars in millions)	2003		2002
Allocated to specific reserves	$123	35.0%	$50	19.2%
Allocated for general purposes(1)	228	65.0	210	80.8

	$351	100.0%	$260	100.0%

(1)
The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

        At December 31, 2003, we were the beneficiary under $2.6 billion of guarantees, principally from Boeing, with respect to portfolio transactions totaling $4.4 billion (36.1% of our total portfolio), which mitigate our risk.

        Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Cross-Border Outstandings

        The extension of credit to borrowers located outside of the United States is called "cross-border" credit. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk"—economic and political risk factors specific to the country of the borrower that may affect the borrower's ability or willingness to pay principal and interest or otherwise perform according to contractual terms. Other risks associated with these credits include changes in exchange rates and the possibility of insufficient foreign exchange and/or restrictions on transferring funds.

        At December 31, 2003, 23.7% of our total portfolio consisted of net amounts due from customers outside the United States. These amounts are payable in U.S. dollars. Overall, we have not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States. The following table represents the countries in which our cross-border outstandings exceeded

0.75% of consolidated assets, net of domestic guarantees, security deposits and maintenance reserves. Domestic guarantees were $406 million, $455 million and $274 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Country (Dollars in millions)	Financing Leases	Notes and Other Receivables	Equipment Under Operating Leases	Investments	Total	% of Total Portfolio
2003
United Kingdom	$—	$57	$622	$—	$679	5.5%
South Korea	—	225	304	—	529	4.3
Mexico	121	96	85	—	302	2.5
Brazil	48	36	188	—	272	2.2
Japan	—	35	77	—	112	0.9

	$169	$449	$1,276	$—	$1,894	15.4%

2002
South Korea	$—	$263	$326	$—	$589	5.0%
United Kingdom	—	180	354	—	534	4.5
Mexico	128	108	84	—	320	2.7
Brazil	50	12	194	4	260	2.2
Austria	—	—	124	—	124	1.1
China	—	—	97	—	97	0.8

	$178	$563	$1,179	$4	$1,924	16.3%

2001
South Korea	$—	$165	$278	$—	$443	4.8%
United Kingdom	—	166	217	—	383	4.2
Mexico	137	116	87	—	340	3.7
Brazil	50	14	239	5	308	3.3
Austria	—	—	143	—	143	1.6
China	—	—	142	—	142	1.5
Spain	69	5	16	—	90	1.0

	$256	$466	$1,122	$5	$1,849	20.1%

Maturities and Interest Rate Structures

        The following table shows the maturity distribution and interest rate structures of our domestic and foreign minimum lease payments and principal payments for receivables at December 31, 2003:

(Dollars in millions)	Domestic	Foreign	Total
2004	$706	$185	$891
2005	701	159	860
2006	709	137	846
2007	735	141	876
2008	585	113	698
2009 and thereafter	4,989	382	5,371

	$8,425	$1,117	$9,542

Receivables based on:
Fixed interest rates	$7,051	$738	$7,789
Variable interest rates	1,374	379	1,753

	$8,425	$1,117	$9,542

BORROWING OPERATIONS AND CREDIT RATINGS

        For a discussion of our borrowing operations and a summary of our credit ratings, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

RELATIONSHIP WITH BOEING AND BOEING CAPITAL SERVICES CORPORATION

        Boeing operates in the following principal areas: commercial aircraft, aircraft and weapon systems, network systems, support systems and launch and orbital systems and customer and commercial financing. For the year ended December 31, 2003, Boeing recorded revenues of $50.5 billion and net earnings of $0.7 billion. At December 31, 2003, Boeing had assets of $53.0 billion and shareholders' equity of $8.1 billion.

        At December 31, 2003, Boeing provided various types of partial and full guarantees of $2.6 billion on our portfolio, including first loss guarantees, residual value guarantees and rental loss guarantees.

        Boeing Capital Services Corporation owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company.

        For a further description of significant factors that may affect Boeing, see Boeing's Form 10-K for the year ended December 31, 2003.

Operating Agreement

        An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between Boeing, Boeing Capital Services Corporation and us relating to:

  •
  the purchase and sale of commercial aircraft receivables,

  •
  leasing of commercial aircraft,

  •
  remarketing of aircraft returned to or repossessed by us under leases or secured loans, and

  •
  allocation of federal income taxes between the companies.

        Under the Operating Agreement, subject to some exceptions, Boeing will make available to us the opportunity to provide financing of Boeing products including commercial aircraft. Additionally, under limited circumstances, we may tender to Boeing commercial aircraft that we are attempting to remarket, at a price equal to the fair market value of the aircraft less 5%.

Support Agreement

        On December 23, 2003, we entered into a support agreement (the "Support Agreement") with Boeing with these principal features:

  •
  Boeing will maintain 51% or greater ownership of us,

  •
  Boeing will make contributions to us, if needed, to the extent that our fixed-charge coverage would fall below 1.05-to-1, and

  •
  Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50 million.

        See Item 6, "Selected Financial Data" for these financial metrics for the years ended 1999 through 2003.

        The Support Agreement may not be modified or terminated unless (a) two-thirds of the debtholders consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, nor is it directly enforceable against Boeing.

Intercompany Credit Arrangements

        As of November 21, 2003, Boeing made $750 million of its five-year revolving credit line expiring in 2008 exclusively available to us. This is in addition to $1.25 billion of Boeing's $2.5 billion 364-day revolving credit line, which is exclusively available to us. At December 31, 2003, there were no amounts outstanding under these agreements.

        We may borrow from Boeing, and Boeing and its subsidiaries may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, neither Boeing nor we had borrowings to the other outstanding at December 31, 2003 or 2002.

        We may borrow from Boeing Capital Services Corporation, and Boeing Capital Services Corporation may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, we had borrowings of $45 million and $60 million outstanding at December 31, 2003 and 2002, respectively. Boeing Capital Services Corporation had no borrowings outstanding from us at December 31, 2003 or 2002. During 2003, our highest level of borrowings from Boeing Capital Services Corporation was $60 million. During 2003, there were no borrowings by Boeing Capital Services Corporation.

Federal Income Taxes

        Our operations are included in the consolidated federal income tax return of Boeing with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, Boeing will pay us, or we will pay Boeing, as appropriate, an amount equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with us. If, after Boeing pays us, Boeing incurs tax losses that may be carried back to the year for which those payments were made, we nevertheless will not be obligated to repay to Boeing any portion of these payments. Furthermore, we have been operating since 1975 under an informal arrangement, which has entitled us to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to us. This has been important in planning the volume of and pricing for our leasing activities. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts we forecast with the amounts varying from forecast settled in the year realized by Boeing. There can be no assurance that this (and other) intercompany arrangement(s) will not change from time to time.

        Our ability to price our business for acceptable returns depends significantly on our ability to realize the tax benefits generated by our leasing business. To the extent that Boeing would be unable on a long-term basis to use these tax benefits, or if the informal arrangement is not continued in its present form, we would need to restructure our financing activities and to reprice our new financing transactions to make them generate acceptable returns without regard to Boeing's use of tax benefits since we cannot be sure that we would be able to use those benefits currently.

Intercompany Services

        Boeing provides us with payroll, employee benefit, facilities and other services. We generally pay an allocated cost for these services. We assist Boeing in arranging and structuring transactions to meet the financing needs of its commercial aircraft and space and defense customers.

EMPLOYEES

        At December 31, 2003, we had 241 employees, compared with 238 at December 31, 2002. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of the filing date, we have 233 employees.

        The following table provides a breakdown of our employees at December 31, 2003 by principal segment:

Aircraft Financial Services	82
Commercial Financial Services	59
Other and Administrative	100

241

        On January 15, 2004, we announced that we intend to relocate our administrative operations currently in Long Beach, California to our headquarters in Renton, Washington. Our infrastructure is being consolidated in Renton to reduce cost, increase efficiency and improve productivity. Approximately 90 employees will be affected. The move is expected to be complete by September 2004.

        On January 15, 2004, we also announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. At December 31, 2003, Commercial Financial Services had 59 employees.

Item 2. Properties

        We lease all of our office space and other facilities under operating leases. We lease a headquarters facility in Renton, Washington, which serves as our principal executive offices and houses the majority of our Aircraft Financial Services segment. We also lease a principal office in Long Beach, California, from which our Commercial Financial Services segment operates. On January 15, 2004, we announced that we intend to relocate our administrative operations currently in Long Beach, California to our headquarters in Renton, Washington.

        We also have eight regional marketing offices located throughout the United States in Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; Long Beach, California; Austin, Texas; Boston, Massachusetts; Baltimore, Maryland; and New York, New York, used by our Commercial Financial

Services segment. As discussed in above section, we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

        We have five international offices in Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; Hong Kong, China and Moscow, Russia that are used by our Aircraft Financial Services segment.

        We believe that our properties, including the equipment located therein, are suitable and adequate to meet the requirements of our business.

Item 3. Legal Proceedings

        Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        All of our outstanding common stock is owned by Boeing Capital Services Corporation. Accordingly, there is no public trading market for our common stock. We did not declare or pay dividends on our common stock in 2003 or 2002.

        In the second quarter of 2002, we redeemed all 10,000 outstanding shares of our Series A Preferred Stock at a price of $5,000 per share, which was the stock's stated value, plus accrued and unpaid dividends. Boeing Capital Services Corporation was the only holder of the Series A Preferred Stock. We paid dividends on this preferred stock of $2 million in 2002.

        The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2003, as well as during the year, we were in compliance with these and all of our various other debt covenants.

Item 6.    Selected Financial Data

        The selected consolidated financial data should be read in conjunction with our consolidated financial statements and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table shows selected consolidated financial data for the years 1999 through 2003:

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Financing volume(1)	$2,044	$3,415	$3,906	$1,713	$672
Statement of income data:
Revenues	$1,220	$994	$815	$545	$357
Expenses	1,087	878	577	377	230
Net income	106	49	152	107	78
Dividends paid	$—	$2	$4	$4	$36
Ratio of income to fixed charges(2)	1.32	1.18	1.72	1.72	1.93
Balance sheet data:
Total assets	$12,836	$12,563	$9,790	$5,654	$3,043
Total debt	9,177	9,465	7,295	4,316	2,058
Shareholder's equity(3)	1,942	1,656	1,371	672	423
Ratio of debt-to-equity	4.7	5.7	5.3	6.4	4.9

(1)
Excludes transfers from Boeing, unless new financing occurred in the year of transfer.

(2)
For the purpose of computing the ratio of income to fixed charges, income consists of income before provision for income taxes and fixed charges; and fixed charges consist of interest and related debt expense and preferred stock dividend requirement (on a pre-tax basis).

(3)
Shareholder's equity is equal to tangible net worth.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our consolidated financial statements included in Item 8.

Forward-Looking Information Is Subject to Risk and Uncertainty

        From time to time, we may make statements that contain projections or "forward-looking" information (as defined in the U.S. Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words "aim", "plan", "likely", "believe", "expect", "anticipate", "intend", "estimate", "will", "should", "could", "may" and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-K and particularly in Items 1, 2, 3, 7, 7A and 8 may contain forward-looking information. The subject matter of these statements may include wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the effects of Severe Acute Respiratory Syndrome ("SARS") or other diseases, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

        Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the airline industry, wars, SARS or other diseases, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Business Environment and Trends

        In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing's major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and selectively providing financing to Boeing's Commercial Airplane customers. For our defense and space markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing's Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio. In conjunction with this change in our strategic direction, our parent, Boeing, has realigned and reduced our Board of Directors to four members, which as of the filing date consists of our President, Walter E. Skowronski, and three Boeing officers, James A. Bell (our Chairman of the Board), Paul Kinscherff and James C. Johnson. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

        Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Contract terms are generally between three and ten years, and current average transaction size is $12 million. At December 31, 2003, 18.4% of our portfolio was related to commercial equipment leasing and financing activities. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

        Commercial aviation has been impacted by an economic downturn that began in 2001 and has continued through 2003. In addition, the industry suffered a severe shock from the terrorist attacks of September 11, 2001. Air travel worldwide has not recovered to the levels seen in 2000, which is negatively impacting profitability for many airlines. Overall, in 2003, the industry produced another year of losses led by full service airlines in the U.S. In contrast, certain low cost carriers in the U.S. and in Europe are reporting positive financial results and are growing. European network airlines are expected to show better results than their U.S. counterparts for the fiscal period ending in March 2004. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts since traffic to and from Asia has nearly rebounded to pre-SARS levels.

        Our estimated timetable for industry recovery has been delayed. We presently see the recovery in air traffic that started in 2003 resulting in renewed demand for capacity in 2004. Overall, airlines are expected to report another year of losses in 2003 before producing a small profit in aggregate for 2004. The major uncertainty facing the industry is the impact of any additional unforeseen exogenous shocks similar to the 2003 SARS outbreak and the Iraq War. The industry could also face unexpected consequences of events that have already occurred, such as the terrorist attacks of September 11, 2001.

        Aircraft values and lease rates are also impacted by the number and type of aircraft that are parked and currently out of service. Slightly over 2000 aircraft (12% of world fleet) have been parked for most of 2003, including in production aircraft types. In years prior to 2001, the parked fleet was approximately 4% to 6% of the world fleet, and was comprised mainly of out of production aircraft. Aircraft values and lease rates should improve as parked aircraft are returned to service.

        Published sources and recent market transactions indicate that values for various aircraft types serving as collateral in our portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among US commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2003. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows or financial position.

        In October 2003, Boeing announced the decision to end production of the B-757 program, with the final aircraft scheduled to be produced in late 2004. The aircraft will continue to be supported by Boeing. There are currently over 1,000 B-757 aircraft presently in service with approximately 125 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

        At December 31, 2003, $1.4 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.1 billion of passenger aircraft (30 aircraft at 11 operators). At December 31, 2003, we were the beneficiary under $428 million of guarantees from Boeing covering $497 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under Statement of Financial Accounting Standards ("SFAS") No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

        During the fourth quarter of 2003, Boeing lost a major B-717 sales campaign, thus increasing the possibility of B-717 program termination. Program continuity is dependent on the outcome of Boeing's current sales campaigns. At December 31, 2003, $2.2 billion of our portfolio was collateralized by B-717 aircraft. At December 31, 2003, we were the beneficiary under $1.5 billion of guarantees from Boeing covering $2.1 billion of our portfolio. While we continue to believe in the utility and marketability of the B-717, we are unable to predict how an ending of B-717 production, as well as overall market conditions, would impact B-717 values and rental rates. Should the B-717 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

        At December 31, 2003, we had $278 million of assets that were held for sale or re-lease, of which $141 million were identified with a firm contract to sell or place on lease. In 2004, leases related to approximately $249 million (2.0%) of our portfolio expire and we must re-lease or sell these assets into the market. If we are unable to place or sell these assets into revenue-generating service, our results of operations could be impacted.

Critical Accounting Policies and Estimates

        The following is a summary of accounting policies we believe are most critical to help put in context a discussion concerning the results of operations. We believe our interpretation and application related to these accounting policies are appropriate.

        Asset Valuation    We periodically assess the fair value of assets that we own, including equipment under operating leases and assets held for sale or re-lease, and collateral on receivables to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

        We use the average published fair value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, our judgment is based on the attributes of the specific aircraft or equipment to determine fair value, usually when the features or use of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

        Impairment Review for Equipment Under Operating Leases, Held for Sale or Re-lease    We review our equipment under operating leases, held for sale or re-lease for impairment when events or circumstances indicate, and no less than annually, that the carrying amount of these assets may not be recoverable. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the carrying value.

        We use various assumptions when determining the expected undiscounted cash flow of these assets. These assumptions include:

  •
  lease rates,

  •
  lease term(s),

  •
  periods in which the asset may be held in preparation for a follow-on lease,

  •
  maintenance costs,

  •
  remarketing costs, and

  •
  the remaining useful life of the asset.

        The determination of expected lease rates is generally based on outside publications. We use historical information and current economic trends to determine the remaining assumptions. When we determine that an asset is impaired, the amount of impairment loss is the excess of carrying value over fair value.

        We estimate that had the fair value of these assets deemed impaired during 2003 been 10% higher or lower at the time each specific impairment had been taken, the impairment expense would have decreased or increased by approximately $12 million, respectively. We are unable to predict the magnitude or likelihood of any future impairments.

        Allowance for Losses on Receivables    The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

        We review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        We review the adequacy of the general allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or our internal credit reviews.

        For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are those published by Standard & Poor's reflecting both the customer credit rating and the weighted-average remaining contract term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio's credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions and prior loss experience.

        The resulting range of the credit-adjusted collateral exposure as of December 31, 2003, was approximately $298 million to $360 million. The allowance for losses on receivables was $351 million at December 31, 2003.

        Lease Residual Values    Equipment under operating lease is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We perform periodic reviews of the estimated residual values and, for financing leases, recognize other than temporary impairments in the current period. As of December 31, 2003, our financing leases residual balance was $1.2 billion and our equipment under operating leases residual balance was $2.5 billion.

Consolidated Results of Operations

        The following table summarizes our operating results for the years ended December 31:

(Dollars in millions)	2003	2002	2001
REVENUES
Finance lease income	$302	$286	$248
Interest income on notes receivable	228	222	141
Operating lease income	513	435	343

	1,043	943	732
Investment income	49	25	20
Net gain on disposal	47	8	34
Other	81	18	29

	1,220	994	815
Equity in loss from joint venture	—	(44)	—

	1,220	950	815

EXPENSES
Interest expense	442	410	324
Depreciation expense	261	223	150
Provision for losses	169	136	36
Operating expenses	72	58	47
Asset impairment expense	96	31	—
Other	47	20	20

	1,087	878	577

Minority interest	9	—	—

Income before provision for income taxes	142	72	238
Provision for income taxes	36	23	86

Net income	$106	$49	$152

Overview

        Our net income was $106 million for 2003 compared with $49 million for 2002 and $152 million in 2001.

        The volatility in our net income over the past three years was principally driven by substantial increases in the provision for losses and asset impairment expenses recognized in 2003 and 2002. In recognition of the decline in the credit worthiness of our customers over the past two years, we have substantially increased the allowance for losses on receivables. Additionally, since aircraft equipment values have dropped significantly over the past few years, we recognized additional provision and asset and other impairment charges of $254 million in 2003 and $200 million in 2002. We carefully monitor the credit worthiness of our customers and the relative value of aircraft equipment since we remain at risk to defaults and decreases in the value of aircraft equipment and their associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment. We recorded minimal asset impairment charges and there were no additional provisions on losses in 2001.

        The effect of these charges on our 2003 results of operations was offset by growth in portfolio income, lower interest expense as a result of lower interest rates and leverage, higher gains on disposals and other miscellaneous income, offset by higher depreciation expense related to the growth in equipment under operating leases and equipment held for re-lease.

        Our portfolio at December 31, 2003 increased to $12.2 billion from $11.8 billion at December 31, 2002. Our 2003 new business volume was significantly less than that recorded in 2002 primarily as a result of reduced demand for commercial aircraft financings. We are also lowering the outlook for portfolio growth mainly to reflect our change in business strategy as discussed in "Business Environment and Trends" and also partly due to lower demand for commercial aircraft financings and accelerated asset-run-off. Asset run-off was $1.2 billion in 2003 compared with $914 million and $597 million in 2002 and 2001, respectively. We expect portfolio growth of less than $0.5 billion in 2004 and 2005, compared with $0.5 billion and $2.6 billion in 2003 and 2002, respectively. As a result, our total revenues are expected to be approximately $1.2 billion in 2004 and 2005. We also expect our return on assets to be approximately 1.0% in 2004 and greater than 1.0% in 2005, compared with 0.8% and 0.4% in 2003 and 2002, respectively. The foregoing outlook assumes the gradual run-off of the Commercial Financial Services portfolio and excludes the impact of any sale or disposition of the Commercial Financial Services segment.

        Our portfolio at December 31, 2002 increased to $11.8 billion from $9.2 billion at December 31, 2001. The increase resulted from new business volume and financing asset transfers from Boeing, offset by portfolio runoff.

Results of Operations

        Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) for the years ended December 31 were as follows:

(Dollars in millions)	2003	2002	2001
Finance lease income	$302	$286	$248
Interest income on notes receivable	228	222	141
Operating lease income	513	435	343

	$1,043	$943	$732

        Financing revenues for 2003 were $1,043 million compared with $943 million in 2002, an increase of $100 million (10.6%), primarily due to 2003 and 2002 volume.

        The higher financing revenues in 2002 compared with 2001 principally reflect a larger financing portfolio, which was a result of new business volume and portfolio transfers from Boeing. The higher 2002 financing revenues were partially offset by lower interest rates, reflecting the current interest rate environment. The lower interest rates affected revenues on existing floating rate assets and on all new business.

        While financing revenues growth was 10.6% in 2003 and 28.8% in 2002, we do not expect such growth in 2004 and 2005 given our projected growth in portfolio resulting from the change in our business strategy described in "Overview" and "Business Environment and Trends."

        Investment income for 2003 was $49 million compared with $25 million in 2002, an increase of $24 million (96.0%). The comparable 2002 results include impairment charges of $16 million related to a long-held investment in equipment trust certificates ("ETCs") securitized by aircraft on lease to United Airlines and a common stock investment. There were no impairment charges on investments in 2003. In addition, 2003 results include a gain of $6 million on the sale of common stock that was received as supplemental compensation in a financing transaction.

        The higher investment income in 2002 compared with 2001 principally reflects a $312 million (152.2%) growth in the investment portfolio partially offset by impairment charges of $16 million as discussed in the above paragraph.

        Net gain on disposal for 2003 was $47 million compared with $8 million in 2002, an increase of $39 million. A $45 million gain on sale of a majority of our investment in a particular special purpose entity ("SPE") within the Aircraft Financial Services portfolio in the third quarter of 2003 was primarily responsible for the increase. Also included in net gain on disposal is the gain on sale of equipment held for sale or re-lease. These types of gains are sporadic in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment are returned. There can be no assurance that we will recognize these gains in the future.

        The lower net gain on disposal in 2002 compared with 2001 was attributable to a $24 million gain on sale within our Aircraft Financial Services portfolio in 2001 for which there was no corresponding gain in 2002.

        Other income for 2003 was $81 million compared with $18 million in 2002, an increase of $63 million. This increase was primarily attributable to the following:

  •
  higher recognized gains on the revaluation and sale of two-thirds of the warrants received in connection with a certain financing transaction and complete amortization of discount totaling $35 million in 2003 compared with a loss of $2 million in 2002. At December 31, 2003, we held only one-third of the remaining warrants and may not record a comparable revaluation gain in 2004.

  •
  higher fee income of $16 million in 2003 compared with $13 million in 2002,

  •
  higher interest income on short-term investments of $8 million in 2003 compared with $2 million in 2002, resulting from a higher cash balance carried throughout 2003,

  •
  higher intercompany income from Boeing of $7 million in 2003 compared with $1 million in 2002, and

  •
  higher miscellaneous income of $14 million in 2003 compared with $4 million in 2002.

        The lower other income in 2002 compared with 2001 was principally attributable to the following:

  •
  lower intercompany income from Boeing totaling $1 million in 2002 compared with $9 million in 2001,

  •
  revaluation loss on warrants and conversion feature of $2 million in 2002 compared with revaluation gain of $4 million in 2001,

  •
  lower interest income on short-term investments of $2 million in 2002 compared with $4 million in 2001, and

  •
  higher fee income of $13 million in 2002 compared with $9 million in 2001.

        Equity in loss from joint venture for 2003 was nil compared with a loss of $44 million in 2002 and nil in 2001. The 2002 loss consisted of impairment charges on long-lived assets and net loss from operations in our interest in BATA Leasing, LLC ("BATA"), which we previously accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA, LLC agreement was finalized by American Trans Air Holdings Corp. ("ATA") and us, which gave us control in the management of the business and affairs of BATA. As a result, BATA is now consolidated. The purpose of BATA is to convert 23 B-727 passenger aircraft to full cargo configuration and then re-lease these aircraft.

        Interest expense for 2003 was $442 million compared with $410 million in 2002, an increase of $32 million (7.8%). Higher debt associated with the growth in the portfolio, partially offset by lower effective interest rates, was primarily responsible for the increase.

        The higher interest expense in 2002 compared with 2001 was primarily attributable to higher debt associated with the growth in our portfolio, offset by lower effective interest rates.

        Depreciation expense (on equipment under operating leases and equipment held for re-lease) for 2003 was $261 million compared with $223 million in 2002, an increase of $38 million (17.0%). Growth in depreciable assets was responsible for the higher depreciation expense.

        The higher depreciation expense in 2002 compared with 2001 was attributable to growth in depreciable assets.

        Provision for losses for 2003 was $169 million compared with $136 million in 2002, an increase of $33 million (24.3%). The provision for losses is comprised of a general provision and an additional provision. The general provision, which primarily relates to the growth in the receivables portfolio, was $39 million in 2003 compared with $36 million in 2002. The additional provision was $130 million and was recorded at the end of the first quarter of 2003 compared with a total of $100 million recorded in the third and fourth quarters of 2002. The additional provision was recorded in recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses. Any additional provision to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

        The higher provision for losses in 2002 compared with 2001 was principally attributable to the additional $100 million provision in 2002 needed to increase and strengthen the allowance for losses on receivables. The provision did not increase significantly in 2001.

        Operating expenses, which consists of general and administrative expenses, for 2003 was $72 million compared with $58 million in 2002, an increase of $14 million (24.1%). This increase is primarily attributable to higher administrative and staffing costs of $6 million, professional services fees, particularly legal fees, totaling $4 million and a decrease in initial direct costs capitalization of $3 million.

        The higher operating expenses in 2002 compared with 2001 was principally related to higher compensation and travel expenses for additional staff necessary to support business growth.

        Asset impairment expense for 2003 was $96 million compared with $31 million in 2002, an increase of $65 million. This increase in impairment charges resulted from reduced projected cash flows and deteriorated aircraft values for operating lease and held for sale or re-lease assets in 2003. Any additional impairment charges to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

        There was no asset impairment expense in 2001.

        Other expenses for 2003 were $47 million compared with $20 million in 2002, an increase of $27 million. The increase was primarily attributable to a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment. Additionally, aircraft maintenance and storage and other expenses increased by $6 million.

        Other expenses were $20 million in both 2002 and 2001.

        Minority interest for 2003 was $9 million compared with nil in 2002 and 2001. The minority interest in 2003 arose from consolidation of our joint venture investment in BATA.

        Provision for income taxes for 2003 were $36 million compared with $23 million in 2002, an increase of $13 million. The higher pre-tax income recorded in 2003 compared with 2002 was principally responsible for the increase in the provision for income taxes.

        The lower income taxes in 2002 compared with 2001 were primarily related to a lower pre-tax income in 2002.

        The effective income tax rate was 25.4% in 2003 compared with 31.9% in 2002. The decrease in the effective income tax rate is primarily due to higher Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits of $16 million in 2003 compared with $3 million in 2002. The effective income tax rates for both years vary from the federal statutory tax rate of 35% primarily due to the FSC and ETI benefits and state income taxes.

        The effective income tax rates of 31.9% in 2002 and 36.1% in 2001 also vary from the federal statutory tax rate of 35% primarily due to the FSC and ETI benefits of $3 million and $2 million in 2002 and 2001, respectively, and state income taxes.

Liquidity and Capital Resources

        We have liquidity requirements, primarily to fund ongoing financing commitments, meet debt obligations and to fund our operating expenses. We can satisfy these liquidity needs from the following sources:

  •
  cash from operations and other receipts from our portfolio,

  •
  issuance of commercial paper and other debt,

  •
  asset securitization, and

  •
  borrowings under committed credit facilities.

        We attempt to schedule our debt payments to correspond to scheduled receipts from our portfolio. We satisfy a significant portion of our cash requirements from diversified global funding sources and do not depend on any one lender. We believe we have adequate liquidity sources and access to the capital markets to allow us to fulfill our current commitments. If this belief does not prove to be correct, we would be required to restrict our new business volume, unless we obtained access to other sources of capital at rates that allow for a reasonable return on new business.

        Risks that could affect our sources of liquidity include among others:

  •
  a severe or prolonged downturn in the economy,

  •
  additional restructurings, defaults or bankruptcies by airlines, and

  •
  a decrease in our credit ratings.

        We continually assess our leverage, generally as measured by our debt-to-equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolios, general market conditions, especially those associated with our customers; future financing commitments; and our ability to access the capital markets. Due to the weakened condition of the airline industry, especially since the events of September 11, 2001, we have reduced our leverage to account for the related increased business risks.

        On December 23, 2003, we entered into a support agreement with Boeing that included a liquidity provision. Under this provision, Boeing has committed itself to make contributions to us to the extent our fixed charge coverage falls below 1.05-to-1.

        At December 31, 2003 and 2002, our balance of cash and cash equivalents was $716 million and $686 million, respectively. In recent years, we have maintained a higher year-end cash position due to traditionally high seasonal customer demands and commonly reduced seasonal capital markets availability at that time of year.

Interest Rate Exposure

        Our assets and liabilities expose us to interest rate risk to the extent that those assets and liabilities are not exactly matched according to currency or maturity and repricing characteristics. The types and terms of borrowing and hedging instruments that are available to us in the market and possible changes in asset terms limit our ability to match assets and liabilities. We attempt to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and we do not believe we are exposed to material gains or losses due to interest rate or currency changes.

Debt Issuances

        During 2003, we issued $1.0 billion in new senior debt primarily to finance new business. At times, we also rely on the issuance of commercial paper as a short-term funding source. We had no commercial paper borrowings outstanding at December 31, 2003.

        The following table shows our average debt and weighted average effective interest rates:

	Years Ended December 31,
(Dollars in millions)
	2003			2002	2001	2000	1999
Average short-term debt outstanding	$	N/M	(1)	$258	$342	$411	$194
Weighted average effective interest rate for issuances during the year		N/M	(1)	2.81%	4.38%	5.99%	5.24%
Average long-term debt outstanding		$9,286		$8,041	$5,400	$2,847	$1,760
Weighted average effective interest rate		4.67%		4.95%	5.78%	7.19%	6.81%
Average total debt outstanding		$9,310		$8,298	$5,743	$3,257	$1,954
Weighted average effective interest rate		4.68%		4.88%	5.70%	7.04%	6.65%

(1)
This statistic is not meaningful for 2003 as we only had outstanding short-term debt in January 2003.

        The weighted average effective interest rates presented in the preceding table include costs of commitment fees, backup credit facilities and related borrowing costs. They do not necessarily predict future costs of funds. Due to our limited use of the commercial paper program during 2002, the cost of our backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%.

        On February 16, 2001, we filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission ("SEC"), which was declared effective on February 26, 2001. Effective October 31, 2001, we allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of the filing date of this Report, an aggregate amount of $402 million remains available under the Series XI medium-term note program for potential debt issuance.

        On February 22, 2002, we filed a public shelf registration of $5.0 billion of debt securities with the SEC, which was declared effective on March 4, 2002. We allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of the filing date of this Report, an aggregate amount of $3.0 billion (which includes $119 million of retail medium-term notes) remains available for potential debt issuance.

        On June 6, 2002, we established a $1.5 billion Euro medium-term note program. As of the filing date of this Report, an aggregate amount of $1.4 billion remains available for potential debt issuance.

        The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2003, as well as during the year, we were in compliance with these and all of our various other debt covenants.

Financing Interest Expense

        Our financing-related interest expense for the year ended December 31, 2003 was $442 million, compared with $410 million in 2002. Leverage (debt-to-equity ratio) at the end of 2003 was 4.7-to-1, compared with 5.7-to-1 at the end of 2002. For a discussion regarding our change in leverage, see "Liquidity and Capital Resources."

Outstanding Funding Commitments

        At December 31, 2003, we had commitments to provide leasing and other financing totaling $105 million. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

  •
  up to $105 million may be funded in less than one year.

        Additionally, Boeing and its wholly-owned subsidiary, Boeing Capital Services Corporation had unfunded commercial aircraft financing commitments of $1.5 billion at December 31, 2003. Based on historical experience, we do not anticipate that we will fund all these commitments. However, if we were required to fund all unfunded commitments:

  •
  up to $473 million may be funded in less than one year,

  •
  an additional $912 million may be funded in one to three years, and

  •
  an additional $100 million may be funded after five years.

        We expect to ultimately fund a portion of these commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary for us to meet our underwriting and investment criteria.

Ratios of Income to Fixed Charges

        The following are ratios of income to fixed charges for each of the past five years:

Years Ended December 31,
2003	2002	2001	2000	1999
1.32	1.18	1.72	1.72	1.93

        Income consists of income from continuing operations before provision for income taxes and fixed charges. Fixed charges include interest and related debt expense, and preferred stock dividends on a pre-tax basis. The increase in the ratio in 2003 compared with 2002 was attributable to lower net income in 2002 due to pre-tax non-cash charges of $200 million that were recorded to strengthen the allowance for losses on receivables and to recognize impairment of certain assets in our portfolio.

Credit Ratings

        Our access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies' ratings of our debt. Our credit ratings have been closely tied to those of Boeing.

        We have the following credit ratings as of the filing date:

Debt	Standard & Poor's	Moody's Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+
Subordinated	A-	Baa1	A

        On December 17, 2003, Moody's Investors Service ("Moody's") confirmed our senior and short-term debt ratings.

        Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

        Given our current ratings and ratings outlook from the various credit rating agencies, we believe we have ready access to the capital markets. Our credit ratings are more closely tied with those of Boeing than ever before due to the new support agreement put in place between Boeing and us in December 2003. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing's competitive positions in them. It is always possible that such changes could affect our access to the capital markets.

Off-Balance Sheet Arrangements

        We are a party to off-balance sheet arrangements as defined by the SEC, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

        The following table provides quantitative data regarding our third party guarantees. The maximum potential payment amounts represent a "worst-case scenario," and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying amount of liabilities recorded on the consolidated balance sheets reflects our best estimate of future payments we may be required to make as part of fulfilling our guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
December 31, 2003
Residual value guarantees	$120	$119	$4
Credit guarantees	25	25	—
Delinquency guarantees(1)	7	—	—

	$152	$144	$4

December 31, 2002
Residual value guarantees	$90	$90	$1
Credit guarantees	25	25	—
Delinquency guarantees(1)	7	—	—

	$122	$115	$1

(1)
This amount has been indemnified by Boeing.

(2)
Amounts included in other liabilities.

        We have issued various residual value guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft.

        We have issued credit and deficiency guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments.

Material Variable Interests in Unconsolidated Entities

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of variable interest entities ("VIEs"). FIN 46 requires identification of our participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB revised and re-released FIN 46 as "FIN 46(R)." The provisions of FIN 46(R) are effective beginning in first quarter 2004, however we elected to early adopt FIN 46(R) as of December 31, 2003.

        Our investments in ETCs, enhanced equipment trust certificates ("EETCs") and SPEs continue to be included in the scope of FIN 46(R), but do not require consolidation. However, we will continue to make certain disclosures about these entities, as required by FIN 46(R).

        Airlines regularly utilize an SPE called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates to investors. The most common forms of pass-through certificates issued by airlines are ETCs and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains: to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor. We are also an investor in entities engaged in financing arrangements with third parties and are accounting for these investments under the equity method.

        We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. We also use other SPEs that are fully consolidated in our financial statements. Both SPE arrangements are used for other business reasons, including:

  •
  to isolate individual transactions for legal liability or tax purposes, or

  •
  to perfect security interests for us as well as, in some cases that of third-party lenders in certain leveraged lease transactions.

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

        Our receivables from these SPEs and investment in ETCs and EETCs aggregated $633 million at December 31, 2003, which represents our maximum exposure to economic loss. During the year ended December 31, 2003, we recorded revenues of $56 million and had cash inflows of $155 million relating to these investments. At December 31, 2003, the VIEs in which we have invested had total assets of approximately $6.4 billion and related debt (which is non-recourse to us) of approximately $5.8 billion.

Disclosures About Contractual Obligations and Commercial Commitments

        The following table summarizes our known obligations to make future payments or consideration under certain contracts as of December 31, 2003, as well as an estimate of the timing in which we expect to satisfy these obligations:

		Payments By Period
Contractual Obligations (Dollars in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$8,848	$996	$3,484	$1,244	$3,124
Capital lease obligations	329	49	186	32	62
Minimum future rental commitments	6	3	3	—	—

	$9,183	$1,048	$3,673	$1,276	$3,186

        We expect to meet our current obligations through internally generated cash flows (which include scheduled receipts from our portfolio) and from future borrowings.

        The following table summarizes our commercial commitments outstanding as of December 31, 2003, as well as an estimate of the timing in which we expect these commitments to expire:

		Amount By Period
Commercial Commitments (Dollars in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Guarantor obligations(1)	$152	$41	$—	$57	$54
Financing commitments(2)	105	105	—	—	—

	$257	$146	$—	$57	$54

(1)
Primarily comprised of residual value and other guarantees provided by us.

(2)
Financing commitments represent commitments to provide leasing and other financing.

        Financing commitments decreased 82.8% from December 31, 2002. Overall approvals for commercial aircraft and equipment financing were down in 2003 compared with 2002.

Segment Operations

        At December 31, 2003, our primary operations included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. We also have an Other segment, comprised of Space and Defense Financial Services. The determination of segments is based upon our internal organization. In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing's major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and selectively providing financing to Boeing's Commercial Airplane customers. For our defense and space markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing's Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio. In conjunction with this change in our strategic direction, our parent, Boeing, has realigned and reduced our Board of Directors to four members, which as of the filing date consists of our President, Walter E. Skowronski, and three Boeing officers, James A. Bell (our Chairman of the Board), Paul Kinscherff and James C. Johnson.

        Aircraft Financial Services arranges or provides financing to facilitate the purchase or lease of new Boeing commercial aircraft and represented 80.1% of our total portfolio at December 31, 2003.

Aircraft Financial Services assists Boeing commercial aircraft customers in arranging financing. At December 31, 2003, we owned 337 commercial aircraft and had partial ownership or security interest in an additional 222 aircraft, including those owned in joint ventures, EETCs and other investment transactions.

        Commercial Financial Services' portfolio encompasses multiple industries and a wide range of equipment, including executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Commercial Financial Services represented 18.4% of our total portfolio at December 31, 2003. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

        While Boeing has long been in the business of assisting its space and defense customers in obtaining financing, we formed Space and Defense Financial Services in 2001 to handle funding arrangements for satellites, military airplanes and other advanced technology products. This portfolio represented 1.5% of our total portfolio at December 31, 2003.

        We evaluate the performance of our reporting segments based on results of operations. Information about our operations in our different financial reporting segments for the past three years ended December 31 is summarized as follows:

(Dollars in millions)	2003	2002	2001
Revenues:
Aircraft Financial Services	$975	$751	$586
Commercial Financial Services	229	234	228
Other	16	9	1

	$1,220	$994	$815

Interest expense (allocated):
Aircraft Financial Services	$352	$316	$243
Commercial Financial Services	84	91	80
Other	6	3	1

	$442	$410	$324

Depreciation expense:
Aircraft Financial Services	$208	$174	$112
Commercial Financial Services	48	47	38
Other	5	2	—

	$261	$223	$150

Income (loss) before provision for income taxes:
Aircraft Financial Services	$88	$31	$179
Commercial Financial Services	51	40	60
Other	3	1	(1)

	$142	$72	$238

Aircraft Financial Services

        Revenues for 2003 were $975 million compared with $751 million in 2002, an increase of $224 million (29.8%). A larger portfolio, resulting from new business volume (especially in the operating lease portfolio), an increase in gains on revaluation and sale of warrants, gain on sale of a majority of our investment in a particular SPE, investment income and fee income were primarily responsible for the increased revenues.

        The higher revenue in 2002 compared with 2001 were primarily driven by a larger portfolio, resulting from new business volume and portfolio transfers from Boeing. The increase was primarily offset by impairments related to an investment in ETCs secured by aircraft on lease to United Airlines and lower gains on disposal.

        Interest expense (allocated) for 2003 was $352 million compared with $316 million in 2002, an increase of $36 million (11.4%). Higher debt (allocated) associated with the growth in the portfolio, offset by lower effective interest rates, was primarily responsible for the increase.

        The higher allocated interest expense in 2002 compared with 2001 was primarily attributable to higher debt associated with the growth in our portfolio, offset by lower effective interest rates.

        Depreciation expense (on equipment under operating leases and equipment held for re-lease) for 2003 was $208 million compared with $174 million in 2002, an increase of $34 million (19.5%). Growth in depreciable assets was responsible for the higher depreciation expense.

        The higher depreciation expense in 2002 compared with 2001 was primarily attributable to growth in depreciable assets.

        Income before provision for income taxes for 2003 was $88 million compared with $31 million in 2002, an increase of $57 million. In addition to the items discussed above, income before provision for income taxes in 2003 included pre-tax charges of $250 million ($191 million of which was recognized in the first quarter of 2003), compared with $185 million for 2002 (recognized in the third and fourth quarters of 2002). Substantially all of these charges were recognized in response to the much-publicized deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft asset values. Any additional provision to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

        The lower income before provision for income taxes in 2002 compared with 2001 was principally attributable to:

  •
  $92 million of provision for losses to increase and strengthen the allowance for losses on receivables,

  •
  $48 million pre-tax impairment loss on an investment in a joint venture that recorded an impairment of equipment held for re-lease, and

  •
  $32 million charge for impairment of portfolio assets related to certain aircraft.

Commercial Financial Services

        Revenues for 2003 were $229 million compared with $234 million in 2002, a decrease of $5 million (2.1%). The decrease was primarily due to a smaller portfolio, which resulted from portfolio run off and decreased new business volume, partially offset by gains on disposal of assets and increases in fee and miscellaneous income.

        The slightly higher revenues in 2002 compared with 2001 principally reflect a larger average portfolio outstanding during the year, resulting from new business volume, offset by lower interest earned on floating rate assets as well as on new business recorded at rates reflecting the current lower interest rate environment.

        Interest expense (allocated) for 2003 was $84 million compared with $91 million in 2002, a decrease of $7 million (7.7%). The decrease is primarily attributable to lower debt (allocated) associated with the smaller portfolio and lower effective interest rates.

        The higher allocated interest expense in 2002 compared with 2001 was primarily attributable to higher debt associated with the growth in our portfolio, partially offset by lower effective interest rates.

        Income before provision for income taxes for 2003 was $51 million compared with $40 million in 2002, an increase of $11 million (27.5%). The increase in income before provision for income taxes reflects the net effect of changes in revenues, interest expense, a $9 million decrease in provision for losses and a $3 million decrease in asset impairment expenses.

        The lower income before provision for income taxes in 2002 compared with 2001 was principally attributable to:

  •
  $7 million of provision for losses to increase and strengthen the allowance for losses on receivables, and

  •
  $7 million charges for impairment of equipment under operating leases and equipment held for re-lease.

        Given the new strategic focus of our company (as previously discussed), the results of operations for 2004 and 2005 would decline or be eliminated, depending on whether the Commercial Financial Services portfolio is gradually wound down or sold.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our assets and liabilities, both fixed-rate and floating-rate, may be subject to interest rate and foreign exchange risk to the extent that the currency denominations, maturities and repricing characteristics of the liabilities do not perfectly match those of the assets. Nearly all of our assets and liabilities are denominated in U.S. dollars. The types and terms of borrowing and hedging instruments that are available to us in the market and possible changes in assets terms limit our ability to match assets and liabilities. We attempt to keep this mismatch risk small, partly through the use of interest rate and currency swaps, and we do not believe that we are exposed to material gains or losses due to interest rate or currency changes.

        We have used public market information and common valuation methods to determine the fair value of our assets and liabilities. Our estimates are not necessarily indicative of the amounts we could realize in a current market exchange, and the use of different assumptions or valuation methods could have a material effect on the estimated fair value amounts.

        At December 31, 2003, the book value of our assets was $12.8 billion and the book value of our liabilities was $10.9 billion. We use duration gap analysis to estimate the impact of changes in interest rates. Potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities are calculated based on the amount and timing of cash flows projected from each.

        At December 31, 2003, we estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, our net earnings, taking into account increases in both revenue and interest expense, would have changed by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities affected by a change in interest rates are generally not traded, we estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to our financial position.

Item 8. Financial Statements and Supplementary Data

        The following pages include our consolidated financial statements as described in Item 14 (a)1 and (a)2 of Part IV herein.

Independent Auditors' Report

Shareholder and Board of Directors
Boeing Capital Corporation

        We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder's equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Boeing Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
January 29, 2004

Boeing Capital Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except stated value and par value)
	2003	2002
ASSETS
Cash and cash equivalents	$716	$686
Receivables:
Financing leases	4,297	4,550
Notes and other receivables	3,106	2,878

	7,403	7,428
Allowance for losses on receivables	(351)	(260)

	7,052	7,168
Equipment under operating leases, net of accumulated depreciation	4,092	3,506
Investments	475	517
Equipment held for sale or re-lease, net of accumulated depreciation	278	311
Other assets	223	375

	$12,836	$12,563

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable and accrued expenses	$156	$127
Other liabilities	249	220
Accounts due to Boeing and Boeing Capital Services Corporation	58	22
Deferred income taxes	1,242	1,073
Debt:
Senior	9,153	9,441
Subordinated	24	24

	10,882	10,907

Commitments and contingencies—Note 12

Minority interest	12	—

Shareholder's equity:
Common stock—$100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,263	1,090
Accumulated other comprehensive loss, net of tax	(10)	(17)
Income retained for growth	684	578

	1,942	1,656

	$12,836	$12,563

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
REVENUES
Finance lease income	$302	$286	$248
Interest income on notes receivable	228	222	141
Operating lease income	513	435	343
Investment income	49	25	20
Net gain on disposal	47	8	34
Other	81	18	29

	1,220	994	815
Equity in loss from joint venture	—	(44)	—

	1,220	950	815

EXPENSES
Interest expense	442	410	324
Depreciation expense	261	223	150
Provision for losses	169	136	36
Operating expenses	72	58	47
Asset impairment expense	96	31	—
Other	47	20	20

	1,087	878	577

Minority interest	9	—	—

Income before provision for income taxes	142	72	238
Provision for income taxes	36	23	86

Net income	$106	$49	$152

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Shareholder's Equity and Comprehensive Income

(Dollars in millions, except stated value)	Preferred Stock(1)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income
Balance at December 31, 2000	$50	$5	$235	$—	$383	$—

Capital contributions from Boeing(2)	—	—	569	—	—
Net income	—	—	—	—	152	$152
Cash dividend declared	—	—	—	—	(4)	—
Cumulative effect of accounting change, net of tax of $3 million	—	—	—	(6)	—	(6)
Unrealized loss on investments, net of tax of $7 million	—	—	—	(13)	—	(13)

Balance at December 31, 2001	$50	$5	$804	$(19)	$531	$133

Preferred stock redemption	(50)	—	—	—	—
Capital contributions from Boeing(3)	—		286	—	—
Net income	—	—	—	—	49	$49
Cash dividend declared	—	—	—	—	(2)	—
Unrealized loss on derivative instruments, net of tax	—	—	—	(2)	—	(2)
Unrealized gain on investments, net of tax of $3 million	—	—	—	4	—	4

Balance at December 31, 2002	$—	$5	$1,090	$(17)	$578	$51

Capital contributions from Boeing(4)	—	—	173	—	—
Net income	—	—	—	—	106	$106
Unrealized gain on derivative instruments, net of tax	—	—	—	7	—	7

Balance at December 31, 2003	$—	$5	$1,263	$(10)	$684	$113

(1)
Preferred stock has no par value; 100,000 shares authorized: Series A; $5,000 stated value; no shares issued and outstanding at December 31, 2003 and 2002.

(2)
Balance represents $191 million of cash contributions from Boeing and $378 million of non-cash contributions from Boeing.

(3)
Balance represents $85 million of cash contributions from Boeing and $201 million of non-cash contributions from Boeing.

(4)
Balance represents $167 million of cash contributions from Boeing and $6 million of non-cash contributions from Boeing.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$106	$49	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	267	230	156
Net gain on disposal	(47)	(8)	(34)
Provision for losses	169	136	36
(Gain) loss on derivative instruments	(33)	7	(3)
Asset impairment and other related charges	122	100	—
Share-based plans expense	6	6	3
Benefit from deferred income taxes	166	251	206
Change in assets and liabilities:
Other assets	130	(22)	(39)
Accrued interest	(26)	(80)	(42)
Accounts payable and accrued expenses	29	30	34
Other liabilities	43	(30)	23
Accounts with Boeing and Boeing Capital Services Corporation	36	126	76
Other	(15)	(10)	(16)

	953	785	552

INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	124	19	9
Transfer of net assets from Boeing	—	(186)	(780)
Purchase of investments	(33)	(442)	(47)
Proceeds from available-for-sale investments	41	—	—
Proceeds from held-to-maturity investments	78	115	26
Purchase of equipment for operating leases	(791)	(711)	(896)
Proceeds from disposition of equipment and receivables	262	138	153
Collection of leases, notes and other receivables	747	848	848
Origination of leases, notes and other receivables	(1,220)	(2,257)	(2,641)

	(792)	(2,476)	(3,328)

FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	(73)	28	(608)
Intercompany debt issuance for transfer of net assets from Boeing	—	—	396
Proceeds from issuance of debt	1,034	2,775	3,916
Repayment of debt	(1,259)	(909)	(764)
Payment of cash dividends	—	(2)	(4)
Capital contributions from Boeing	167	85	191

	(131)	1,977	3,127

Net increase in cash and cash equivalents	30	286	351
Cash and cash equivalents at beginning of year	686	400	49

Cash and cash equivalents at end of year	$716	$686	$400

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of customer restructurings:
Decrease to financing leases	$92	$—	$—

Decrease to allowance for losses on receivables	$(50)	$—	$—

Addition of equipment under operating leases	$(84)	$—	$—

Assumption of debt	$42	$—	$—

Effect of joint venture consolidation:
Addition of equipment under operating leases	$(14)	$—	$—

Addition of equipment held for sale or re-lease	$(32)	$—	$—

Decrease to investments	$22	$—	$—

Addition of minority interest	$21	$—	$—

Purchase of investments	$—	$(5)	$—

Transfer of accounts with Boeing and Boeing Capital Services Corporation	$—	$92	$—

Transfer of receivables	$—	$(110)	$(379)

Assumption of debt	$—	$120	$36

Mark-to-market for derivatives on underlying debt	$(18)	$170	$28

Transfer of net assets from Boeing	$—	$(195)	$—

Capital contributions from Boeing and Boeing Capital Services Corporation	$6	$201	$378

        The following table represents the transfer of net assets from Boeing. In 2002, transfer of net assets from Boeing is comprised of cash transfers of $186 million and non-cash transfers of $195 million. There were no non-cash transfers of net assets from Boeing in 2003 or 2001.

	Years Ended December 31,
(Dollars in millions)
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE FOR TRANSFER OF NET ASSETS FROM BOEING:
Financing assets	$—	$(386)	$(943)
Allowance for losses on receivables	—	2	3
Accounts due from Boeing and Boeing Capital Services Corporation	—	(9)	16
Other liabilities	—	1	—
Deferred income taxes	—	11	144

Transfer of net assets from Boeing	$—	$(381)	$(780)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1—Organization and Summary of Significant Accounting Policies

        Organization    Boeing Capital Corporation (together with its subsidiaries, referred to as "us", "we", "our" or the "Company") is an indirect wholly owned subsidiary of The Boeing Company ("Boeing"). We were incorporated in Delaware in 1968 and provide equipment financing and leasing arrangements to a diversified range of customers and industries. At December 31, 2003, our primary operations included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services.

        In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing's major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and selectively providing financing to Boeing's Commercial Airplane customers. For our defense and space markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing's Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

        Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

        On January 15, 2004, we also announced that we intend to relocate our administrative operations currently in Long Beach, California to our headquarters in Renton, Washington. Our infrastructure is being consolidated in Renton to reduce cost, increase efficiency and improve productivity. Approximately 90 employees will be affected. The move is expected to be complete by September 2004.

        Principles of Consolidation    The accompanying consolidated financial statements include all of our accounts including those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have made certain reclassifications to the prior years' financial statements to conform to the 2003 presentation.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions could change as more information becomes available, which could impact the amounts reported and disclosed herein.

        Cash Equivalents    We consider all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 were $709 million and $682 million, respectively. At December 31, 2003 and 2002, we had classified as other assets restricted cash deposited with banks in interest bearing accounts of $37 million and $39 million, respectively, for specific lease rents and contractual purchase options related to certain aircraft leased by us under capital lease obligations and cash reserves related to the securitization.

        Portfolio    Our portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

          Direct Finance Leases    At lease commencement, we record the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred initial direct costs and unearned income ("net investment"). Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

          Leveraged Leases    Direct finance leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest ("net rental receivables"). The difference of the net rental receivables and the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

          Notes and Other Receivables    At note commencement, we record the note receivable and any unamortized discounts. Interest income is accrued and related discounts are amortized at a constant rate over the related term of the note. Impaired notes are notes on which we estimate we may not be able to collect all amounts due under the contractual terms, excluding insignificant delays and shortfalls. A specific impairment allowance is recorded for collateral dependent notes and other receivables based on the difference between the estimated net fair value of the collateral and the carrying value of the note and other receivables.

          Equipment Under Operating Leases, Net of Accumulated Depreciation    Equipment leased under operating leases is recorded at cost and depreciated over the lease term to an estimated residual or salvage value, on a straight-line basis. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease.

          Investments    We hold investments that are treated as "available-for-sale" securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are recorded at their fair values. Unrealized gains and losses are reported in accumulated other comprehensive income/loss, net of tax. Realized gains and losses are included in investment income.

          We also hold "held-to-maturity" securities, which include mandatorily redeemable preferred airline stock, enhanced equipment trust certificates ("EETCs") and equipment trust certificates ("ETCs"). We have the positive intent and ability to hold these investments to maturity and they are reported at amortized cost. Declines in the fair value of individual held-to-maturity securities below carrying value that are other than temporary result in write-downs through earnings to fair value as a new cost basis.

          Partnership and joint venture interests in which we do not have a controlling interest or a majority ownership are generally recorded using the equity method of accounting.

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

        Asset Valuation    We periodically assess the fair value of assets that we own, including equipment under operating leases and assets held for sale or re-lease, and collateral on receivables to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

        We use the average published fair value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, our judgment is based on the attributes of the specific aircraft or equipment to determine fair value, usually when the features or use of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

        Impairment Review for Equipment Under Operating Leases, Held for Sale or Re-lease    We review our equipment under operating leases, held for sale or re-lease for impairment when events or circumstances indicate, and no less than annually, that the carrying amount of these assets may not be recoverable. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the carrying value.

        We use various assumptions when determining the expected undiscounted cash flow of these assets. These assumptions include:

  •
  lease rates,

  •
  lease term(s),

  •
  periods in which the asset may be held in preparation for a follow-on lease,

  •
  maintenance costs,

  •
  remarketing costs, and

  •
  the remaining useful life of the asset.

        The determination of expected lease rates is generally based on outside publications. We use historical information and current economic trends to determine the remaining assumptions. When we determine that an asset is impaired, the amount of impairment loss is the excess of carrying value over fair value.

        Allowance for Losses on Receivables    The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

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

        We review the adequacy of the general allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or our internal credit reviews.

        For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are those published by Standard & Poor's reflecting both the customer credit rating and the weighted-average remaining contract term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio's credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions and prior loss experience.

        Lease Residual Values    Equipment under operating lease is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We perform periodic reviews of the estimated residual values and, for financing leases, recognize other than temporary impairments in the current period.

        Nonaccrual Receivables    Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income.

        Derivative Financial Instruments    As more fully described in Note 11, we use derivative financial instruments as part of our market risk management policy. The derivative instruments used include interest rate and foreign currency swaps, which are subject to hedge accounting determination. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option-type instruments based on option pricing models.

        Income Taxes    Our operations are included in the consolidated federal income tax return of Boeing. Boeing presently charges or credits us for taxes resulting from our operations. Intercompany payments are made when taxes are due or tax benefits are realized by Boeing based on the assumption, based on an informal arrangement, that taxes are due or tax benefits are realized up to 100% of the amounts forecasted by us, with the amounts varying from forecast settled in the year realized by Boeing.

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

Note 2—Relationship and Transactions With Boeing and Boeing Capital Services Corporation

Operating Agreement

        An operating agreement (the "Operating Agreement") governs certain important aspects of the relationship between us, Boeing Capital Services Corporation (an indirect wholly owned subsidiary of Boeing and our parent) and Boeing relating to the purchase and sale of commercial aircraft receivables, the leasing of commercial aircraft, the remarketing of aircraft returned to or repossessed by us under leases or secured loans and the allocation of federal income taxes between the companies.

        Under the Operating Agreement, subject to some exceptions, Boeing will make available to us the opportunity to provide financing of Boeing products including commercial aircraft. Additionally, under limited circumstances, we may tender to Boeing commercial aircraft that we are attempting to remarket, at a price equal to the fair market value of the aircraft less 5%.

Support Agreement

        On December 23, 2003, we entered into a support agreement (the "Support Agreement") with Boeing with these principal features:

  •
  Boeing will maintain 51% or greater ownership of us,

  •
  Boeing will make contributions to us, if needed, to the extent that our fixed-charge coverage would fall below 1.05-to-1, and

  •
  Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50 million.

        The Support Agreement may not be modified or terminated unless (a) two-thirds of the debtholders consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, nor is it directly enforceable against Boeing.

Federal Income Taxes

        Our operations are included in the consolidated federal income tax return of Boeing with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, Boeing will pay, or we will pay Boeing, as appropriate, an amount equal to the difference between the consolidated tax liability and Boeing's tax liability computed without consolidation with us. If, after Boeing pays us, Boeing incurs tax losses that may be carried back to the year for which those payments were made, we nevertheless will not be obligated to repay to Boeing any portion of these payments. Furthermore, we have been operating since 1975 under an informal arrangement, which has entitled us to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to us. This has been important in planning the volume of and pricing for our leasing activities. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized up to 100% of the amounts we forecast, with the amounts varying from forecast settled in the year realized by Boeing. There can be no assurances that this (and other) intercompany arrangement(s) will not change from time to time.

Intercompany Transactions

        Accounts with Boeing and Boeing Capital Services Corporation consisted of the following at December 31:

(Dollars in millions)	2003	2002
Notes payable to Boeing Capital Services Corporation	$(45)	$(60)
Federal income tax receivable	12	38
State income tax payable	(4)	(3)
Other receivables (payables)	(21)	3

	$(58)	$(22)

        We may borrow from Boeing Capital Services Corporation, and Boeing Capital Services Corporation may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, we had borrowings of $45 million and $60 million outstanding at December 31, 2003 and 2002, respectively. Boeing Capital Services Corporation had no borrowings outstanding at December 31, 2003 or 2002.

        We may borrow from Boeing, and Boeing and its subsidiaries may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, neither Boeing nor we had borrowings outstanding at December 31, 2003 or 2002.

        During 2003, 2002 and 2001, we recorded revenues from Boeing, exclusive of guarantees and subsidies, of $46 million, $31 million and $17 million, respectively.

        During 2002, we entered into an agreement with Boeing to purchase two used Boeing Business Jet aircraft from an unrelated third party. During 2003, we purchased two new Boeing Business Jet aircraft from Boeing. We manage these four assets under a head lease structure with Boeing, which has a concurrent sublease with a government customer. We maintain a firm commitment to fund an additional $54 million in aircraft upgrades. The commitments to fund the aircraft upgrades are included in our total financing commitments as described in Note 12.

        We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

        Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At December 31, 2003 and 2002, we were the beneficiary under $2.6 billion and $2.7 billion, respectively, of guarantees from Boeing. We recorded the following activity under the intercompany guarantee agreements:

	December 31,
(Dollars in millions)
	2003	2002	2001
Guarantees applied to income	$57	$61	$42
Guarantees applied to reduce net asset value of related aircraft	23	74	44

	80	135	86
Fees	(4)	(2)	(2)

Net guarantees received	$76	$133	$84

        For a period of time, Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the years ended December 31,

2003, 2002 and 2001, we recognized income of $49 million and $48 million and $7 million, respectively, under these subsidies.

        Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded additional charges of $65 million and $226 million for the years ended December 31, 2003 and 2002, related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

        We recognized new business volume of $1.7 billion and $2.7 billion for the years ended December 31, 2003 and 2002, respectively, related to our purchase of aircraft and equipment from Boeing.

        Boeing and Boeing Capital Services Corporation had unfunded aircraft financing commitments of $1.5 billion at December 31, 2003. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

  •
  up to $473 million may be funded in less than one year, and

  •
  an additional $912 million may be funded in one to three years, and

  •
  an additional $100 million may be funded in four to five years.

        We expect to ultimately fund a portion of these unfunded commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary to allow us to meet our underwriting and investment criteria.

Other Intercompany Transactions

        Substantially all employees of Boeing and its subsidiaries are members of defined benefit pension plans and insurance plans. Boeing also provides eligible employees the opportunity to participate in savings plans that permit both pre-tax and after-tax contributions. Executive compensation includes performance shares, options and other compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in operating expenses.

        We receive support services from Boeing and its subsidiaries. The charges for these services during 2003, 2002 and 2001 totaled $9 million, $6 million and $4 million, respectively. We also assist Boeing in arranging and structuring transactions to meet the financing needs of its commercial aircraft and space and defense customers. We received no compensation from other Boeing affiliates for services provided by us in 2003, 2002 and 2001.

Note 3—Portfolio Quality

	December 31,
(Dollars in millions)
	2003	2002
Receivables:
Financing leases	$4,297	$4,550
Notes and other receivables	3,106	2,878

	7,403	7,428
Equipment under operating leases, net of accumulated depreciation	4,092	3,506
Investments	475	517
Equipment held for sale or re-lease, net of accumulated depreciation	278	311

Total portfolio	$12,248	$11,762

Non-performing assets:
Nonaccrual receivables	$497	$171
Non-performing equipment under operating leases, net of accumulated depreciation	85	63
Equipment held for sale or re-lease, net of accumulated depreciation	278	311

	$860	$545

Ratio of nonaccrual receivables to total receivables	6.7%	2.3%
Ratio of total non-performing assets to total portfolio	7.0%	4.6%

        The increases in the above ratios are primarily due to the bankruptcy filing by Hawaiian Holding, Inc. ("Hawaiian"), as discussed further in Note 12.

        Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income. During 2003, we received cash and recorded income of $65 million and $41 million, respectively, on the December 31, 2003 non-performing assets.

        The following table summarizes our receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

	December 31,
(Dollars in millions)
	2003	2002
Receivables	$20	$2
Equipment under operating leases	21	19

	$41	$21

        For the year ended December 31, 2003, we received $8 million on these accounts.

Note 4—Investment in Receivables

        The investment in receivables at December 31 consisted of the following:

(Dollars in millions)	2003	2002
Investment in financing leases:
Direct finance leases	$4,121	$4,373
Leveraged leases	176	177

	4,297	4,550
Notes and other receivables	3,106	2,878

Total investment in financing leases and notes and other receivables	7,403	7,428
Less allowance for losses on receivables	(351)	(260)

	$7,052	$7,168

        The investment in direct finance leases at December 31 consisted of the following:

(Dollars in millions)	2003	2002
Minimum lease payments	$5,846	$6,323
Estimated residual value of leased assets	1,136	1,351
Unearned income and deferred initial direct cost	(2,861)	(3,301)

	$4,121	$4,373

        At December 31, 2003, financing lease receivables of $124 million, and equipment relating to these financing lease receivables of $52 million, were assigned as collateral to secure senior debt. Financing lease receivables of $192 million at December 31, 2003 relate to commercial aircraft leased by us under capital lease obligations.

        Under a financing lease agreement, we lease a DC-10-30 aircraft to Boeing, who in turn subleases it to an airline. This lease requires monthly rent payments of $0.4 million through April 14, 2004. At December 31, 2003 and 2002, the carrying amount of this aircraft was $8 million and $13 million, respectively.

        In November 2003, we financed an equipment upgrade for a B-737 on operating lease to Boeing. This arrangement requires monthly rent payments of $0.1 million through September 2007. At December 31, 2003, the carrying amount was $4 million.

        Boeing guarantees a substantial portion of the rental streams of various B-717 and MD-90 aircraft that were returned by the original lessee. In effect, Boeing became the lessee under these leases. At December 31, 2003 and 2002, the carrying amounts of aircraft effectively leased to Boeing were $84 million and $614 million, respectively. In 2002, Boeing announced that AirTran Holdings, Inc. ("AirTran") signed an agreement with us to lease the majority of these B-717 aircraft. The B-717 aircraft were delivered during 2003.

        The net investment in leveraged leases at December 31 consisted of the following:

(Dollars in millions)	2003	2002
Minimum lease payments	$1,141	$1,209
Less principal and interest payable on non-recourse debt	(541)	(574)

Net rental receivables	600	635
Estimated residual value	58	59
Unearned income and deferred initial direct cost	(482)	(517)

Investment in leveraged lease	176	177
Less deferred taxes from leveraged leases	(215)	(197)

	$(39)	$(20)

        The components of revenue from leveraged leases, after the effects of interest on non-recourse debt and other related expenses for the years ended December 31 were as follows:

(Dollars in millions)	2003	2002	2001
Lease income	$—	$4	$35
Less income tax expense	—	(1)	(13)

	$—	$3	$22

        On May 24, 2001, American Airlines, Inc. ("American") issued EETCs, and we received proceeds attributable to monetization of receivables associated with 32 MD-83 aircraft on lease to American. These borrowings of $538 million as of December 31, 2003, are non-recourse to us and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%. This transaction is accounted for as a leveraged lease, therefore, this debt balance is netted against the receivables.

        The investment in notes and other receivables at December 31 consisted of the following:

(Dollars in millions)	2003	2002
Principal	$3,096	$2,849
Accrued interest	17	37
Unamortized discount and deferred initial direct cost	(7)	(8)

	$3,106	$2,878

        At December 31, 2003, notes and other receivables of $53 million, and equipment relating to these notes and other receivables of $7 million, were assigned as collateral to secure senior debt.

        During 2001, we entered into a notes receivable agreement with Boeing for a Boeing Business Jet. At both December 31, 2003 and 2002, the carrying amount of this note was $23 million.

        Aggregate installments of minimum lease payments and principal payments on receivables at December 31, 2003 are contractually due or anticipated during each of the years ending December 31, 2004 to 2008 and thereafter as follows:

(Dollars in millions)	2004	2005	2006	2007	2008	Thereafter
Financing leases:
Direct finance leases	$517	$488	$481	$535	$412	$3,413
Leveraged leases	36	36	36	35	28	429
Notes and other receivables	338	336	329	306	258	1,529

	$891	$860	$846	$876	$698	$5,371

Note 5—Allowance for Losses on Receivables

        Allowance for losses on receivables were as follows for the years ended December 31:

(Dollars in millions)	2003	2002	2001
Allowance for losses on receivables at beginning of year	$260	$140	$136
Provision for losses	169	136	36
Write-offs, net of recoveries	(78)	(18)	(36)
Allowance transferred from Boeing and Boeing Capital Services Corporation	—	2	4

Allowance for losses on receivables at end of year	$351	$260	$140

        In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," we review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include a customer's extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

        The carrying amounts of impaired receivables are as follows at December 31:

(Dollars in millions)	2003	2002
Impaired receivables with specific impairment allowance(1)	$535	$146
Impaired receivables with no specific allowance(2)	1,171	1,221

	$1,706	$1,367

(1)
At December 31, 2003 and 2002, impaired receivables of $535 million and $146 million, respectively, had a specific impairment allowance for losses on receivables of $123 million and $50 million, respectively.

(2)
Of the $1,171 million and $1,221 million at December 31, 2003 and 2002, respectively, $1,076 million and $1,097 million, respectively, relate to the receivables from United Airlines ("United") secured by B-767s and B-777s. During the third quarter of 2003, we completed a restructuring of these receivables Although United is performing under the terms of the restructuring at December 31, 2003, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though it is performing under the restructured agreement, continues to be deemed impaired.

        The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

(Dollars in millions)	2003		2002
Allocated to specific reserves	$123	35.0%	$50	19.2%
Allocated for general purposes(1)	228	65.0	210	80.8

	$351	100.0%	$260	100.0%

(1)
The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

        At December 31, 2003, we were the beneficiary under $2.6 billion of guarantees, principally from Boeing, with respect to portfolio transactions totaling $4.4 billion (36.1% of our total portfolio), which mitigate our risk.

        The average recorded investment in impaired receivables was $1,758 million, $277 million and $155 million in 2003, 2002 and 2001, respectively. The amount of income recognized on these receivables during the period in which they were considered impaired was $113 million, $24 million and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively, of which, $116 million, $17 million and $4 million was recognized on a cash basis.

        In October 2003, Boeing announced the decision to end production of the B-757 program, with the final aircraft scheduled to be produced in late 2004. The aircraft will continue to be supported by Boeing. There are currently over 1,000 B-757 aircraft presently in service with approximately 125 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

        At December 31, 2003, $1.4 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.1 billion of passenger aircraft (30 aircraft at 11 operators). At December 31, 2003, we were the beneficiary under $428 million of guarantees from Boeing covering $497 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

        During the fourth quarter of 2003, Boeing lost a major B-717 sales campaign, thus increasing the possibility of B-717 program termination. Program continuity is dependent on the outcome of Boeing's current sales campaigns. At December 31, 2003, $2.2 billion of our portfolio was collateralized by B-717 aircraft. At December 31, 2003, we were the beneficiary under $1.5 billion of guarantees from Boeing covering $2.1 billion of our portfolio. While we continue to believe in the utility and marketability of the B-717, we are unable to predict how an ending of B-717 production, as well as overall market conditions, would impact B-717 values and rental rates. Should the B-717 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

        Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 6—Equipment Under Operating Leases, Net of Accumulated Depreciation

        Equipment under operating leases, net of accumulated depreciation consisted of the following at December 31:

(Dollars in millions)	2003	2002
Commercial aircraft	$3,729	$3,078
Executive aircraft	749	723
Marine vessels	64	94
Railroad	49	—
Food processing equipment	45	45
Containers and Chassis	30	—
Machine tools and production equipment	27	19
Mining	9	—
Highway vehicles	8	31
Construction equipment	7	26
Other	12	7

	4,729	4,023
Accumulated depreciation	(637)	(517)

	$4,092	$3,506

        At December 31, 2003, future minimum rentals scheduled to be received under the noncancelable portion of operating leases are as follows: 2004, $515 million; 2005, $488 million; 2006, $423 million; 2007, $356 million; 2008, $297 million; 2009 and thereafter, $1,221 million.

        At December 31, 2003, equipment under operating leases of $293 million, including projected future cash flows of $9 million, were assigned as collateral to secure senior debt. Equipment under operating leases of $135 million at December 31, 2003 relates to commercial aircraft leased by us under capital lease obligations.

        Included in equipment under operating lease balances are $71 million and $40 million at December 31, 2003 and 2002, respectively, of leases that generate contingent rentals, which are recorded in income as received. We recognized income of $16 million on these assets for the year ended December 31, 2003. Income recognized on these assets for the year ended December 31, 2002 was not significant.

Note 7—Investments

        The following table shows the impact of investments we accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We record available-for-sale securities in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as a reduction to investment income. We record held-to-maturity securities at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as a reduction to investment income.

        Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of our securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, we request spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels and certain benchmark interest rates are selected using similar public securities, senior classes in the transaction or other relevant pricing information as marketplace proxies for our non-trading securities. Using this methodology, our estimate of fair value for the EETCs may be less than our estimate of the current value of the collateral supporting the EETCs.

        Available-for-sale and held-to-maturity investments at December 31, 2003 and 2002 consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2003
Available-for-Sale:
Debt	$20		$1	$—	$21
Held-to-Maturity:
Debt(1)(3)	453	(2)	—	(57)	396

	$473		$1	$(57)	$417

2002
Available-for-Sale:
Equity	$3		$—	$—	$3
Debt	4		—	—	4
Held-to-Maturity:
Debt(1)	490		—	(239)	251

	$497		$—	$(239)	$258

(1)
Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)
Related to the $453 million at December 31, 2003, we had $10 million in guarantees from Boeing and $6 million in guarantees from a third party.

(3)
These debt securities have been in a continuous unrealized loss position for 12 months or longer.

        At December 31, 2003, our held-to-maturity investments included $412 million of investments in several ETCs and EETCs. These ETCs and EETCs are financing arrangements that are secured by pools of aircraft that are regularly utilized by airlines to finance aircraft. Approximately $400 million of these investments were completed in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the strength of the underlying collateral to the securities, the duration of the maturity, and both internal and third-party credit reviews and analyses of the counter parties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

        At December 31, 2003, our held-to-maturity investments also included $41 million of investments in preferred stock that has been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the duration of the maturity, and both internal and third-party credit reviews and analyses of the issuers. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities.

        At December 31, 2003 and 2002, available-for-sale and held-to-maturity investments totaled $474 million and $497 million, respectively, of which none were considered investment grade securities.

        At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss, net of tax. As of December 31, 2003, $3 million of that $20 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

        At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss, net of tax. As of December 31, 2003, $3 million of that $6 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

        At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

        At December 31, 2003, maturities of debt investments were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$20	$21	$324	$284
Due from six to ten years	—	—	60	51
Due after ten years	—	—	69	61

	$20	$21	$453	$396

        We also had a 50% interest with ATA Holdings Corp. ("ATA") in BATA Leasing, LLC ("BATA") with a carrying value of $19 million at December 31, 2002. Our investment in BATA was recorded in investments on the consolidated balance sheets and accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA, LLC agreement was finalized by ATA and us, which gave us control in the management of the business and affairs of BATA. As a result, BATA is now consolidated. The purpose of BATA is to convert 23 B-727 passenger aircraft to full cargo configuration and then re-lease these aircraft.

Note 8—Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-Lease

        We review these assets for potential impairment when events or circumstances indicate, and no less than annually, that the carrying amount of these assets may not be recoverable. In 2003, we reviewed all aircraft and equipment held for sale or re-lease and under operating leases. We updated our review quarterly for those assets with carrying amounts in excess of fair value where known events or circumstances may indicate impairment. We recognize an impairment loss for assets under operating lease or held for re-lease when the expected undiscounted cash flow over the remaining useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

        When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the years ended December 31, 2003 and 2002, we recorded pre-tax non-cash charges totaling $96 million and $31 million, respectively, to record impairments of portfolio assets as a result of continued declines in market values and projected future rents for aircraft and equipment.

        See Note 5 for a discussion on the B-757 and B-717 programs.

Note 9—Income Taxes

        The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

(Dollars in millions)	2003	2002	2001
Current:
Federal	$(133)	$(230)	$(127)
State	3	2	7

	(130)	(228)	(120)
Deferred:
Federal	166	251	206

	$36	$23	$86

        Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

(Dollars in millions)	2003	2002
Deferred tax assets:
Allowance for losses	$158	$124
Other	57	23

	215	147

Deferred tax liabilities:
Leased assets	(1,420)	(1,194)
Other	(43)	(34)

	(1,463)	(1,228)

	(1,248)	(1,081)
Deferred tax on other comprehensive income	6	8

Net deferred tax liability	$(1,242)	$(1,073)

        Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

(Dollars in millions)	2003		2002		2001
Tax computed at federal statutory rate	$50	35.0%	$25	35.0%	$83	35.0%
State income taxes, net of federal tax benefit	2	1.8	1	1.8	5	2.1
Foreign sales corporation/extraterritorial income tax benefit	(16)	(11.4)	(3)	(4.9)	(2)	(1.0)

	$36	25.4%	$23	31.9%	$86	36.1%

        We are currently under examination by the Internal Revenue Service ("IRS") for the tax years 1998 through 2001. The outcome of the IRS audit is not expected to have a material adverse effect on our financial condition, cash flows or results of operations.

        We had income tax receipts from Boeing of $157 million, $248 million and $199 million in 2003, 2002 and 2001, respectively. We paid income tax payments to or had (receipts) from other federal, state and foreign tax agencies of $1 million, ($1) million and $4 million in 2003, 2002 and 2001, respectively.

Note 10—Debt and Credit Agreements

        Debt consisted of the following at December 31:

(Dollars in millions)	2003	2002
Senior debt:
Commercial paper	$—	$73
Variable rate (three-month LIBOR plus 0.06%) note due 2012	5	5
4.75% note due 2008	504	—
5.65% note due 2006	1,032	1,041
5.75% note due 2007	749	748
5.80% note due 2013	610	617
6.10% note due 2011	774	781
6.50% note due 2012	759	766
7.10% note due 2005	499	499
7.375% note due 2010	544	549
2.02%-3.41% Euro medium-term note due 2004	61	51
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	43	44
13.84%-14.28% non-recourse notes due through 2003, including a premium based on an imputed interest rate of 6.10%	—	6
5.02%-5.79% non-recourse notes due through 2013	41	—
3.15%-6.75% retail medium-term notes due through 2017	874	487
1.38%-7.64% medium-term notes due through 2023	2,240	3,113
1.69% secured debt, proceeds of securitization due through 2009(1)	89	299
1.71%-7.35% capital lease obligations due through 2015	329	362

	9,153	9,441

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4

	24	24

	$9,177	$9,465

(1)
This debt was paid in full in January 2004.

        At December 31, 2003 and 2002, borrowings under commercial paper, totaling zero and $73 million, respectively, were supported by available undrawn commitments under Boeing's revolving credit lines.

        As of November 21, 2003, Boeing made $750 million of its five-year revolving credit line expiring in 2008 exclusively available to us. This is in addition to $1.25 billion of Boeing's $2.5 billion 364-day revolving credit line, which is exclusively available to us. At December 31, 2003, there were no amounts outstanding under these agreements.

        The following table includes data on commercial paper at December 31:

(Dollars in millions)	2003		2002
Weighted average effective interest rate at year end	N/M	(1)	1.63%
Maximum amount outstanding at any month end	$—		$631
Average amount outstanding during the year	$3		$258
Weighted average effective interest rate for issuances during the year(2)	N/M	(1)	2.81%

(1)
This statistic is not meaningful for 2003 as we only had outstanding short-term debt in January 2003.

(2)
Includes the cost of the backup credit facilities. Due to the limited use of the commercial paper program during 2002, the cost of the backup credit facilities increased the weighted average effective interest rate from 1.92% to 2.81%.

        On February 16, 2001, we filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission ("SEC"), which was declared effective on February 26, 2001. Effective October 31, 2001, we allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of December 31, 2003, an aggregate amount of $402 million remains available under the Series XI medium-term note program for potential debt issuance.

        On February 22, 2002, we filed a public shelf registration of $5.0 billion of debt securities with the SEC, which was declared effective on March 4, 2002. We allocated $1.0 billion to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of $1,000. As of December 31, 2003, an aggregate amount of $3 billion (which includes $119 million of retail medium-term notes) remains available for potential debt issuance.

        On June 6, 2002, we established a $1.5 billion Euro medium-term note program. As of December 31, 2003, an aggregate amount of $1.4 billion remains available for potential debt issuance.

        Maturities of debt and capital lease obligations during the years ending December 31 are as follows:

(Dollars in millions)	Debt	Capital Leases
2004	$996	$49
2005	1,014	53
2006	1,197	75
2007	1,273	58
2008	711	24
2009 and thereafter	3,657	70

	$8,848	$329

        The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2003, as well as during the year, we were in compliance with these and all our debt covenants.

        Interest payments were $451 million, $398 million and $267 million in 2003, 2002 and 2001, respectively. Of these amounts, $4 million, $5 million and $2 million was paid to Boeing and Boeing Capital Services Corporation for the respective years.

Note 11—Derivative Financial Instruments

        We account for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

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

        We use interest rate swap agreements and interest exchange agreements to manage interest costs and risks associated with changing interest rates. We believe that these derivative instruments we hold present no market rate risk, as the interest rate swaps are matched with specific debt and capital lease obligations. Additionally, we use cross currency swaps to manage our exposure to foreign currency exchange risk. At December 31, 2003, we had the following outstanding:

Hedged Item (Hedged by)

(Dollars in millions)	Contract Maturity	Notional Principal(1)		Receive Rate	Pay Rate
Capital lease obligations (Swap)	2006-2008	$186	(2)	Floating(3)	6.65%-7.60%
Capital lease obligations (IEA(4))	2006-2008	186	(2)	8.0%-8.5%	Floating(3)
Medium-term notes (Swap)	2004-2009	142		Floating(3)	4.10%-5.24%
Medium-term notes (Cross currency swap)	2004	60		0.5%-3.44%	2.02%-3.41%
Senior notes (Swap)	2006-2013	1,950		4.75%-7.38%	Floating(3)
Internotes (Swap)	2017	39		6.65%-6.75%	Floating(3)

(1)
Represents absolute value of notional principal.

(2)
Represents interest rate swaps and interest exchange agreements that hedge the same underlying capital lease obligations.

(3)
Floating rates are based on LIBOR and the Treasury Bill rate.

(4)
Interest Exchange Agreement

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

        For the years ended December 31, 2003 and 2002, we recorded $13 million and $5 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. For the years ended December 31, 2003 and 2002, we recorded $1 million and $8 million, respectively, of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

Cash Flow Hedges

        The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of December 31, 2003 and 2002, we recorded net unrecognized losses of $3 million ($2 million net of tax) and $9 million ($6 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

        For the years ended December 31, 2003 and 2002, unrealized gains (net of tax) of $0.3 million and unrealized losses (net of tax) of $1 million, respectively, included in accumulated other comprehensive income/loss were reclassified to interest expense (for interest rate swaps) or other expense (for cross currency swaps). During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $0.3 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

        We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of December 31, 2003 and 2002, we recorded net losses of $1.4 million ($0.9 million net of tax) and $2 million ($1 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the years ended December 31, 2003 and 2002, the interest exchange agreements resulted in losses of $10 million and gains of $7 million, respectively, and the related interest rate swaps resulted in gains of $8 million and losses of $9 million, respectively. For the years ended December 31, 2003 and 2002, unrealized losses (net of tax) of $1 million each from accumulated other comprehensive income/loss and gains of $3 million and $4 million, respectively, from the basis adjustment to underlying liabilities was amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $0.4 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

        During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9 million. As of December 31, 2002, the conversion feature of the convertible notes was reflected in other assets at a fair value of $1 million. As of December 31, 2003 and 2002, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $8 million and $4 million, respectively. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million. For the years ended December 31, 2003 and 2002, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in an addition to other income of $26 million and a reduction to other income of $8 million, respectively.

Note 12—Commitments and Contingencies

Litigation

        Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Restructuring Requests

        United accounted for $1.2 billion (9.5% and 10.1%) of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interests in five B-757s. As of December 31, 2003, United was our second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United's aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, as of September 30, 2003, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of December 31, 2003, United was current on all of its obligations related to these 20 aircraft.

        United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United's emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which terms are generally less favorable to United. United would retain its rights under Chapter 11 to return our aircraft in the event of a reversion to the original lease and loan terms.

        ATA accounted for $743 million and $611 million (6.1% and 5.2%) of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA preferred stock with a face amount of $50 million. On November 20, 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA was obligated to meet certain requirements as a condition for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements in January 2004.

        Based on our current assessment of the financial condition of ATA, which takes into account factors such as the successful exchange offering of its publicly traded debt, we believe it is probable that we will collect under the terms of our investment in ATA preferred stock. We have therefore concluded that no other-than-temporary impairment is warranted for this preferred stock investment. We will continue to review ATA's financial condition and our expectation of collecting under the terms of our investment in ATA's preferred stock.

        Hawaiian accounted for $509 million and $479 million (4.2% and 4.1%) of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the Hawaiian portfolio primarily consisted of 12 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, we have reached an agreement releasing Hawaiian from its obligation to take delivery of a new B-767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Similarly, we agreed to permit Hawaiian to return two B-717s leased by us. We have arranged for these B-717s to be leased to a third party. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flow or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

        Viacao Aerea Rio-Grandense ("VARIG") accounted for $424 million and $452 million (3.5% and 3.8%) of our total portfolio at December 31, 2003 and 2002, respectively. At December 31, 2003, the VARIG portfolio consisted of two B-737s and nine MD-11s. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering approximately $323 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows or financial position.

        We have reviewed our obligations due from our customers for collectibility and have established specific or general allowances as we deemed necessary. In addition to the customers discussed above, some other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows or financial position.

Outstanding Funding Commitments

        In addition to Boeing and Boeing Capital Services Corporation's unfunded aircraft financing commitments discussed in Note 2, we had commitments to provide leasing and other financing totaling $105 million at December 31, 2003. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

  •
  up to $105 million may be funded in less than one year.

        At December 31, 2003, we were subject to maximum guarantor obligations of $152 million; however, $7 million of that amount has been indemnified by Boeing and is included in the amount guaranteed by Boeing as discussed in Note 2. Guarantor obligations are primarily comprised of residual value and other guarantees provided by us. Losses, if any, related to this exposure, net of collateral, are not expected to have a material adverse effect on our earnings, cash flows or financial position.

        Our headquarters is located in Renton, Washington, with a principal office located in Long Beach, California, eight domestic regional marketing offices and five international offices. Rent expense for office leases under operating lease agreements was $3 million, $2 million and $2 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the minimum future rental commitments under these noncancelable leases payable over the remaining lives of the leases aggregated $6 million and are due as follows: less than one year, $3 million; and one to three years, $3 million.

Note 13—Off-Balance Sheet Arrangements

        We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

        The following table provides quantitative data regarding our third party guarantees. The maximum potential payment amounts represent a "worst-case scenario," and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying amount of liabilities recorded on the consolidated balance sheets reflects our best estimate of future payments we may be required to make as part of fulfilling our guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities(2)
December 31, 2003
Residual value guarantees	$120	$119	$4
Credit guarantees	25	25	—
Delinquency guarantees(1)	7	—	—

	$152	$144	$4

December 31, 2002
Residual value guarantees	$90	$90	$1
Credit guarantees	25	25	—
Delinquency guarantees(1)	7	—	—

	$122	$115	$1

(1)
This amount is indemnified by Boeing.

(2)
Amounts included in other liabilities.

        We have issued various residual value guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft, and expire within the next 13 years.

        We have issued credit and deficiency guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments. Current outstanding credit and deficiency guarantees expire within the next nine years.

Material Variable Interests in Unconsolidated Entities

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of variable interest entities ("VIEs"). FIN 46 requires identification of our participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB revised and re-released FIN 46 as "FIN 46(R)." The provisions of FIN 46(R) are effective beginning in first quarter 2004, however we elected to early adopt FIN 46(R) as of December 31, 2003.

        Our investments in ETCs, EETCs and special purpose entities ("SPEs") continue to be included in the scope of FIN 46(R), but do not require consolidation. However, we will continue to make certain disclosures about these entities, as required by FIN 46(R).

        Airlines regularly utilize an SPE called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common forms of pass-through certificates issued by airlines are ETCs and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains: to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor. We are also an investor in entities engaged in financing arrangements with third parties and are accounting for these investments under the equity method.

        We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. We also use other SPEs that are fully consolidated in our financial statements. Both SPE arrangements are used for other business reasons, including:

  •
  to isolate individual transactions for legal liability or tax purposes, or

  •
  to perfect security interests for us as well as, in some cases, that of third-party lenders in certain leveraged lease transactions.

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

        Our receivables from these SPEs and investment in ETCs and EETCs aggregated $633 million at December 31, 2003, which represents our maximum exposure to economic loss. During the year ended December 31, 2003, we recorded revenues of $56 million and had cash inflows of $155 million relating to these investments. At December 31, 2003, the VIEs in which we had invested had total assets of approximately $6.4 billion and related debt (which is non-recourse to us) of approximately $5.8 billion.

        Included in the portfolio balances are $201 million and $378 million at December 31, 2003 and 2002, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 14—Fair Value of Financial Instruments

        The following information is required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Using market information and valuation methodologies, such as discounted cash flows, we have determined the estimated fair value amounts of our financial instruments. The estimates are not necessarily indicative of the amounts we could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

        Interest Rate Swaps and Other Derivative Instruments    The fair values of our interest rate swaps and other derivative instruments are based on quoted market prices of comparable instruments.

        Indebtedness    The fair values of debt, excluding capital lease obligations, are estimated according to public quotations or discounted cash flow analysis, which are based on current incremental borrowing rates for similar types of borrowing arrangements. Our debt is generally not callable until maturity.

        Accounts Payable and Accrued Interest    The carrying amounts of accounts payable and accrued interest approximate their fair values.

        Financing Commitments and Guarantees    It is not practicable to estimate the fair value of our future financing commitments and guarantees, as there is not a market for these future commitments or guarantees. For residual value, credit and other guarantees where we are the guarantor, the present value of the expected liability has been used to approximate fair value.

        The notional amounts, carrying amounts and estimated fair values of our financial instruments at December 31 were as follows:

	2003 Assets (Liabilities)			2002 Assets (Liabilities)
(Dollars in millions)	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents		$716	$716		$686	$686
Notes and other receivables		3,106	2,839		2,878	3,182
Investments		475	417		499	258
Interest rate swaps	$2,234	96	96	$1,713	156	156
Other derivative instruments		8	8		4	4
Firm commitments		—	—		22	22
LIABILITIES
Debt:
Senior, excluding capital lease obligations		(8,706)	(9,348)		(8,901)	(9,455)
Subordinated		(24)	(25)		(24)	(26)
Accounts payable		(23)	(23)		(16)	(16)
Accrued interest, excluding capital lease obligations		(130)	(130)		(108)	(108)
Interest rate swaps	(328)	(17)	(17)	(843)	(56)	(56)
OFF-BALANCE SHEET INSTRUMENTS
Commitments to extend credit	(105)			(611)
Guarantees to us on portfolio assets	2,623			2,725
Guarantor obligations from us	(152)	(4)	(15)	(122)	(1)	(4)

Note 15—Concentration of Risk

        The following table includes our five largest customers at December 31, 2003, with their related balances at December 31, 2002:

	2003		2002
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,483	12.1%	$1,069	9.1%
United	1,159	9.5	1,190	10.1
American	861	7.0	381	3.2
ATA	743	6.1	611	5.2
Hawaiian	509	4.2	479	4.1
Other	7,493	61.1	8,032	68.3

	$12,248	100.0%	$11,762	100.0%

        In 2003 and 2001, a single Aircraft Financial Services customer accounted for more than 10% of our revenues. In 2002, no customer accounted for more than 10% of our revenues.

        Revenues from customers by geographic region for the past three years ended December 31 were as follows:

(Dollars in millions)	2003	2002	2001
United States	$798	$622	$495
Latin America and Caribbean	117	139	121
Europe	144	123	102
Asia	137	94	79
Others	24	16	18

	$1,220	$994	$815

        We generally hold title to all leased assets and generally have a perfected security interest in the assets financed through note and loan arrangements. At December 31, 2003 and 2002, we assigned perfected security interests in $99 million and $278 million, respectively, of portfolio assets pledged as collateral for a secured borrowing transaction.

Note 16—Segment Information

        Our primary operations at December 31, 2003 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. Other is comprised of Space and Defense Financial Services.

        On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

        We evaluate the performance of our reporting segments based on results of operations. Information about our operations in our financial reporting segments for the past three years ended December 31 is summarized as follows:

(Dollars in millions)	2003	2002	2001
Revenues:
Aircraft Financial Services	$975	$751	$586
Commercial Financial Services	229	234	228
Other	16	9	1

	$1,220	$994	$815

Interest expense (allocated):
Aircraft Financial Services	$352	$316	$243
Commercial Financial Services	84	91	80
Other	6	3	1

	$442	$410	$324

Depreciation expense:
Aircraft Financial Services	$208	$174	$112
Commercial Financial Services	48	47	38
Other	5	2	—

	$261	$223	$150

Income (loss) before provision for income taxes:
Aircraft Financial Services	$88	$31	$179
Commercial Financial Services	51	40	60
Other	3	1	(1)

	$142	$72	$238

        Our portfolio assets by segment at December 31 were as follows:

(Dollars in millions)	2003	2002
Aircraft Financial Services
Financing leases	$3,573	$3,670
Notes and other receivables	2,321	1,964
Equipment under operating leases, net of accumulated depreciation	3,216	2,672
Investments	475	517
Equipment held for sale or re-lease, net of accumulated depreciation	232	288

	9,817	9,111

Commercial Financial Services
Financing leases	724	880
Notes and other receivables	750	875
Equipment under operating leases, net of accumulated depreciation	729	760
Equipment held for sale or re-lease, net of accumulated depreciation	46	23

	2,249	2,538

Other	182	113

	$12,248	$11,762

        The total assets by segment at December 31 were as follows:

(Dollars in millions)	2003	2002
Aircraft Financial Services	$10,254	$9,761
Commercial Financial Services	2,372	2,678
Other	210	124

	$12,836	$12,563

Note 17—Quarterly Financial Information (Unaudited)

	Three Months Ended
(Dollars in millions)
	March 31	June 30	September 30	December 31
2003
Revenues	$283	$287	$344	$306
Income (loss) before provision for income taxes	(113)	72	107	76
Net income (loss)	(64)	47	64	59
2002
Revenues	$228	$255	$235	$276
Income (loss) before provision for income taxes	66	73	(93)	26
Net income (loss)	42	47	(57)	17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

        The aggregate fees billed by Deloitte & Touche LLP, our independent auditors, in fiscal years 2003 and 2002 were as follows:

	Fees
Services Rendered (Dollars in millions)
	2003	2002
Audit fees(1)	$1.4	$1.2
Audit-related fees(2)	0.2	0.2
Tax fees(3)	0.1	0.1

Total fees	$1.7	$1.5

(1)
For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q for fiscal years 2003 and 2002, fees for issuance of comfort letters and consents related to SEC filings and other statutory audits.

(2)
For accounting consultations.

(3)
For tax services for non-U.S. tax compliance and planning and corporate tax software.

        Boeing's Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of the independent auditor to Boeing and us. The Audit Committee of Boeing serves the audit committee function for us.

        Boeing's Audit Committee reviews and pre-approves both audit and non-audit services provided by the independent auditor.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page Number in Form 10-K
(a)	1.	Financial Statements:
		Independent Auditors' Report	42
		Consolidated Balance Sheets at December 31, 2003 and 2002	43
		Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	44
		Consolidated Statements of Shareholder's Equity and Comprehensive Income at December 31, 2003 and 2002	45
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	46
		Notes to Consolidated Financial Statements	48
  2.
  Financial Statement Schedule:

    None.

  3.
  Exhibits:

3.1	Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to our Form 10-K for the year ended December 31, 1993.
3.2	Amendment to Certificate of Incorporation of the Company dated August 11, 1997, incorporated herein by reference to Exhibit 3(i) to our Form 10-Q, for the period ended June 30, 1997.
3.3	By-Laws of the Company, as amended to date, incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 1993.
4.1
First Supplemental Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-58989).
4.2
Subordinated Indenture, dated as of June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-26674).
4.3
First Supplemental Subordinated Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, as successor Trustee to Bankers Trust Company of California, N.A., incorporated herein by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 33-58989).
4.4	Indenture, dated as of April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).
4.5	Senior Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).
4.6	Subordinated Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.7	Form of Series IX Senior Medium-term Note, incorporated herein by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 33-31419).
4.8	Form of Series IX Senior Federal Funds Medium-term Note, incorporated herein by reference to Exhibit 4(d) of our Form 8-K dated May 16, 1995.
4.9	Form of Series IX Subordinated Medium-term Note, incorporated herein by reference to Exhibit 4(d) to our Form S-3 Registration (File No. 33-31419).
4.10	Form of Series X Senior Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).
4.11	Form of Series X Senior Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).
4.12	Form of Series X Subordinated Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 33-58989).
4.13	Form of Series X Subordinated Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 33-58989).
4.14	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).
4.15	Form of Series X Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-37635).
4.16	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).
4.17	Form of Series X Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 333-37635).
4.18	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).
4.19	Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 333-82391).
4.20	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).
4.21	Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-82391).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.
10.1	Amended and Restated 364-Day Credit Agreement, dated November 21, 2003, between Boeing and the banks listed therein.
10.2	Borrower Subsidiary Letter relating to the 364-Day Credit Agreement, dated November 21, 2003, from Boeing and us to the banks listed therein.
10.3	Five-Year Credit Agreement, dated as of November 21, 2003, between Boeing and the banks listed therein.

10.4	Borrower Subsidiary Letter relating to the Five-Year Credit Agreement, dated as of November 21, 2003, from Boeing and us to the banks listed therein.
10.5	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated as of November 21, 2003, between Boeing and us.
10.6
Operating Agreement, dated as of September 13, 2000, by and between us, Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 19, 2000.
10.7
Operating Agreement, dated as of September 13, 2000, by and between Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2000.
10.8	Support Agreement, dated as of December 23, 2003, by and between us and Boeing, incorporated herein by reference to Exhibit 99.1 to our Form 8-K filed December 24, 2003.
12	Computation of Ratio of Earnings to Fixed Charges.
23.1	Independent Auditors' Consent.
31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(b)
Reports on Form 8-K

1.
Form 8-K dated October 29, 2003, for the purpose of disclosing information relating to Boeing Capital Corporation that was contained in The Boeing Company's press release of third quarter 2003 financial results, dated October 29, 2003.

2.
Form 8-K dated November 13, 2003, for the purpose of disclosing information relating to Boeing Capital Corporation that was contained in The Boeing Company's press release on the appointment of Walter E. Skowronski as the new president of Boeing Capital Corporation and the plan to refocus the strategic direction of Boeing Capital Corporation dated November 12, 2003.

3.
Form 8-K dated November 25, 2003, for the purpose of disclosing that Boeing Capital Corporation may remove Michael M. Sears as Chairman of the Board of Directors and Director of Boeing Capital Corporation as a result of the events contained in The Boeing Company's press release dated November 24, 2003.

4.
Form 8-K dated December 18, 2003, for the purpose of disclosing our expectation to enter into a support agreement with The Boeing Company.

5.
Form 8-K dated December 24, 2003, for the purpose of disclosing the support agreement that Boeing Capital Corporation and The Boeing Company entered into on December 23, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOEING CAPITAL CORPORATION
March 4, 2004	/s/ STEVEN W. VOGEDING Steven W. Vogeding Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. BELL James A. Bell	Chairman and Director	March 4, 2004
/s/ JAMES C. JOHNSON James C. Johnson	Director	March 4, 2004
/s/ PAUL KINSCHERFF Paul Kinscherff	Director	March 4, 2004
/s/ WALTER E. SKOWRONSKI Walter E. Skowronski (Principal Executive Officer)	President and Director	March 4, 2004
/s/ STEVEN W. VOGEDING Steven W. Vogeding (Principal Financial Officer)	Vice President and Chief Financial Officer	March 4, 2004
/s/ JILL C. RICHLING Jill C. Richling (Principal Accounting Officer)	Controller	March 4, 2004

QuickLinks

Table of Contents
Part I
  Item 1. Business
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES