Form 10-Q
period 2004-03-31
BOEING CAPITAL CORP
filed 2004-04-28
CIK 711513

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as de  fined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 28, 2004:  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Table of Contents

Part I

Financial Information

Item 1.

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Narrative Analysis of Results of Operations

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I

Item 1.  Financial Statements

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$354	$716
Receivables:
Financing leases	4,189	4,297
Notes and other receivables	3,232	3,106
	7,421	7,403
Allowance for losses on receivables	(351)	(351)
	7,070	7,052

Equipment under operating leases, net of accumulated depreciation	4,085	4,092
Investments	453	475
Equipment held for sale or re-lease, net of accumulated depreciation	253	278
Other assets	236	223
	$12,451	$12,836

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$75	$156
Other liabilities	226	249
Accounts due to Boeing and Boeing Capital Services Corporation	97	58
Deferred income taxes	1,249	1,242
Debt:
Senior	8,772	9,153
Subordinated	24	24
	10,443	10,882

Commitments and contingencies – Note 8

Minority interest	11	12

Shareholder’s equity:
Common stock - $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,265	1,263
Accumulated other comprehensive loss, net of tax	(13)	(10)
Income retained for growth	740	684
	1,997	1,942
	$12,451	$12,836

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
REVENUES
Finance lease income	$72	$77
Interest income on notes receivable	57	54
Operating lease income	130	125
Investment income	10	11
Net gain on disposal	26	—
Other	12	16
	307	283

Equity in loss from joint venture	—	(1)
	307	282
EXPENSES
Interest expense	103	111
Depreciation expense	67	63
Provision for losses	9	140
Operating expenses	18	16
Asset impairment expense	13	42
Other	11	23
	221	395

Minority interest	1	—
Income (loss) before provision (benefit) for income taxes	87	(113)
Provision (benefit) for income taxes	31	(49)
Net income (loss)	$56	$(64)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions, except stated value)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Income Retained for Growth	Comprehensive Income
Balance at December 31, 2002	$5	$1,090	$(17)	$578	$51
Capital contributions from Boeing and Boeing Capital Services Corporation (1)	—	173	—	—
Net income	—	—	—	106	$106
Unrealized gain on derivative instruments, net of tax	—	—	7	—	7
Balance at December 31, 2003	$5	$1,263	$(10)	$684	$113
Capital contributions from Boeing and Boeing Capital Services Corporation (2)	—	2	—	—
Net income	—	—	—	56	$56
Unrealized loss on derivative instruments, net of tax	—	—	(1)	—	(1)
Unrealized loss on investments, net of tax	—	—	(2)	—	(2)
Balance at March 31, 2004	$5	$1,265	$(13)	$740	$53

(1)	Balance represents $167 million of cash contributions from Boeing and Boeing Capital Services Corporation and $6 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.
(2)	Balance represents $2 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.

The Company has authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at March 31, 2004 and December 31, 2003.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$56	$(64)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	69	64
Net gain on disposal	(26)	—
Provision for losses	9	140
(Gain) loss on derivative instruments	(3)	4
Asset impairment and other related charges	13	63
Share-based plans expense	2	2
Benefit (provision) from deferred income taxes	7	(55)
Change in assets and liabilities:
Other assets	37	14
Accrued interest	9	(26)
Accounts payable and accrued expenses	(81)	(59)
Other liabilities	(24)	(13)
Accounts with Boeing and Boeing Capital Services Corporation	39	10
Other	1	—
	108	80
INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	(12)	69
Purchase of investments	(10)	—
Proceeds from available-for-sale investments	21	—
Proceeds from held-to-maturity investments	19	19
Purchase of equipment for operating leases	(92)	(158)
Proceeds from disposition of equipment and receivables	111	4
Collection of leases, notes and other receivables	118	209
Origination of leases, notes and other receivables	(193)	(217)
	(38)	(74)
FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	—	(73)
Proceeds from issuance of debt	—	46
Repayment of debt	(432)	(66)
Capital contributions from Boeing and Boeing Capital Services Corporation	—	84
	(432)	(9)
Net decrease in cash and cash equivalents	(362)	(3)
Cash and cash equivalents at beginning of year	716	686
Cash and cash equivalents at end of period	$354	$683

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mark-to-market for derivatives on underlying debt	$48	$(19)
Capital contributions from Boeing and Boeing Capital Services Corporation	$2	$2

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1 – General

Boeing Capital Corporation (together with its subsidiaries, referred to as “us”, “we”, “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, that are necessary to present fairly the consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and comprehensive income and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003, which contains the latest available audited consolidated financial statements and notes.

We are a commercial finance company. At March 31, 2004, our primary operations included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Our portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing’s major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and providing financing to Boeing Commercial Airplanes’ customers. For our space and defense markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing our risk management activities to reduce exposures associated with the current portfolio. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We continue to explore these strategic options.

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

Certain reclassifications of previously reported amounts have been made in the consolidated financial statements to conform to the 2004 presentation, none of which affected net income or shareholder’s equity.

Note 2 – Portfolio Quality

(Dollars in millions)	March 31, 2004	December 31, 2003
Receivables:
Financing leases	$4,189	$4,297
Notes and other receivables	3,232	3,106
	7,421	7,403

Equipment under operating leases, net of accumulated depreciation	4,085	4,092
Investments	453	475
Equipment held for sale or re-lease, net of accumulated depreciation	253	278
Total portfolio	$12,212	$12,248

Non-performing assets:
Nonaccrual receivables	$487	$497
Non-performing equipment under operating leases, net of accumulated depreciation	88	85
Equipment held for sale or re-lease, net of accumulated depreciation	253	278
	$828	$860

Ratio of nonaccrual receivables to total receivables	6.6%	6.7%
Ratio of total non-performing assets to total portfolio	6.8%	7.0%

Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Accounts greater than 90 days past due are generally placed on non-accrual. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income. During the three months ended March 31, 2004, we received cash and reported income of $6 million and $4 million, respectively, on the March 31, 2004 non-performing assets.

The following table summarizes our receivables and equipment under operating leases with amounts greater than 90 days past due with income still accruing:

(Dollars in millions)	March 31, 2004	December 31, 2003
Receivables	$8	$20
Equipment under operating leases	44	21
	$52	$41

During the three months ended March 31, 2004, we received $1 million on these accounts.

Note 3 – Allowance for Losses on Receivables

(Dollars in millions)	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Allowance for losses on receivables at beginning of year	$351	$260
Provision for losses	9	169
Write-offs, net of recoveries	(9)	(78)
Allowance for losses on receivables at end of period	$351	$351

Allowance as a percentage of total receivables	4.7%	4.7%
Net write-offs as a percentage of average receivables	0.1%	1.0%

More than 90 days delinquent:
Amount of delinquent installments	$12	$15
Total receivable balance related to delinquent installments	$422	$93
Total receivable balance related to delinquent installments as a percentage of total receivables	5.7%	1.3%
Total of all receivables due from delinquent obligors	$483	$509
Total of all receivables due from delinquent obligors as a percentage of total receivables	6.5%	6.9%

At March 31, 2004 and December 31, 2003, Hawaiian represented $415 million and $439 million, respectively, of our total receivables portfolio. Of this amount, $368 million and $47 million represented receivables that had installments of $4 million and $3 million that were more than 90 days delinquent at March 31, 2004 and December 31, 2003, respectively.

Our portfolio at the end of the first quarter of 2004 totaled $12.2 billion, of which $9.5 billion was related to Boeing products, primarily commercial aircraft. While monthly traffic levels were at or above traffic levels carried by the airlines in 2000, the effects of the airline industry downturn caused significant reductions in commercial aircraft values. Older and/or out-of-production aircraft types experienced the most significant declines in value, while newer aircraft types experienced more moderate declines. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in our portfolio remain depressed. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that consideration of these factors in the future will not result in an increase to the allowance for losses on receivables. The allowance at both March 31, 2004 and December 31, 2003 was 4.7% of total receivables.

In October 2003, Boeing announced the decision to end production of the B-757 program, with the final aircraft scheduled to be produced in late 2004. The B-757 will continue to be supported by Boeing. There are over 1,000 B-757 aircraft currently in service with approximately 90 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

At March 31, 2004, $1.5 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.3 billion of passenger aircraft (36 aircraft at 12 operators). At March 31, 2004, we were the beneficiary under guarantees from Boeing covering $593 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could also result in additional impairment charges under Statement of Financial Accounting Standards (“SFAS”) No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

During the fourth quarter of 2003, Boeing lost a major B-717 sales campaign, thus increasing the possibility of B-717 program termination. Boeing Commercial Airplanes continues to aggressively market the B-717 aircraft. Program continuity is dependent on the outcome of Boeing’s current sales campaigns. At March 31, 2004, $2.3 billion of our portfolio was collateralized by B-717 aircraft. At March 31, 2004, we were the beneficiary under $1.5 billion of guarantees from Boeing covering $2.2 billion of our portfolio. While we continue to believe in the utility and marketability of the B-717, we are unable to predict how an ending of B-717 production, as well as overall market conditions, would impact B-717 values and rental rates. Should the B-717 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates, if significant, could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

Receivable Write-offs and Recoveries, by Segment:

(Dollars in millions)	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Aircraft Financial Services:
Write-offs	$10	$67
Recoveries	—	—
	10	67

Commercial Financial Services:
Write-offs	—	12
Recoveries	(1)	(1)
	(1)	11
	$9	$78

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The carrying amounts of impaired receivables are as follows:

(Dollars in millions)	March 31, 2004	December 31, 2003
Impaired receivables with specific impairment allowance (1)	$542	$535
Impaired receivables with no specific allowance (2)	1,140	1,171
	$1,682	$1,706

(1)            At March 31, 2004 and December 31, 2003, impaired receivables of $542 million and $535 million, respectively, had a specific impairment allowance for losses on receivables of $134 million and $123 million, respectively.

(2)            Of the $1,140 million and $1,171 million at March 31, 2004 and December 31, 2003, respectively, $1,078 million and $1,076 million, respectively, relate to the receivables from United Airlines (“United”) secured by B-767s and B-777s. During the third quarter of 2003, we completed a restructuring of these receivables, as discussed further in Note 8. Although United is performing under the terms of the restructuring at March 31, 2004, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though it is performing under the restructured agreement, continues to be deemed impaired.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

(Dollars in millions)	March 31, 2004		December 31, 2003
Allocated to specific reserves	$134	38.2%	$123	35.0%
Allocated for general purposes (1)	217	61.8	228	65.0
	$351	100.0%	$351	100.0%

(1)            The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

At March 31, 2004, we were the beneficiary under $2.9 billion of guarantees, principally from Boeing, with respect to portfolio transactions totaling $4.5 billion (36.9% of our total portfolio), which mitigates our risk.

Actual results could differ from estimates and values, and there can be no assurance that the allowance for losses will be sufficient to cover losses on receivables.

Note 4 – Investments

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

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on pricing models or quoted market prices of comparable instruments. The majority of our securities are illiquid non-traded securities; therefore, the fair values are generally based on pricing models. In order to use pricing models, we request spread levels over certain benchmark interest rates from external sources to use for calculations in the pricing models. Those spread levels and certain benchmark interest rates are selected using similar public securities, senior classes in the transaction or other relevant pricing information as marketplace proxies for our non-trading securities. Using this methodology, our estimate of fair value for the enhanced equipment trust certificates (“EETCs”) and equipment trust certificates (“ETCs”) may be less than our estimate of the current value of the collateral supporting the EETCs and ETCs.

Available-for-sale and held-to-maturity investments consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2004
Available-for-Sale:
Debt	$10		$—	$(1)	$9
Held-to-Maturity:
Debt (1)(3)	443	(2)	—	(52)	391
	$453		$—	$(53)	$400

December 31, 2003
Available-for-Sale:
Debt	$20		$1	$—	$21
Held-to-Maturity:
Debt (1)	453		—	(57)	396
	$473		$1	$(57)	$417

(1)          Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)          Related to the $443 million at March 31, 2004, we had $10 million in guarantees from Boeing and $6 million in guarantees from a third party.

(3)          These securities have been in a continuous unrealized loss position for 12 months or longer.

At March 31, 2004, our held-to-maturity investments included $408 million of investments in several EETCs. These EETCs are financing arrangements that are secured by pools of aircraft that are regularly utilized by airlines to finance aircraft. Approximately $374 million of the above amount relates to investments that were acquired in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the strength of the underlying collateral to the securities, the duration of the maturity, and both internal and third-party credit reviews and analyses of the counter parties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

At March 31, 2004, our held-to-maturity investments also included $35 million of investments in mandatorily redeemable preferred stock that has been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the duration of the maturity, and both internal and third-party credit reviews and analyses of the issuers. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities.

At March 31, 2004 and December 31, 2003, available-for-sale and held-to-maturity investments totaled $452 million and $474 million, respectively, of which none were considered investment grade securities.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 million of unrealized loss recorded as a component of accumulated other comprehensive income/loss, net of tax. As of March 31, 2004, $3 million of that $20 million unrealized loss was amortized from accumulated other comprehensive income/loss to investment income.

At July 1, 2002, two available-for-sale securities were transferred to held-to-maturity at their fair values with $6 million of net unrealized gain recorded as a component of accumulated other comprehensive income/loss, net of tax. At March 31, 2004, $3 million of that $6 million net unrealized gain was amortized from accumulated other comprehensive income/loss to investment income.

At October 1, 2002, an available-for-sale security was transferred to held-to-maturity at its fair value, which was equal to its amortized cost.

At March 31, 2004, maturities of debt investments were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$321	$275
Due from six to ten years	10	9	58	52
Due after ten years	—	—	64	64
	$10	$9	$443	$391

Note 5 – Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-Lease

We review all aircraft and equipment held for sale or re-lease and under operating lease for potential impairment when events or circumstances indicate, and no less than annually, that the carrying amount of these assets may not be recoverable. For the first quarter of 2004, we reviewed all aircraft and equipment held for sale or re-lease and those assets under operating leases with carrying amounts in excess of fair value or where known events or circumstances may indicate impairment. We recognize an impairment loss for assets under operating lease or held for re-lease when the expected undiscounted cash flow over the remaining useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the three months ended March 31, 2004 and 2003, we recorded pre-tax non-cash charges totaling $13 million and $42 million, respectively, to record impairments of portfolio assets as a result of continued declines in market values and projected future rents for aircraft and equipment.

For a discussion of the B-757 and B-717 programs see Note 3.

Note 6 – Debt and Credit Agreements

(Dollars in millions)	March 31, 2004	December 31, 2003
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$5	$5
4.75% note due 2008	515	504
5.65% note due 2006	1,038	1,032
5.75% note due 2007	747	749
5.80% note due 2013	619	610
6.10% note due 2011	779	774
6.50% note due 2012	767	759
7.10% note due 2005	499	499
7.375% note due 2010	557	544
3.44% Euro medium-term note due 2004	51	61
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	42	43
5.02% - 5.79% non-recourse notes due through 2013	41	41
3.15% - 6.75% retail medium-term notes due through 2017	875	874
1.32% - 7.64% medium-term notes due through 2023	1,921	2,240
1.69% secured debt, proceeds of securitization due through 2009	—	89
1.67% - 7.35% capital lease obligations due through 2015	316	329
	8,772	9,153

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	24	24
	$8,796	$9,177

On February 16, 2001, we filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission (“SEC”), which was declared effective on February 26, 2001. Effective October 31, 2001, we allocated $1.0 billion to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 million under the shelf registration was allocated to this program. As of the filing date of this Report, an aggregate amount of $402 million remains available under the Series XI medium-term program for potential debt issuance.

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

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2004, as well as during the period, we were in compliance with these and all debt covenants.

As of November 21, 2003, Boeing made $750 million of its five-year revolving credit line expiring in 2008 exclusively available to us. This is in addition to $1.25 billion of Boeing’s $2.5 billion 364-day revolving credit line, which is exclusively available to us. At March 31, 2004, there were no amounts outstanding under these agreements.

Note 7 – Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For the three months ended March 31, 2004 and 2003, we recorded $4 million and $2 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax charge of $21 million. For the three months ended March 31, 2003, we recorded $1 million of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of March 31, 2004 and December 31, 2003, we recorded net unrecognized losses of $4 million ($2 million net of tax) and $3 million ($2 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

For the three months ended March 31, 2004 and 2003, unrealized losses (net of tax) of $0.2 million and $0.1 million, respectively, included in accumulated other comprehensive income/loss were reclassified to interest expense (for interest swaps) or other expense (for cross currency swaps). During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $0.3 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of March 31, 2004 and December 31, 2003, we recorded net losses of $1.2 million ($0.8 million net of tax) and $1.4 million ($0.9 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the three months ended March 31, 2004 and 2003, the interest exchange agreements resulted in losses of $0.6 million and $1 million, respectively, and the related interest rate swaps resulted in gains of $0.1 million and $0.7 million, respectively. For the three months ended March 31, 2004 and 2003, unrealized losses (net of tax) of $0.1 million and $0.2 million, respectively, from accumulated other comprehensive income/loss and gains of $0.5 million and $0.8 million, respectively, from the basis adjustment to underlying liabilities were amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $0.4 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9 million. As of March 31, 2004 and December 31, 2003, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $8 million for both periods. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million. For the three months ended March 31, 2004 and 2003, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in a reduction to other income of $0.2 million and an addition to other income of $7 million, respectively.

Note 8 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows or financial position.

Restructuring Requests

United accounted for $1.2 billion (9.5%) of our total portfolio at both March 31, 2004 and December 31, 2003. At March 31, 2004, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interests in five B-757s. As of March 31, 2004, United was our second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds) at the time of restructuring. As of March 31, 2004, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 to return our aircraft in the event of a reversion to the original lease and loan terms.

American Trans Air Holdings Corp. (“ATA”) accounted for $730 million and $743 million (6.0% and 6.1%) of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA mandatorily redeemable preferred stock with a face amount of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA was obligated to meet certain requirements as a condition for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements in January 2004.

Based on our current assessment of the financial condition of ATA, which takes into account factors such as the successful exchange offering of its publicly traded debt, we believe it is probable that we will collect under the terms of our investment in ATA mandatorily redeemable preferred stock. We have therefore concluded that no other-than-temporary impairment is warranted for this preferred stock investment. We will continue to review ATA’s financial condition and our expectation of collecting under the terms of our investment in ATA’s mandatorily redeemable preferred stock.

Hawaiian accounted for $485 million and $509 million (4.0% and 4.2%) of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Hawaiian portfolio primarily consisted of 11 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. We permitted Hawaiian to return two B-717s leased by us. These B-717s were leased to a third party in the first quarter of 2004. In February 2004, we filed in court, as a co-proponent with Corporate Recovery Group, a Hawaiian plan of reorganization, which would include among other things a revision of our lease terms resulting in a substantial decrease in our rentals from Hawaiian. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flows or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $421 million and $424 million (3.4% and 3.5%) of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the VARIG portfolio consisted of two B-737s and nine MD-11s. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering approximately $322 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows or financial position.

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

Outstanding Funding Commitments

At March 31, 2004, we had commitments to provide leasing and other financing totaling $107 million. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

•                    up to $107 million may be funded in less than one year.

Additionally, Boeing and Boeing Capital Services Corporation had unfunded aircraft financing commitments at March 31, 2004 of $1.5 billion. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

•                  up to $291 million may be funded in less than one year,

•                  an additional $1.1 billion may be funded in one to three years, and

•                  an additional $100 million may be funded in four to five years.

We expect to ultimately fund a portion of these unfunded commitments. The portion that we fund may require credit enhancements or other guarantee support from Boeing as necessary to allow us to meet our underwriting and investment criteria.

At March 31, 2004, we were subject to maximum guarantor obligations of $124 million; however, $7 million of that amount has been indemnified by Boeing and is included in the amount guaranteed by Boeing. Guarantor obligations are primarily comprised of residual value and other guarantees provided by us. Losses, if any, related to this exposure, net of collateral, are not expected to have a material adverse effect on our earnings, cash flows or financial position.

Note 9 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the consolidated balance sheets reflects our best estimate of future payments we may be required to make as part of fulfilling our guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities (2)
March 31, 2004
Residual value guarantees	$117	$117	$4
Deficiency guarantees (1)	7	—	—
	$124	$117	$4

December 31, 2003
Residual value guarantees	$120	$119	$4
Credit guarantees	25	25	—
Deficiency guarantees (1)	7	—	—
	$152	$144	$4

(1)            This amount is indemnified by Boeing.

(2)            Amounts included in other liabilities.

We have issued residual value guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft, and expire within the next 12 years.

We have issued credit and deficiency guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments. Current outstanding credit and deficiency guarantees expire within the next eight years.

Material Variable Interests in Unconsolidated Entities

Our investments in ETCs, EETCs and special purpose entities (“SPEs”) are included in the scope of Revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” but do not require consolidation. Airlines regularly utilize an SPE called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common forms of pass-through certificates issued by airlines are ETCs and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor. We are also an investor in entities engaged in financing arrangements with third parties and are accounting for these investments under the equity method.

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

Our receivables from these SPEs and investment in ETCs and EETCs aggregated $610 million at March 31, 2004, which represents our maximum exposure to economic loss. During the three months ended March 31, 2004, we recorded revenues of $13 million and had cash inflows of $49 million relating to these investments. At March 31, 2004, the variable interest entities (“VIEs”) in which we have invested had total assets of approximately $6.1 billion and related debt (which is non-recourse to us) of approximately $5.5 billion.

Included in the portfolio balances are $156 million and $201 million at March 31, 2004 and December 31, 2003, respectively, of investments in entities engaged in financing accounted for under the equity method.

Note 10 – Segment Information

Our primary operations at March 31, 2004 included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. Currently, Aircraft Financial Services is active in providing lease and debt financing to domestic and international airlines. Commercial Financial Services provides lease and loan financing to a broad range of commercial and industrial customers. Other is comprised of Space and Defense Financial Services.

On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We continue to explore these strategic options.

Information about our operations in our financial reporting segments is summarized as follows:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Revenues:
Aircraft Financial Services	$247	$220
Commercial Financial Services	56	59
Other	4	4
	$307	$283
Interest expense (allocated):
Aircraft Financial Services	$82	$88
Commercial Financial Services	19	22
Other	2	1
	$103	$111
Depreciation expense:
Aircraft Financial Services	$54	$50
Commercial Financial Services	12	12
Other	1	1
	$67	$63
Income (loss) before provision (benefit) for income taxes:
Aircraft Financial Services	$72	$(127)
Commercial Financial Services	14	13
Other	1	1
	$87	$(113)

Our portfolio assets by segment were as follows:

(Dollars in millions)	March 31, 2004	December 31, 2003
Aircraft Financial Services:
Financing leases	$3,527	$3,573
Notes and other receivables	2,460	2,321
Equipment under operating leases, net of accumulated depreciation	3,244	3,216
Investments	453	475
Equipment held for sale or re-lease, net of accumulated depreciation	211	232
	9,895	9,817

Commercial Financial Services:
Financing leases	662	724
Notes and other receivables	737	750
Equipment under operating leases, net of accumulated depreciation	708	729
Equipment held for sale or re-lease, net of accumulated depreciation	42	46
	2,149	2,249
Other	168	182
	$12,212	$12,248

The total assets by segment were as follows:

(Dollars in millions)	March 31, 2004	December 31, 2003
Aircraft Financial Services	$10,063	$10,254
Commercial Financial Services	2,196	2,372
Other	192	210
	$12,451	$12,836

Note 11 – Relationship and Transactions with Boeing

Support Agreement

On December 23, 2003, we entered into a support agreement (the “Support Agreement”) with Boeing with these principal features:

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

Intercompany Transactions

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At March 31, 2004, we were the beneficiary under $2.8 billion of guarantees from Boeing. We recorded the following activity under the intercompany guarantee agreements:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Guarantee payments applied to income	$4	$19
Guarantee payments applied to reduce net asset value of related aircraft	2	4
	6	23
Fees	(1)	(1)
Net guarantees received	$5	$22

For a period of time, Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the three months ended March 31, 2004 and 2003, we recognized income of $11 million and $15 million, respectively, under these subsidies.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded additional charges of $34 million and $58 million, respectively, for the three months ended March 31, 2004 and 2003, respectively, related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the three months ended March 31, 2004 and 2003, we recorded financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) from Boeing, exclusive of guarantees and subsidies, of $13 million and $9 million, respectively.

We recognized new business volume of $268 million and $326 million for the three months ended March 31, 2004 and 2003, respectively, related to our purchase of aircraft and equipment from Boeing.

Item 2.  Management’s Narrative Analysis of Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the Notes to Consolidated Financial Statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of these statements may include wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the effects of Severe Acute Respiratory Syndrome (“SARS”) or other diseases, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the airline industry, wars, SARS or other diseases, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans, including the transition of our Long Beach, California adminstrative groups to Renton, Washington, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Business Environment and Trends

In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing’s major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and providing financing to Boeing Commercial Airplanes’ customers. For our space and defense markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

Historically, we competed in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large-ticket competitors, mainly larger leasing companies and banks. Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Contract terms are generally between three and ten years, and current average transaction size is $12 million. At March 31, 2004, 17.6% of our portfolio was related to commercial equipment leasing and financing activities. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We continue to explore these strategic options.

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a severe shock from the terrorist attacks of September 11, 2001. Overall, during the first quarter of 2004, economic growth in all regions was positive. Monthly traffic levels were at or above traffic levels carried by the airlines in 2000. The world’s airlines are expected to collectively generate a small profit in 2004, led by the low-cost carriers in the U.S. and Europe. European network airlines are expected to show better results than their U.S. counterparts for their current fiscal year end. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts since traffic to and from Asia has nearly rebounded to pre-SARS levels. This outlook continues to be uncertain as world oil and fuel prices remain above long-term levels. High fuel prices are now expected to result in losses among the large U.S. carriers that could offset profits generated elsewhere. Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 SARS outbreak in Asia, new armed conflict, and/or terrorist attacks all represent threats to the airline industry’s recovery.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are parked and currently out of service. Approximately 2,000 aircraft (12% of world fleet) are currently parked, including in production aircraft types. In years prior to 2001, the parked fleet was approximately 4% to 6% of the world fleet, and was comprised mainly of out of production aircraft. In general, aircraft values and lease rates should improve as parked aircraft are returned to service.

Published sources and recent market transactions indicate that values for various aircraft types serving as collateral in our portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of March 31, 2004. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows or financial position.

In October 2003, Boeing announced the decision to end production of the B-757 program, with the final aircraft scheduled to be produced in late 2004. The B-757 will continue to be supported by Boeing. There are over 1,000 B-757 aircraft currently in service with approximately 90 operators. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, B-757 values have already declined.

At March 31, 2004, $1.5 billion of our portfolio was collateralized by B-757 aircraft. This is comprised of $1.3 billion of passenger aircraft (36 aircraft at 12 operators). At March 31, 2004, we were the beneficiary under guarantees from Boeing covering $593 million of this portion of our portfolio. The remainder of the portfolio is B-757 freighter conversions on long-term lease. While we continue to believe in the utility and marketability of the B-757, we are unable to predict how the end of B-757 production, as well as overall market conditions, may impact B-757 values and rental rates. Should the B-757 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

During the fourth quarter of 2003, Boeing lost a major B-717 sales campaign, thus increasing the possibility of B-717 program termination. Boeing Commercial Airplanes continues to aggressively market the B-717 aircraft. Program continuity is dependent on the outcome of Boeing’s current sales campaigns. At March 31, 2004, $2.3 billion of our portfolio was collateralized by B-717 aircraft. At March 31, 2004, we were the beneficiary under $1.5 billion of guarantees from Boeing covering $2.2 billion of our portfolio. While we continue to believe in the utility and marketability of the B-717, we are unable to predict how an ending of B-717 production, as well as overall market conditions, would impact B-717 values and rental rates. Should the B-717 suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. Future declines in rental rates, if significant, could result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows or financial position.

At March 31, 2004, we had $253 million of assets that were held for sale or re-lease, of which $87 million were identified with a firm contract to sell or place on lease. In the next 12 months, leases related to approximately $272 million (2.2%) of our portfolio expire and we must re-lease or sell these assets into the market. If we are unable to place or sell these assets into revenue-generating service, our results of operations could be impacted.

Consolidated Results of Operations

Overview

Our net income was $56 million for the three months ended March 31, 2004 compared with a net loss of $64 million for the same period in 2003, a change of $120 million. The increase in net income is primarily attributable to the following:

•                  gains from asset sales of $26 million in the first quarter of 2004,

•                  absence of additional provision for losses during the first quarter of 2004 as compared with $130 million for the same period in 2003,

•                  asset impairment expense of $13 million in the first quarter of 2004 as compared with $42 million for the same period in 2003, and

•                  offset by the tax effect of the above items.

We completed our quarterly portfolio review for the first quarter of 2004. Based upon current market conditions we recorded asset impairment expense of $13 million and concluded an additional provision for losses was not required for the first quarter of 2004. By comparison, in the first quarter of 2003, we recognized $130 million in additional provision and $42 million of asset impairment expense. The 2003 amounts were driven by the decline in the credit worthiness of our customers over the preceding two years and the fact that aircraft equipment values had dropped significantly over the past few years. We carefully monitor the credit worthiness of our customers and the relative value of aircraft equipment since we remain at risk to defaults and decreases in the value of aircraft equipment and their associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment.

Our portfolio at March 31, 2004 totaled $12.2 billion, which is essentially unchanged from December 31, 2003, and up from the March 31, 2003 portfolio balance of $11.7 billion. Our new business volume for the three months ended March 31, 2004 is 21.3% less than that recorded for the same period in 2003 primarily as a result of reduced demand for commercial aircraft financings. Asset run-off was $251 million for the three months ended March 31, 2004 compared with $301 million for the same period in 2003 and $1.2 billion for the year ended December 31, 2003. We are anticipating minimal portfolio change primarily as a result of our change in business strategy as discussed in “Business Environment and Trends” and to a lesser extent, due to lower demand for commercial aircraft financings. Specifically, we expect minimal portfolio change in 2004 and less than $0.5 billion in 2005, compared with $0.5 billion in 2003. Our total revenues are expected to approximate $1.1 billion in 2004 and $1.2 billion in 2005. We also expect our return on assets to be greater than 1.0% in both 2004 and 2005, compared with 0.8% in 2003. The foregoing outlook assumes the gradual run-off of the Commercial Financial Services portfolio and excludes the impact of any sale or disposition of the Commercial Financial Services segment.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Finance lease income	$72	$77
Interest income on notes receivable	57	54
Operating lease income	130	125
	$259	$256

Financing revenues for the three months ended March 31, 2004 were $259 million compared with $256 million for the same period in 2003, an increase of $3 million (1.2%). The fluctuations within each component of financing revenues closely follow the change in portfolio mix from the first quarter of 2003 to the same period in 2004.

Investment income for the three months ended March 31, 2004 was $10 million compared with $11 million for the same period in 2003, a decrease of $1 million (9.1%). The decrease was primarily due to lower income recognized for debt and equity investments.

Net gain on disposal for the three months ended March 31, 2004 was $26 million compared with no such gains for the same period in 2003. In the first quarter of 2004, an $18 million gain on sale of a portion of a notes receivable within the Aircraft Financial Services portfolio and a $6 million gain on sale of an asset within the Commercial Financial Services portfolio were primarily responsible for the increase. These types of gains are intermittent in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment are returned. There can be no assurance that we will recognize these gains in the future.

Other income for the three months ended March 31, 2004 was $12 million compared with $16 million for the same period in 2003, a decrease of $4 million (25.0%). The decrease was primarily due to the following:

•                  the absence of $8 million realized derivative gain earned in the first quarter of 2003,

•                  commitment fee income decreased $2 million due to lower fundings in the first quarter of 2004 as compared with the same period in 2003,

•                  interest income on short-term investments decreased $1 million due to lower short term investment balance in the first quarter of 2004 as compared with the same period in 2003,

•                  no broker fee income was earned in the first quarter of 2004 as compared with $1 million in the same period in 2003, and

•                  offset by $9 million increase in income related to supplemental rents for aircraft maintenance on expired leases in the first quarter of 2004.

Equity in loss from joint venture for the three months ended March 31, 2004 was nil compared with a loss of $1 million for the same period in 2003. The 2003 loss consisted of the net loss from operations in our interest in the BATA joint venture, which we previously accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA agreement was finalized by ATA and us, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated.

Interest expense for the three months ended March 31, 2004 was $103 million compared with $111 million for the same period in 2003, a decrease of $8 million (7.2%). The decline in interest expense is primarily due to a 6.0% reduction in the debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the three months ended March 31, 2004 was $67 million compared with $63 million for the same period in 2003, an increase of $4 million (6.3%). Growth in equipment under operating leases was primarily responsible for the increase.

Provision for losses for the three months ended March 31, 2004 was $9 million compared with $140 million for the same period in 2003, a decrease of $131 million (93.6%). The provision for losses is comprised of a general provision and an additional provision. The general provision, which primarily relates to the size of the receivables portfolio, was $9 million for the three months ended March 31, 2004 compared with $10 million for the same period in 2003. No additional provision was recorded for the first quarter of 2004 compared with $130 million recorded for the same period in 2003. The additional provision in the first quarter of 2003 was in recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses. Any additional provision to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

Operating expenses, which consists of general and administrative expenses, for the three months ended March 31, 2004 was $18 million compared with $16 million for the same period in 2003, an increase of $2 million (12.5%). Higher administrative costs were primarily responsible for the increase in operating expenses. In the first quarter of 2004, we announced that we intend to relocate our administrative operations currently in Long Beach, California to our headquarters in Renton, Washington. As a result, we expect our annual 2004 operating expenses to show a one-time increase of approximately $4 million to $6 million.

Asset impairment expense for the three months ended March 31, 2004 was $13 million compared with $42 million for the same period in 2003, a decrease of $29 million. The $13 million impairment losses for the three months ended March 31, 2004 resulted from reduced projected cash flows and deteriorated aircraft values for particular operating lease assets and assets held for sale or re-lease.

Other expenses for the three months ended March 31, 2004 were $11 million compared with $23 million for the same period in 2003, a decrease of $12 million. The decrease was primarily attributable to a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment, which was offset by an increase of $9 million in aircraft maintenance and storage expenses in the first quarter of 2004.

Provision (benefit) for income taxes for the three months ended March 31, 2004 was $31 million compared with ($49) million for the same period in 2003, a change of $80 million. The pre-tax income for the first quarter of 2004 compared with the pre-tax loss for the same period in 2003 was primarily responsible for the increase.

Liquidity and Capital Resources

We have liquidity requirements, primarily to fund ongoing financing commitments, meet debt obligations and to fund our operating expenses. We plan to satisfy these liquidity needs from the following sources:

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

Risks that could affect our sources of liquidity include among others:

•      a severe or prolonged downturn in the economy,

•      additional restructurings, defaults or bankruptcies by airlines, and

•      a decrease in our credit ratings.

Due to the weakened condition of the airline industry, especially following the events of September 11, 2001, we reduced our leverage to account for the related increased business risks. We continually assess our leverage, generally as measured by our debt-to-equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolios, general market conditions, especially those associated with our customers; future financing commitments; and our ability to access the capital markets.

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

Debt Issuances

During the first three months of 2004, we did not issue any new senior debt. Historically, we have also relied on the issuance of commercial paper as a short-term funding source. We had no commercial paper borrowings outstanding at March 31, 2004.

Financing Interest Expense

Our financing-related interest expense for the three months ended March 31, 2004 was $103 million, compared with $111 million for the same period in 2003. Leverage (debt-to-equity ratio) at March 31, 2004 was 4.4-to-1, as compared with 4.7-to-1 at the end of 2003 and 5.6-to-1 at March 31, 2003. For a discussion regarding our change in leverage, see “Liquidity and Capital Resources.”

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies’ ratings of our debt. Our credit ratings have been closely tied to those of Boeing.

We have the following credit ratings as of the filing date:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+
Subordinated	A-	Baa1	A

On December 17, 2003, Moody’s Investors Service (“Moody’s”) confirmed our senior and short-term debt ratings.

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Given our current ratings and ratings outlook from the various credit rating agencies, we believe we have ready access to the capital markets. Our credit ratings are more closely tied with those of Boeing than ever before due to the new support agreement put in place between Boeing and us in December 2003. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing’s competitive positions in them. It is always possible that such changes could affect our access to the capital markets.

Segment Operations

At March 31, 2004, our primary operations included two principal financial reporting segments: Aircraft Financial Services and Commercial Financial Services. We also have an Other segment, comprised of Space and Defense Financial Services. The determination of segments is based upon our internal organization.

In November 2003, we announced a significant change in our strategic direction, moving from a focus on growing the portfolio to a focus on supporting Boeing’s major operating units and managing overall corporate exposures. For the commercial aircraft market, this means we will be facilitating, arranging and providing financing to Boeing Commercial Airplanes’ customers. For our space and defense markets, this means we will be primarily engaged in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems government customers. This new strategic direction is likely to include the sale or wind-down of our Commercial Financial Services business or portfolio. In addition, we will be enhancing the risk management activities to reduce exposures associated with the current portfolio.

Aircraft Financial Services arranges or provides financing to facilitate the purchase or lease of new Boeing commercial aircraft and represented 81.0% of our total portfolio at March 31, 2004. Aircraft Financial Services assists Boeing commercial aircraft customers in arranging financing. At March 31, 2004, we owned 341 commercial aircraft and had partial ownership or security interest in an additional 223 aircraft, including those owned in joint ventures, EETC, ETC and other investment transactions.

Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Commercial Financial Services represented 17.6% of our total portfolio at March 31, 2004. On January 15, 2004, we announced that we have retained Credit Suisse First Boston, LLC to explore strategic options for the future of our Commercial Financial Services business. The options being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We continue to explore these strategic options.

Space and Defense Financial Services handles funding arrangements for satellites, military airplanes and other advanced technology products. This portfolio represented 1.4% of our total portfolio at March 31, 2004.

Aircraft Financial Services

Revenues for the three months ended March 31, 2004 were $247 million compared with $220 million for the same period in 2003, an increase of $27 million (12.3%). An $18 million gain on sale of a portion of a notes receivable in the first quarter of the 2004 compared with no such gains for the same period in 2003 was primarily responsible for the increase. The remaining increase in revenues closely follows the increase in portfolio balances from the first quarter of 2003 to the same period in 2004.

Interest expense (allocated) for the three months ended March 31, 2004 was $82 million compared with $88 million for the same period in 2003, a decrease of $6 million (6.8%). Lower debt (allocated) associated with lower leverage was primarily responsible for the decrease.

Depreciation expense for the three months ended March 31, 2004 was $54 million compared with $50 million for the same period in 2003, an increase of $4 million (8.0%). Growth in equipment under operating leases was responsible for the increase.

Income (loss) before provision (benefit) for income taxes for the three months ended March 31, 2004 was $72 million compared with a loss of $127 million for the same period in 2003, a change of $199 million. The net income for the three months ended March 31, 2004 included pre-tax charges of $13 million, compared with $191 million for the same period in 2003. The 2003 charges were recognized in response to the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft asset value.

Commercial Financial Services

Revenues for the three months ended March 31, 2004 were $56 million compared with $59 million for the same period in 2003, a decrease of $3 million (5.1%). The decrease was primarily due to reductions of $9 million in financing revenues that closely follow the decrease in the portfolio from the first quarter of 2003 to the same period in 2004, offset by $6 million gain on sale of assets.

Interest expense (allocated) for the three months ended March 31, 2004 was $19 million compared with $22 million for the same period in 2003, a decrease of $3 million (13.6%). The decrease is primarily attributable to lower debt (allocated) associated with the lower leverage.

Given the new strategic focus of our company (as previously discussed), the results of operations for 2004 and 2005 would decline or be eliminated, depending on whether the Commercial Financial Services portfolio is gradually wound down or sold.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d  –15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 5.  Other Information

New Business Volume

The following table shows the new business volume for each of our segments:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Aircraft Financial Services	$276	$354
Commercial Financial Services	17	18
Other	2	3
	$295	$375

Portfolio Balances

The following table shows the portfolio balances for each of our segments:

(Dollars in millions)	March 31, 2004	December 31, 2003
Aircraft Financial Services	$9,895	$9,817
Commercial Financial Services	2,149	2,249
Other	168	182
	$12,212	$12,248

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2004	Year Ended December 31, 2003
New business volume	$295	$2,044
Non-cash consolidation of BATA Leasing, LLC	—	21
Non-cash items from customer restructuring	—	(8)
Portfolio impairment	(13)	(102)
Asset run-off	(251)	(1,208)
Depreciation expense	(67)	(261)
Net change in portfolio balance	$(36)	$486

Significant Concentrations

The following table includes our five largest customers at March 31, 2004, with their related portfolio balances at December 31, 2003:

	March 31, 2004		December 31, 2003
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,510	12.4%	$1,483	12.1%
United	1,159	9.5	1,159	9.5
American	813	6.7	861	7.0
ATA	730	6.0	743	6.1
Hawaiian	485	4.0	509	4.2
	$4,697		$4,755

Our largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1.5 billion of our total portfolio at both March 31, 2004 and December 31, 2003. Our AirTran portfolio includes investments in AirTran EETCs totaling $34 million and $33 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the AirTran portfolio primarily consisted of 65 B-717s and the above-mentioned investments. AirTran signed an agreement with us in October 2002 to lease 22 of the 24 B-717 aircraft returned by American Airlines (“American”), as discussed below. These aircraft were delivered during 2003.

Our second largest customer, United, accounted for $1.2 billion of our total portfolio at both March 31, 2004 and December 31, 2003. At March 31, 2004, the United portfolio was secured by security interests in two B-767s and 13 B-777s and by an ownership and security interest in five B-757s. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two B-767s and 13 B-777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five B-757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we had previously assigned to a third party the rights to a portion of the lease payments on these five B-757s. As a result of this lease restructuring, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds) at the time of restructuring. As of March 31, 2004, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 to return our aircraft in the event of a reversion to the original lease and loan terms.

Our third largest customer, American, accounted for $813 million and $861 million of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the American portfolio consisted of leases and loans on nine B-767s, two B-777s, 39 MD-83s, four MD-82s and subordinated debt in one B-777. We financed final delivery payments on nine B-767s and two B-777s during 2003. We believe that all of American’s final delivery payment loans are adequately collateralized.

Our fourth largest customer, ATA, accounted for $730 million and $743 million of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the ATA portfolio primarily consisted of 12 B-757s and an investment in ATA mandatorily redeemable preferred stock with a face amount of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA was obligated to meet certain requirements as a condition for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements in January 2004.

Based on our current assessment of the financial condition of ATA, which takes into account factors such as the successful exchange offering of its publicly traded debt, we believe it is probable that we will collect under the terms of our investment in ATA mandatorily redeemable preferred stock. We have therefore concluded that no other-than-temporary impairment is warranted for this preferred stock investment. We will continue to review ATA’s financial condition and our expectation of collecting under the terms of our investment in ATA’s mandatorily redeemable preferred stock.

Our fifth largest customer, Hawaiian, accounted for $485 million and $509 million of our total portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Hawaiian portfolio primarily consisted of 11 B-717s and three B-767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. We permited Hawaiian to return two B-717s leased by us. These B-717s were leased to a third party in the first quarter of 2004. In February 2004, we filed in court, as a co-proponent with Corporate Recover Group, a Hawaiian plan of reorganization, which would include among other things a revision of our lease terms resulting in a substantial decrease in our rentals from Hawaiian. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flows or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Aircraft Financial Services Portfolio

Our Aircraft Financial Services portfolio consisted of the following aircraft types:

(Dollars in millions)	Receivables (1)	Operating Leases (1)	Investments (4)	Held for Sale or Re-Lease	Total
March 31, 2004
B-717	$1,786	$469	$—	$—	$2,255
B-727 (2)	—	14	—	19	33
B-737	70	662	—	—	732
B-747	223	435	—	—	658
B-757	1,027	446	—	56	1,529
B-767	744	371	—	—	1,115
B-777	1,180	—	—	—	1,180
DC-9 (2)	3	1	—	1	5
MD-80 (2)	353	97	—	12	462
MD-90 (2)	83	—	—	49	132
DC-10 (2)	32	36	—	—	68
MD-11 (2)	159	668	—	72	899
Other Aircraft and Equipment (3)	327	45	—	2	374
Asset Pools (5)	—	—	417	—	417
Other (6)	—	—	36	—	36
	$5,987	$3,244	$453	$211	$9,895

December 31, 2003
B-717	$1,785	$394	$—	$18	$2,197
B-727 (2)	—	14	—	20	34
B-737	74	671	—	—	745
B-747	228	441	—	—	669
B-757	867	489	—	22	1,378
B-767	745	362	—	14	1,121
B-777	1,185	—	—	—	1,185
DC-9 (2)	3	1	—	1	5
MD-80 (2)	356	81	—	30	467
MD-90 (2)	84	—	—	50	134
DC-10 (2)	52	37	—	—	89
MD-11 (2)	163	676	—	72	911
Other Aircraft and Equipment (3)	352	50	—	5	407
Asset Pools (5)	—	—	432	—	432
Other (6)	—	—	43	—	43
	$5,894	$3,216	$475	$232	$9,817

(1)          Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(2)          Out of production, but currently supported by Boeing with respect to parts and other services.

(3)          Some of these aircraft are out of production, but are supported by the manufacturer or other third party part and service providers.

(4)          Represents aircraft and equipment collateralizing EETCs, ETCs and other trust-related interests and other investments that we hold.

(5)          Investments are supported by asset pools secured by various commercial aircraft types.

(6)          Represents investments in mandatorily redeemable preferred stock and common stock.

In addition to the aircraft in our Aircraft Financial Services portfolio, we had corporate aircraft in our Commercial Financial Services and Other portfolios of $971 million and $947 million at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004, we owned 341 commercial aircraft and had partial ownership or security interest in an additional 223 aircraft, including those owned in joint ventures, EETC, ETC and other investment transactions.

At March 31, 2004, $9.1 billion (96.0%) of our Aircraft Financial Services portfolio, excluding investments, was collateralized by Boeing products.

At March 31, 2004, our Aircraft Financial Services portfolio (excluding investments) was comprised of the following aircraft vintages:

2004 – 2000	57.5%
1999 – 1995	22.0
1994 – 1990	11.7
1989 – 1985	4.9
1984 and older	2.2
Secured by other collateral	1.7
100.0%

Guarantees

At March 31, 2004, we were the beneficiary under $2.9 billion of guarantees, primarily issued by Boeing, with respect to our portfolio transactions totaling $4.5 billion. Any guarantee calls that we make would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

The guarantees in our favor are either full or partial in nature and include residual value guarantees, first loss deficiency guarantees and rental guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level.

The following table summarizes our guarantees at March 31, 2004:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Domestic Equipment	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,373	$405	$58	$2,836
Other (1)	16	—	—	16
	$2,389	$405	$58	$2,852

(1)          Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type or equipment at March 31, 2004 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
B-717	$1,542	$2,158
B-757	593	593
Out of production twin-aisle aircraft	367	537
Out of production single-aisle aircraft	87	116
Other Boeing and regional aircraft	205	1,038
Other equipment	58	58
	$2,852	$4,500

During the three months ended March 31, 2004, we recognized income of $4 million under these guarantees, all of which were from Boeing.

Portfolio by Region

At March 31, 2004, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Aircraft Financial Services	Commercial Financial Services	Other	Total	% Total of Portfolio
Region
United States	$6,982	$1,679	$168	$8,829	72.3%
Europe	1,211	98	—	1,309	10.7
Latin America	675	238	—	913	7.5
Asia	848	39	—	887	7.3
Africa	69	53	—	122	1.0
Australia	61	—	—	61	0.5
Canada	47	13	—	60	0.5
Caribbean	2	29	—	31	0.2
	$9,895	$2,149	$168	$12,212	100.0%

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

	Exhibit 12	Computation of Ratio of Income to Fixed Charges.

	Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

1.

Form 8-K dated January 15, 2004, for the purpose of disclosing that Boeing Capital Corporation is exploring options for the Commercial Financial Services segment and will consolidate its infrastructure.

2.

Form 8-K dated February 2, 2004, for the purpose of disclosing information relating to Boeing Capital Corporation that was contained in The Boeing Company’s press release and Webcast of fourth quarter and full year 2003 financial results, dated January 29, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

April 28, 2004	/S/ RUSSELL A. EVANS
Russell A. Evans
Chief Financial Officer (Principal Financial
Officer) and Registrant’s Authorized Officer

/S/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)