Form 10-Q
period 2004-06-30
BOEING CAPITAL CORP
filed 2004-07-28
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(425) 393-2916

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 28, 2004:  50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I.              Financial Information

Item 1.           Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,666	$716
Receivables:
Financing leases	3,471	3,573
Notes and other receivables	2,488	2,379
	5,959	5,952
Allowance for losses on receivables	(302)	(303)
	5,657	5,649

Equipment under operating leases, net of accumulated depreciation	3,492	3,406
Investments	432	475
Equipment held for sale or re-lease, net of accumulated depreciation	148	232
Assets of discontinued operations	571	2,135
Other assets	164	223
	$12,130	$12,836

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$205	$156
Other liabilities	363	249
Accounts due to Boeing and Boeing Capital Services Corporation	226	58
Deferred income taxes	1,086	1,242
Debt:
Senior	8,432	9,153
Subordinated	24	24
	10,336	10,882

Commitments and contingencies – Note 9

Minority interest	9	12

Shareholder’s equity:
Common stock - $100 par value; authorized 100,000 shares; shares issued and outstanding 50,000	5	5
Capital in excess of par value	1,267	1,263
Accumulated other comprehensive loss, net of tax	—	(10)
Income retained for growth	513	684
	1,785	1,942
	$12,130	$12,836

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
REVENUES
Finance lease income	$58	$58	$115	$118
Interest income on notes receivable	47	40	92	78
Operating lease income	107	102	216	204
Investment income	10	14	20	25
Net gain (loss) on disposal	1	—	19	(2)
Other	6	18	18	33
	229	232	480	456

Equity in loss from joint venture	—	—	—	(1)
	229	232	480	455
EXPENSES
Interest expense	89	90	173	179
Depreciation expense	54	52	109	103
Provision for losses	4	4	9	140
Operating expenses	16	14	28	25
Asset impairment expense	31	8	44	48
Other	22	4	32	26
	216	172	395	521

Minority interest	2	—	3	—

Income (loss) from continuing operations before provision (benefit) for income taxes	15	60	88	(66)
Provision (benefit) for income taxes	3	21	29	(33)
Income (loss) from continuing operations	12	39	59	(33)

Income from discontinued operations, net of tax	7	8	16	16
Net gain on disposal of discontinued operations, net of tax	14	—	14	—
Net income (loss)	$33	$47	$89	$(17)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss)

(Unaudited)

(Dollars in millions, except stated value)	Total	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Income Retained for Growth	Comprehensive Income (Loss)
Balance at January 1, 2003	$1,656	$5	$1,090	$(17)	$578
Capital contributions from Boeing and Boeing Capital Services Corporation (1)	117	—	117	—	—
Net loss	(17)	—	—	—	(17)	$(17)
Unrealized gain on derivative instruments, net of tax	2	—	—	2	—	2
Unrealized gain on investments, net of tax	2	—	—	2	—	2
Balance at June 30, 2003	$1,760	$5	$1,207	$(13)	$561	$(13)

Balance at January 1, 2004	$1,942	$5	$1,263	$(10)	$684
Capital contributions from Boeing and Boeing Capital Services Corporation (2)	4	—	4	—	—
Cash dividends to Boeing	(260)	—	—	—	(260)
Net income	89	—	—	—	89	$89
Reclassification adjustment for losses realized in net income, net of tax	10	—	—	10	—	10
Unrealized gain on derivative instruments, net of tax	1	—	—	1	—	1
Unrealized loss on investments, net of tax	(1)	—	—	(1)	—	(1)
Balance at June 30, 2004	$1,785	$5	$1,267	$—	$513	$99

(1)          Balance represents $114 million of cash contributions and $3 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.

(2)          Balance represents $4 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at June 30, 2004 and 2003.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
OPERATING ACTIVITIES
Net income (loss) (1)	$89	$(17)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	111	105
Net gain on disposal of discontinued operations	(21)	—
Net (gain) loss on disposal	(32)	(2)
Provision for losses	9	140
Net (gain) loss on derivative instruments and investments	(11)	(41)
Asset impairment and other related charges	45	70
Share-based plans expense	4	3
Other non-cash adjustments related to discontinued operations	26	37
Benefit from deferred income taxes	(161)	(13)
Change in assets and liabilities:
Other assets	(12)	16
Accrued interest	42	2
Accounts payable and accrued expenses	49	(6)
Other liabilities	(52)	(25)
Accounts with Boeing and Boeing Capital Services Corporation	179	136
Other	1	(1)
Net cash provided by operating activities	266	404

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	1,581	—
Net change in short-term leases, notes and other receivables	—	93
Purchase of investments	(10)	(55)
Proceeds from available-for-sale investments	21	15
Proceeds from held-to-maturity investments	37	34
Purchase of equipment for operating leases	(138)	(292)
Proceeds from disposition of equipment and receivables	109	96
Collection of leases, notes and other receivables	155	265
Collection of leases, notes and other receivables of discontinued operations	106	117
Origination of leases, notes and other receivables	(253)	(674)
Net cash provided (used) by investing activities	1,608	(401)

FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	—	(73)
Proceeds from issuance of debt	—	152
Repayment of debt	(664)	(308)
Cash dividends paid to Boeing	(260)	—
Capital contributions from Boeing and Boeing Capital Services Corporation	—	114
Net cash used by financing activities	(924)	(115)
Net increase (decrease) in cash and cash equivalents	950	(112)
Cash and cash equivalents at beginning of year	716	686
Cash and cash equivalents at end of period	$1,666	$574

(1)          Includes net income of $30 million and $16 million from discontinued operations for the six months ended June 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease to notes and other receivables	$—	$4
Decrease to available-for-sale investments	$—	$5
Addition to other assets	$—	$(5)
Change in accounts with Boeing and Boeing Capital Services Corporation	$—	$(4)
Mark-to-market for fair value hedge derivatives and underlying debt	$(61)	$29
Capital contributions from Boeing and Boeing Capital Services Corporation	$4	$3

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us”, “we”, “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). Boeing Capital Services Corporation owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, that are necessary to present fairly the condensed consolidated balance sheets and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2003, which contains the latest available audited consolidated financial statements and notes.

Certain reclassifications of previously reported amounts have been made in the condensed consolidated financial statements to conform to current reporting.

As discussed in Note 2, on May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our Commercial Financial Services business. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. We intend to dispose of the remaining assets identified to the Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations for all periods. In addition, unless specifically noted, amounts disclosed in the notes to condensed consolidated financial statements are from continuing operations.

In conjunction with the disposal of our Commercial Financial Services business and consistent with our strategic priority to support the sale of Boeing products and services by arranging, structuring or providing financing, we reassessed our external segment reporting structure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This reassessment included an evaluation of our internal operating structure, which took into account the level for which management makes operating decisions and assesses performance, as well as the economic characteristics shared by our internal operating segments. Accordingly, we determined we have one reportable segment for external segment reporting purposes, primarily consisting of our Aircraft Financial Services business.

Note 2 – Discontinued Operations

On May 2, 2004, Boeing’s Board of Directors approved a plan to sell all of the assets and business operations of our Commercial Financial Services business. This plan was approved by our Board of Directors on May 21, 2004. On May 24, 2004, we entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to our Commercial Financial Services business. The assets to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Final closing may occur subsequent to July 30, 2004, subject to mutual agreement between the parties.

As of June 30, 2004, we had received $1.6 billion in cash proceeds from this sale, and we expect to receive approximately $450 million in additional cash proceeds through the date of the completion of the sales. The purchase price to be paid for the assets transferred at each closing is determined based on the net asset value of the assets, plus a total premium of $140 million. The purchase price is subject to adjustment after closing based on an independent audit of our determination of net asset value, and further adjustments based on gains or losses on assets after closing.

Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, we established a liability of $90 million at June 30, 2004, attributable to the assets sold, which included $54 million previously reported as an allowance for losses on receivables transferred to GECC. Future adjustments may be taken as circumstances dictate.

We intend to dispose of the remaining assets identified to the Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations. Income associated with the Commercial Financial Services business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the Commercial Financial Services business that will be assumed by GECC or other buyers.

In the second quarter of 2004, we recognized a net gain on disposal of discontinued operations of $21 million ($14 million net of tax). This included a gain of $38 million ($25 million net of tax) related to the sale of assets to GECC and a loss of $17 million ($11 million net of tax) related to the revaluation of the remaining Commercial Financial Services assets to the lower of carrying value or fair value less costs to sell. This revaluation loss related principally to two 737 Boeing Business Jets (“BBJs”) on lease to Boeing and are part of the Commercial Financial Services portfolio classified as assets of discontinued operations. Early termination of the lease under terms of the intercompany contract would have required Boeing to purchase the BBJs for a stipulated amount based on the date of the termination. Since we, as well as Boeing, will report the Commercial Financial Services business as discontinued operations following the same basis of accounting, we recorded the valuation loss on the BBJs, which we continue to own, and elected not to enforce Boeing’s obligation to purchase the BBJs at the contractually stipulated value. Both parties elected to terminate the intercompany lease on May 31, 2004. As a result, our reported net gain on disposal of discontinued operations will be the same as that reported by our parent, Boeing. We will realize the proceeds of any future dispositions, including any related gains or losses.

Upon completion of the sale to GECC, we expect to recognize a total gain of approximately $42 million ($27 million net of tax).

Operating results of the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Revenues	$40	$55	$96	$114

Income from discontinued operations	$11	$12	$25	$25
Provision for income taxes	4	4	9	9
Income from discontinued operations, net of tax	$7	$8	$16	$16

Net gain on disposal of discontinued operations	$21	$—	$21	$—
Provision for income taxes	7	—	7	—
Net gain on disposal of discontinued operations, net of tax	$14	$—	$14	$—

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows:

(Dollars in millions)	June 30, 2004	December 31, 2003
Financing leases	$135	$724
Notes and other receivables	167	727
Allowance for losses on receivables	—	(48)
Equipment under operating leases, net of accumulated depreciation	182	686
Equipment held for sale or re-lease, net of accumulated depreciation	87	46
Assets of discontinued operations	$571	$2,135

Note 3 – Portfolio Quality

(Dollars in millions)	June 30, 2004	December 31, 2003
Receivables:
Financing leases	$3,471	$3,573
Notes and other receivables	2,488	2,379
	5,959	5,952

Equipment under operating leases, net of accumulated depreciation	3,492	3,406
Investments	432	475
Equipment held for sale or re-lease, net of accumulated depreciation	148	232
Total portfolio	$10,031	$10,065

Non-performing assets:
Nonaccrual receivables	$419	$450
Non-performing equipment under operating leases, net of accumulated depreciation	75	77
Equipment held for sale or re-lease, net of accumulated depreciation	148	232
	$642	$759

Ratio of nonaccrual receivables to total receivables	7.0%	7.6%
Ratio of total non-performing assets to total portfolio	6.4%	7.5%

Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal becomes doubtful. Accounts greater than 90 days past due are generally placed on non-accrual. Income recognition is resumed when the lease or notes and other receivables become contractually current and performance is demonstrated to have been resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income. During the six months ended June 30, 2004, we received cash of $12 million and reported income of $12 million.

At both June 30, 2004 and December 31, 2003, we had no receivables or equipment under operating leases with amounts past due greater than 90 days with income still accruing.

Note 4 – Allowance for Losses on Receivables

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Allowance for losses on receivables at beginning of year	$303	$219
Provision for losses	9	140
Write-offs, net of recoveries	(21)	(9)
Allowance transferred from Boeing and Boeing Capital Services Corporation	11	—
Allowance for losses on receivables at end of period	$302	$350

Allowance as a percentage of total receivables	5.1%	5.9%
Net write-offs as a percentage of average receivables	0.3%	0.2%

More than 90 days delinquent:
Amount of delinquent installments	$11	$26
Total receivable balance related to delinquent installments	$237	$740
Total receivable balance related to delinquent installments as a percentage of total receivables	4.0%	12.4%
Total of all receivables due from delinquent obligors	$419	$1,704
Total of all receivables due from delinquent obligors as a percentage of total receivables	7.0%	28.5%

At June 30, 2004 and 2003, Hawaiian Holdings, Inc. (“Hawaiian”) represented $412 million and $463 million, respectively, of our total receivables portfolio. Of this amount, $230 million and $95 million represented receivables that had installments of $5 million and $4 million that were more than 90 days delinquent at June 30, 2004 and 2003, respectively.

Our portfolio at the end of the second quarter of 2004 totaled $10.0 billion, of which $9.2 billion was related to Boeing products, primarily commercial aircraft. While monthly traffic levels continue to be at or above traffic levels carried by the airlines in 2000, the effects of the 2001 to 2003 airline industry downturn continue to impact commercial aircraft values. Published sources and recent market transactions indicate that values for various aircraft types serving as collateral in our portfolio remain depressed. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have experienced more moderate declines. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels.

In October 2003, Boeing announced the decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. However, due to the impacts of September 11, 2001 and the prolonged downturn in the airline industry, 757 aircraft values have already declined. While we continue to believe in the utility and marketability of the 757 aircraft, we are unable to predict whether or how the end of the 757 program, as well as overall market conditions, may impact 757 aircraft values and rental rates. At June 30, 2004, $1.6 billion of our portfolio was collateralized by 757 aircraft. This included $1.3 billion of passenger aircraft (35 aircraft at 11 operators). At June 30, 2004, we were the beneficiary under guarantees from Boeing covering $633 million of this portion of our portfolio. The remainder of the 757 portfolio consisted of converted freighters on long-term lease. Should the 757 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

The 717 program continuity is dependent on the outcome of Boeing’s current sales campaigns. While we continue to believe in the utility and marketability of the 717 aircraft, we are unable to predict whether or how an ending of the 717 program, as well as overall market conditions, would impact 717 aircraft values and rental rates. At June 30, 2004, $2.3 billion of our portfolio was collateralized by 717 aircraft. At June 30, 2004, we were the beneficiary under $1.6 billion of guarantees from Boeing covering $2.2 billion of our portfolio. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we review a receivable for impairment when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that consideration of these factors in the future will not result in an increase to the allowance for losses on receivables.

The carrying amounts of impaired receivables are as follows:

(Dollars in millions)	June 30, 2004	December 31, 2003
Impaired receivables with specific impairment allowance	$489	$483
Impaired receivables with no specific allowance (1)	1,116	1,122
	$1,605	$1,605

(1)          Of the $1,116 million and $1,122 million at June 30, 2004 and December 31, 2003, respectively, $1,073 million and $1,076 million, respectively, related to the receivables from United Airlines (“United”) secured by 767 aircraft and 777 aircraft. During the third quarter of 2003, we completed a restructuring of these receivables, as discussed further in Note 9. Although United is performing under the terms of the restructuring at June 30, 2004, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though it is performing under the restructured agreement, continues to be deemed impaired.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

(Dollars in millions)	June 30, 2004		December 31, 2003
Allocated to specific reserves	$110	36.4%	$105	34.7%
Allocated for general purposes (1)	192	63.6	198	65.3
	$302	100.0%	$303	100.0%

(1)          The allocation for general purposes represents our best estimate of losses in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

At June 30, 2004, we were the beneficiary under $2.9 billion of guarantees, principally from Boeing, with respect to portfolio transactions totaling $4.5 billion (45.0% of our total portfolio), which mitigates our risk.

Note 5 – Investments

The following table shows the impact of investments we accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We record available-for-sale securities in investments at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as asset impairment expense. We record held-to-maturity securities at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the condensed consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as asset impairment expense.

Fair values for investment securities are based on quoted market prices from investment bank dealers, where available. Since the majority of our securities are illiquid non-traded securities, fair values are based on quoted dealer estimates. We substantiate these quoted dealer estimates by performing a reasonableness test. Our general practice is to request spread levels over U.S. Treasury benchmarks from dealers and compare those levels to that of similar public securities.

Available-for-sale and held-to-maturity securities consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2004
Available-for-Sale	$11		$—	$(2)	$9
Held-to-Maturity (1)(3)	422	(2)	—	(108)	314
	$433		$—	$(110)	$323

December 31, 2003
Available-for-Sale	$20		$1	$—	$21
Held-to-Maturity (1)	453		—	(57)	396
	$473		$1	$(57)	$417

(1)          Primarily consists of pass-through trust certificates, commonly known as EETCs.

(2)          Related to the $422 million at June 30, 2004, we had $10 million in guarantees from Boeing and $5 million in guarantees from a third party.

(3)          These securities have been in a continuous unrealized loss position for 12 months or longer.

At June 30, 2004, our held-to-maturity investments included $400 million of subordinated debt investments in several EETCs. These EETCs are financing arrangements that are regularly used by airlines to finance pools of aircraft. Our largest holding of EETC investments with a single customer at June 30, 2004, was $185 million in D tranche subordinated debt issued by a trust sponsored by Delta Air Lines, Inc. Approximately $369 million of the above amount relates to investments that were acquired in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETC investments are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

At June 30, 2004, our held-to-maturity investments also included $22 million of investments in mandatorily redeemable preferred stock that had been in a continuous unrealized loss position for 12 months or longer. Of this amount, $17 million was related to an investment in mandatorily redeemable preferred stock in ATA Holdings Corp. (“ATA”). ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 is other-than-temporarily impaired. Accordingly, during the second quarter of 2004 we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29 million. Of this amount, $17 million of pre-tax unrealized loss ($11 million net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense due to the other than temporary impairment of the held-to-maturity investment.

At June 30, 2004 and December 31, 2003, none of our available-for-sale and held-to-maturity securities was considered investment grade securities.

At June 30, 2004, maturities of available-for-sale and held-to-maturity securities were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$317	$226
Due from six to ten years	11	9	57	45
Due after ten years	—	—	48	43
	$11	$9	$422	$314

Note 6 – Impairment Review for Equipment under Operating Leases and Held for Sale or Re-Lease

When events or circumstances indicate (and no less than annually), we review the carrying amount of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. For the second quarter of 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease maturing within two years or where known events may indicate impairment. We recognize an impairment loss for aircraft and equipment under operating lease and held for re-lease when the expected undiscounted cash flow over the remaining useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the six months ended June 30, 2004 and 2003, we recorded pre-tax non-cash charges totaling $15 million and $48 million, respectively, to record impairments of aircraft and equipment under operating lease and held for sale or re-lease.

See Note 4 for a discussion on the 757 and 717 programs.

Note 7 – Debt and Credit Agreements

(Dollars in millions)	June 30, 2004	December 31, 2003
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$5	$5
4.75% note due 2008	494	504
5.65% note due 2006	1,025	1,032
5.75% note due 2007	747	749
5.80% note due 2013	603	610
6.10% note due 2011	768	774
6.50% note due 2012	749	759
7.10% note due 2005	499	499
7.375% note due 2010	530	544
3.44% Euro medium-term note due 2004	51	61
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	42	43
4.84% - 5.79% non-recourse notes due through 2013	40	41
3.15% - 6.75% retail medium-term notes due through 2017	874	874
1.59% - 7.64% medium-term notes due through 2023	1,702	2,240
1.69% secured debt, proceeds of securitization due through 2009	—	89
1.67% - 7.35% capital lease obligations due through 2015	303	329
	8,432	9,153

Subordinated debt:
8.31% medium-term note due 2004	20	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	24	24
	$8,456	$9,177

On February 16, 2001, we filed a public shelf registration of $5.0 billion of debt securities with the Securities and Exchange Commission (“SEC”). As of June 30, 2004, an aggregate amount of $402 million, allocated to our Series XI medium-term program, remains available for potential debt issuance.

On February 22, 2002, we filed a public shelf registration of $5.0 billion of debt securities with the SEC. As of June 30, 2004, an aggregate amount of $3 billion (which includes $119 million of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, we established a $1.5 billion Euro medium-term note program. As of June 30, 2004, an aggregate amount of $1.4 billion remains available for potential debt issuance.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At June 30, 2004, as well as during the period, we were in compliance with these and all debt covenants.

Since November 21, 2003, $750 million of Boeing’s five-year revolving credit line expiring in 2008 has been exclusively available to us. This is in addition to $1.25 billion of Boeing’s $2.5 billion 364-day revolving credit line, which is exclusively available to us. At June 30, 2004, there were no amounts outstanding under these agreements.

On July 26, 2004, we redeemed $1.0 billion face value of our outstanding senior notes. See Note 12 for a discussion on our July 26, 2004 debt redemption.

Note 8 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap and cross currency swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effect of these strategies on the condensed consolidated financial statements.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For the six months ended June 30, 2004 and 2003, we recorded $8 million and $5 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax charge of $21 million. For the six months ended June 30, 2003, we recorded $1 million of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of June 30, 2004 and December 31, 2003, we recorded net unrealized gains of $1.3 million ($0.8 million net of tax) and net unrealized losses of $3 million ($2 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

For the six months ended June 30, 2004 and 2003, unrealized losses (net of tax) of $0.3 million and $0.2 million, respectively, included in accumulated other comprehensive income/loss were reclassified to interest expense (for interest swaps) or other expense (for cross currency swaps). During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $1 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of June 30, 2004 and December 31, 2003, we recorded net unrealized losses of $1.1 million ($0.7 million net of tax) and $1.4 million ($0.9 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the six months ended June 30, 2004 and 2003, the interest exchange agreements resulted in realized losses of $6 million and $2 million, respectively, and the related interest rate swaps resulted in gains of $5 million and $1 million, respectively. For the six months ended June 30, 2004 and 2003, unrealized losses (net of tax) of $0.2 million and $0.4 million, respectively, from accumulated other comprehensive income/loss and gains of $1 million and $2 million, respectively, from the basis adjustment to underlying liabilities were amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $0.4 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $2 million gain from the basis adjustment to underlying liabilities.

During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9 million. As of June 30, 2004 and December 31, 2003, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $10 million and $8 million, respectively. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million. For the six months ended June 30, 2004 and 2003, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in an addition to other income of $1 million and $20 million, respectively.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

United accounted for $1.2 billion (11.5%) of our total portfolio at both June 30, 2004 and December 31, 2003. At June 30, 2004, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At June 30, 2004, United was our second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. Subsequent to June 30, 2004, United successfully extended its debtor-in-possession financing credit facilities through June 30, 2005 subject to approval by the bankruptcy court and increased its available funds by $500 million. United is continuing to pursue alternative financing through private investors. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767 aircraft and 13 777 aircraft were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757 aircraft in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. At June 30, 2004, United was current on all of its obligations related to these 20 aircraft.

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

ATA accounted for $722 million and $743 million (7.2% and 7.4%) of our total portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the ATA portfolio primarily consisted of 12 757 aircraft and an investment in ATA mandatorily redeemable preferred stock with a face value of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of the rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables.

ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 is other-than-temporarily impaired. Accordingly, during the second quarter of 2004 we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29 million.

Hawaiian accounted for $481 million and $506 million (4.8% and 5.0%) of our total portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Hawaiian portfolio primarily consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. We permitted Hawaiian to return two 717 aircraft leased by us. These 717 aircraft were leased to a third party in the first quarter of 2004. In February 2004, we filed in court, as a co-proponent with Corporate Recovery Group, a plan of reorganization for Hawaiian, which would include among other things a revision of our lease terms resulting in a substantial decrease in our rentals from Hawaiian. Taking into account the specific reserves allocated for the Hawaiian receivables, we do not expect that our transactions with Hawaiian will have a material adverse effect on our earnings, cash flows and/or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $415 million and $424 million (4.1% and 4.2%) of our total portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the VARIG portfolio consisted of two 737 aircraft and nine MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $322 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

We have reviewed our obligations due from our customers for collectibility and have established specific or general allowances as we deemed necessary. In addition to the customers discussed above, some other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Outstanding Funding Commitments

At June 30, 2004, we had commitments to provide leasing and other financing totaling $110 million, which included $75 million of intercompany commitments with Boeing. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

•                  up to $110 million may be funded in less than one year.

Additionally, Boeing and Boeing Capital Services Corporation had unfunded aircraft financing commitments at June 30, 2004 of $3.3 billion. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

•                  up to $409 million may be funded in less than one year,

•                  an additional $1.8 billion may be funded in one to three years,

•                  an additional $593 million may be funded in four to five years, and

•                  an additional $493 million may be funded in a period extending beyond five years.

We expect to ultimately fund a portion of these unfunded commitments.

Note 10 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides data regarding our third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the condensed consolidated balance sheets reflects our best estimate of future payments we may be required to make as part of fulfilling our guarantor obligations.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Amount of Liabilities (2)
June 30, 2004
Residual value guarantees	$75	$75	$4
Deficiency guarantees (1)	7	—	—
	$82	$75	$4

December 31, 2003
Residual value guarantees	$75	$75	$4
Credit guarantees	25	25	—
Deficiency guarantees (1)	7	—	—
	$107	$100	$4

(1)          This amount is indemnified by Boeing.

(2)          Amounts included in other liabilities.

We have issued residual value guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft, and expire within the next six years.

We have issued credit and deficiency guarantees. Under these arrangements, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments. Current outstanding credit and deficiency guarantees expire within the next eight years.

Material Variable Interests in Unconsolidated Entities

Our investments in ETCs, EETCs and special purpose entities (“SPEs”) are included in the scope of Revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” but do not require consolidation. Airlines regularly utilize an SPE called a Pass Through Trust to finance aircraft. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called pass-through certificates. The most common forms of pass-through certificates sponsored by airlines are ETCs and EETCs. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and the corresponding claim on the aircraft, the basic function of the Pass Through Trust in an ETC or EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of a lower coupon and/or greater debt capacity. We participate in several ETCs and EETCs as an investor. We are also an investor in entities engaged in financing arrangements with third parties and are accounting for these investments under the equity method.

Additionally, we are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. We also use other SPEs that are fully consolidated in our financial statements. Both SPE arrangements are used for other business reasons, including:

•                  to isolate individual transactions for legal liability or tax purposes, or

•                  to perfect security interests for us as well as, in some cases, that of third-party lenders in certain leveraged lease transactions.

Our receivables from these SPEs and investment in ETCs and EETCs aggregated $559 million at June 30, 2004, which represents our maximum exposure to economic loss. During the six months ended June 30, 2004, we recorded revenues of $25 million and had cash inflows of $78 million relating to these investments. At June 30, 2004, the variable interest entities (“VIEs”) in which we have invested had total assets of $5.7 billion and related debt (which is non-recourse to us) of $5.1 billion.

Note 11 –Transactions with Boeing

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At June 30, 2004, we were the beneficiary under $2.9 billion of guarantees from Boeing. We recorded the following activity under the intercompany guarantee agreements:

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Guarantee payments applied to income	$8	$35
Guarantee payments applied to reduce net asset value of related aircraft	3	10
	11	45
Fees	(1)	(2)
Net guarantees received	$10	$43

For a period of time, Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the six months ended June 30, 2004 and 2003, we recognized income of $21 million and $26 million, respectively, under these agreements.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded additional charges of $34 million and $52 million, respectively, for the six months ended June 30, 2004 and 2003, respectively, related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the six months ended June 30, 2004 and 2003, we recorded financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) from Boeing, exclusive of guarantees and subsidies, of $9 million and $13 million, respectively.

We recognized new business volume of $376 million and $784 million for the six months ended June 30, 2004 and 2003, respectively, related to our purchase of aircraft and equipment from Boeing.

During the second quarter of 2004, we agreed to nullify an intercompany stipulated loss contract with Boeing on two BBJ aircraft. See Note 2 for a discussion on the nullification of the intercompany stipulated loss contract.

Additionally, during the second quarter of 2004, $11 million of allowance for losses on receivables was transferred from Boeing pursuant to an intercompany agreement that was subsequently terminated.

Note 12 - Subsequent Event

On July 26, 2004, we exercised our right to redeem $1.0 billion face value of our outstanding senior notes. This redemption included the entire principal amount, equal to $500 million face value, of our 7.10% senior notes due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. We also redeemed $500 million face value of our 5.65% senior notes due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. We expect to recognize a loss of $52 million during the third quarter of 2004 related to this early debt redemption. This transaction will be reflected in our September 30, 2004 condensed consolidated financial statements.

Item 2.  Management’s Narrative Analysis of Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the notes to condensed consolidated financial statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of these statements may include, but are not limited to, wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the effects of Severe Acute Respiratory Syndrome (“SARS”) or other diseases, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including, but not limited to, our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and the continuing impact on the airline industry, wars, SARS or other diseases, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans and strategy, including the transition of our Long Beach, California administrative groups to Renton, Washington, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Business Environment and Trends

Our strategic direction has shifted from a focus on growing the portfolio to a focus on supporting Boeing’s major operating units and managing overall corporate exposures. For the commercial aircraft market, we facilitate, arrange and provide financing to Boeing Commercial Airplanes’ customers. For our space and defense markets, we primarily engage in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems’ customers. In addition, we are continuing to enhance our risk management activities to manage exposures associated with our current portfolio and future business activities. We expect to satisfy any external funding needs through access to our traditional capital market funding sources.

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our Commercial Financial Services business. The assets to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Final closing may occur subsequent to July 30, 2004, subject to mutual agreement between the parties. See Note 2 of the notes to condensed consolidated financial statements for a discussion on the disposition of Commercial Financial Services.

At June 30, 2004, our primary operations consisted of Aircraft Financial Services. Our portfolio consisted of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a severe shock from the terrorist attacks of September 11, 2001, generating on going traveler concerns and additional costs for security.

World-wide economic growth continued during the second quarter of 2004. Led by the strong economic growth in the U.S. and China, world air travel levels were at or above traffic levels carried by the airlines in 2000. This strong volume of air travel will not necessarily generate strong airline profits because of a weak pricing environment and persistently high oil and fuel prices. Airlines are in an increasingly competitive situation with fast-growing low-cost, low-fare competitors placing significant pricing pressure in an increasing number of air travel markets. Persistently high oil and fuel prices are placing cost pressure on airlines, increasing world-wide airline operating costs by billions of dollars. The ability of airlines to pass these costs on to their customers is limited by the competitive environment. Consequently, some airlines, particularly large U.S. network carriers, are facing significant losses again in 2004 and may face significant financial difficulties. Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 SARS outbreak in Asia, new armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are parked and currently out of service. Approximately 1,900 aircraft (11% of world fleet) continue to be parked, including both in production and out of production aircraft types. This is a decrease of approximately 100 aircraft from the number of aircraft parked at March 31, 2004.

Published sources and recent market transactions indicate that values for various aircraft types serving as collateral in our portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of June 30, 2004. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position. See Note 9 of the notes to condensed consolidated financial statements for a discussion on our restructurings and restructuring requests.

In October 2003, Boeing announced the decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. However, due to the impacts of September 11, 2001 and the prolonged downturn in the airline industry, 757 aircraft values have already declined. While we continue to believe in the utility and marketability of the 757 aircraft, we are unable to predict whether or how the end of the 757 program, as well as overall market conditions, may impact 757 aircraft values and rental rates. At June 30, 2004, $1.6 billion of our portfolio was collateralized by 757 aircraft. This included $1.3 billion of passenger aircraft (35 aircraft at 11 operators). At June 30, 2004, we were the beneficiary under guarantees from Boeing covering $633 million of this portion of our portfolio. The remainder of the 757 portfolio consisted of converted freighters on long-term lease. Should the 757 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

The 717 program continuity is dependent on the outcome of Boeing’s current sales campaigns. While we continue to believe in the utility and marketability of the 717 aircraft, we are unable to predict whether or how an ending of the 717 program, as well as overall market conditions, would impact 717 aircraft values and rental rates. At June 30, 2004, $2.3 billion of our portfolio was collateralized by 717 aircraft. At June 30, 2004, we were the beneficiary under $1.6 billion of guarantees from Boeing covering $2.2 billion of our portfolio. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

At June 30, 2004, we had $148 million of assets that were held for sale or re-lease, of which $70 million were identified with a firm contract to sell or place on lease. In the next 12 months, leases related to approximately $218 million (2.2%) of our portfolio expire and we will need to re-lease or sell these assets into the market. If we are unable to place or sell these assets into revenue-generating service, our results of operations could be impacted.

Consolidated Results of Operations

Overview

Our net income was $89 million for the six months ended June 30, 2004 compared with a net loss of $17 million for the same period in 2003, a change of $106 million. The increase in net income is primarily attributable to the following factors, which are described without tax effect:

•                  net gain on disposal of discontinued operations of $21 million during the first six months of 2004,

•                  net gains from asset sales of $19 million in the first six months of 2004 as compared with net losses of $2 million for the same period in 2003, and

•                  provision for losses of $9 million during the first six months of 2004 as compared with $140 million for the same period in 2003.

We completed our portfolio review for the second quarter of 2004. Based upon current market conditions, we recorded asset impairment expense of $31 million and recorded a $4 million general provision for losses during the second quarter of 2004. During the six months ended June 30, 2004, we recorded asset impairment expense of $44 million and recorded a $9 million general provision for losses. Asset impairment expense during the three and six months ended June 30, 2004, included $29 million related to an other than temporary impairment of a held-to-maturity investment. No additional provision for losses was recorded during the three and six months ended June 30, 2004. By comparison, during the first six months of 2003 we recognized $48 million of asset impairment expense and recorded a general provision for losses of $10 million and an additional provision for losses of $130 million. The 2003 amounts were driven by the decline in the credit worthiness of our customers over the preceding two years and the fact that aircraft equipment values had dropped significantly over the past few years. We carefully monitor the credit worthiness of our customers and the relative value of aircraft equipment since we remain at risk to defaults and decreases in the value of aircraft equipment and the associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment.

Our portfolio at June 30, 2004 totaled $10.0 billion, which is essentially unchanged from December 31, 2003, slightly up from the June 30, 2003 portfolio balance of $9.7 billion. Our new business volume for the six months ended June 30, 2004 is 56.6% less than that recorded for the same period in 2003 primarily as a result of reduced demand for commercial aircraft financings. Asset run-off was $281 million for the six months ended June 30, 2004 compared with $396 million for the same period in 2003 and $702 million for the year ended December 31, 2003. As a result of the disposition of our Commercial Financial Services business in the second quarter of 2004, we have revised our 2004 and 2005 projections to exclude the operating results of the Commercial Financial Services business. Accordingly, we expect our portfolio to remain relatively flat for 2004, and to remain below $0.5 billion of growth in 2005. Our total revenues are expected to approximate $1.0 billion in both 2004 and 2005. We also expect our return on assets to be approximately 0.8% in 2004, and greater than 1.0% in 2005. The change in our return on assets expectations from greater than 1.0% to 0.8% was the result of a $52 million charge related to the early extinguishment of $1.0 billion in debt from the proceeds of the sale of the Commercial Financial Services business, which will occur during the third quarter of 2004.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Finance lease income	$115	$118
Interest income on notes receivable	92	78
Operating lease income	216	204
	$423	$400

Financing revenues for the six months ended June 30, 2004 were $423 million compared with $400 million for the same period in 2003, an increase of $23 million (5.8%). The fluctuations within each component of financing revenues closely follow the change in portfolio mix from the first six months of 2003 to the same period in 2004.

Investment income for the six months ended June 30, 2004 was $20 million compared with $25 million for the same period in 2003, a decrease of $5 million (20.0%). The decrease was primarily due to lower income recognized for debt and equity investments.

Net gain (loss) on disposal for the six months ended June 30, 2004 was $19 million compared with ($2) million for the same period in 2003, a change of $21 million. The increase was primarily due to an $18 million gain on sale of a portion of a notes receivable during the first quarter of 2004. These types of gains are intermittent in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment is returned. There can be no assurance that we will recognize these gains in the future.

Other income for the six months ended June 30, 2004 was $18 million compared with $33 million for the same period in 2003, a decrease of $15 million (45.5%). The decrease was primarily due to a $19 million realized derivative gain earned in the first six months of 2003. No such gain was recognized during the same period in 2004.

Equity in loss from joint venture for the six months ended June 30, 2004 was nil compared with a loss of $1 million for the same period in 2003. The 2003 loss consisted of the net loss from operations in our interest in the BATA joint venture, which we previously accounted for under the equity method. In the third quarter of 2003, an amendment to the BATA agreement was finalized by ATA and us, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated.

Interest expense for the six months ended June 30, 2004 was $173 million compared with $179 million for the same period in 2003, a decrease of $6 million (3.4%). The decline in interest expense is primarily due to an 8.8% reduction in the debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the six months ended June 30, 2004 was $109 million compared with $103 million for the same period in 2003, an increase of $6 million (5.8%). Growth in equipment under operating leases was primarily responsible for the increase.

Provision for losses for the six months ended June 30, 2004 was $9 million compared with $140 million for the same period in 2003, a decrease of $131 million (93.6%). The provision for losses includes a general provision and an additional provision. The general provision, which primarily relates to the size of the receivables portfolio, was $9 million for the six months ended June 30, 2004 compared with $10 million for the same period in 2003. An additional provision of $130 million was recorded during the first six months of 2003 due to our recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses. Any additional provision to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy the aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

Operating expenses, which consists of general and administrative expenses, for the six months ended June 30, 2004 was $28 million compared with $25 million for the same period in 2003, an increase of $3 million (12.0%). Higher operating expenses were due to non-recurring costs associated with consolidating our operations to Renton, Washington, and the implementation of our revised strategy.

Asset impairment expense for the six months ended June 30, 2004 was $44 million compared with $48 million for the same period in 2003, a decrease of $4 million (8.3%). During the first six months of 2004, asset impairment expense included $29 million related to an other than temporary impairment of a held-to-maturity investment and $15 million of specific impairment charges related primarily to aircraft trading during the second quarter of 2004. The asset impairment expense in the comparable period of 2003 was due to a decline in the values of aircraft equipment under operating leases and held for sale or re-lease.

Other expenses for the six months ended June 30, 2004 were $32 million compared with $26 million for the same period in 2003, an increase of $6 million (23.1%). The increase was primarily attributable to an increase of $28 million in aircraft maintenance and storage expenses in the first six months of 2004, partially offset by a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Minority interest for the six months ended June 30, 2004, was $3 million compared with nil for the same period in 2003. The income during the first six months of 2004 related to our interest in the BATA joint venture.

Provision (benefit) for income taxes for the six months ended June 30, 2004 was $29 million compared with ($33) million for the same period in 2003, a change of $62 million. The pre-tax income for the first six months of 2004 compared with the pre-tax loss for the same period in 2003 was primarily responsible for the increase. During the six months ended June 30, 2003, the difference between the effective income tax rate and the federal statutory rate was primarily due to an extraterritorial income tax benefit.

Income from discontinued operations, net of tax, for the six months ended June 30, 2004 and 2003, was $16 million. Income from discontinued operations includes the operating results of our Commercial Financial Services business that we disposed of in May 2004. The Commercial Financial Services revenues for the six months ended June 30, 2004 was $96 million compared with $114 million for the same period in 2003, a decrease of $18 million (15.8%).

Net gain on disposal of discontinued operations, net of tax, for the six months ended June 30, 2004 was $14 million compared with nil for the same period in 2003. This included a net gain of $25 million related to the sale of assets of our Commercial Financial Services business to GECC and a net loss of $11 million related to the revaluation of discontinued operations assets held for sale at June 30, 2004, to the lower of carrying value or fair value less costs to sell.

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

Per the sales agreement with GECC, we will receive total proceeds of $2.1 billion for the sale of our Commercial Financial Services business, of which we received a total of $1.6 billion as of June 30, 2004. The proceeds from the Commercial Financial Services sale will be used primarily to pay costs associated with the Commercial Financial Services sale, settle related deferred tax positions, fund new business volume, repurchase debt, and make dividend payments to Boeing. As discussed in “Debt Issuances and Redemptions” below, on July 26, 2004, we completed the repurchase of $1.0 billion face value of outstanding debt.

Risks that could affect our sources of liquidity include among others:

•              a severe or prolonged downturn in the economy,

•              additional restructurings, defaults or bankruptcies by airlines, and

•              a decrease in our credit ratings.

Following the events of September 11, 2001, we reduced our leverage to account for the related increased business risks. We continually assess our leverage, generally as measured by our debt-to-equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolios; general market conditions, especially those associated with our customers; and our ability to access the capital markets.

On December 23, 2003, we entered into a support agreement with Boeing that included a liquidity provision. Under this provision, Boeing has committed itself to make contributions to us to the extent our fixed charge coverage falls below 1.05-to-1 and to maintain our tangible net worth at a level of at least $50 million.

Interest Rate Exposure

Our assets and liabilities expose us to interest rate risk to the extent that those assets and liabilities are not exactly matched according to currency or maturity and repricing characteristics. The types and terms of borrowing and hedging instruments that are available to us in the market and possible changes in asset terms limit our ability to match assets and liabilities. We manage this mismatch risk, partly through the use of interest rate and currency swaps, and we do not believe we are exposed to material gains or losses due to interest rate or currency changes.

Debt Issuances and Redemptions

During the first six months of 2004, we did not issue any new senior debt. During the first six months of 2004, we repaid $664 million of debt. We had no commercial paper borrowings outstanding at June 30, 2004.

On July 26, 2004, we redeemed $1.0 billion face value of our outstanding senior notes. This included the entire principal balance, equal to $500 million face value, of our 7.10% senior notes due 2005 and $500 million face value of our 5.65% senior notes due 2006. See Note 12 of the notes to condensed consolidated financial statements for a discussion on our July 26, 2004 debt redemption.

Financing Interest Expense

Our financing-related interest expense for the six months ended June 30, 2004 was $173 million, compared with $179 million for the same period in 2003. Leverage (debt-to-equity ratio) at both June 30, 2004 and December 31, 2003, was 4.7-to-1, compared with 5.3-to-1 at June 30, 2003.

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

Given our current ratings and ratings outlook from the various credit rating agencies, we believe we have ready access to the capital markets. Due to the December 2003 support agreement established with Boeing, our credit ratings and spreads are very closely tied with those of Boeing. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing’s competitive positions in them. It is possible that these changes could affect our access to the capital markets.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 5.  Other Information

Summary of Portfolio Changes

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2004	Year Ended December 31, 2003
New business volume	$401	$1,774
Non-cash consolidation of BATA Leasing, LLC	—	21
Non-cash items from customer restructuring	—	(8)
Portfolio impairment	(45)	(98)
Asset run-off	(281)	(702)
Depreciation expense	(109)	(213)
Net change in portfolio balance	$(34)	$774

Significant Concentrations

The following table includes our five largest customers at June 30, 2004, with their related portfolio balances at December 31, 2003:

	June 30, 2004		December 31, 2003
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,521	15.2%	$1,483	14.7%
United	1,153	11.5	1,159	11.5
American	802	8.0	861	8.6
ATA	722	7.2	743	7.4
Hawaiian	481	4.8	506	5.0
	$4,679		$4,752

Our largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1.5 billion of our total portfolio at both June 30, 2004 and December 31, 2003. Our AirTran portfolio includes investments in AirTran EETCs totaling $31 million and $33 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the AirTran portfolio primarily consisted of 66 717 aircraft and EETC investments.

Our third largest customer, American, accounted for $802 million and $861 million of our total portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the American portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and final delivery payment loans on nine 767 aircraft and two 777 aircraft, which are adequately collateralized.

See Note 9 of the notes to condensed consolidated financial statements for a discussion on our customer restructuring requests with United, ATA and Hawaiian.

Portfolio by Product Type

Our portfolio consisted of the following product types:

(Dollars in millions)	Receivables (1)	Operating Leases (1)	Investments (4)		Held for Sale or Re-Lease	Total
June 30, 2004
717	$1,800	$494	$—		$—	$2,294
727 (2)	—	19	—		13	32
737	90	673	—		—	763
747	195	430	—		—	625
757	1,070	441	—		56	1,567
767	704	386	—		—	1,090
777	1,171	—	—		—	1,171
DC-9 (2)	—	—	—		1	1
MD-80 (2)	349	95	—		12	456
MD-90 (2)	82	—	—		49	131
DC-10 (2)	25	27	—		14	66
MD-11 (2)	155	728	—		—	883
Space and Defense Equipment	—	135	—		—	135
Other Aircraft and Equipment (3)	318	22	—		3	343
Asset Pools (5)	—	—	408		—	408
Other	—	42	24	(6)	—	66
	$5,959	$3,492	$432		$148	$10,031

December 31, 2003
717	$1,785	$394	$—		$18	$2,197
727 (2)	—	14	—		20	34
737	74	671	—		—	745
747	228	441	—		—	669
757	867	489	—		22	1,378
767	745	362	—		14	1,121
777	1,185	—	—		—	1,185
DC-9 (2)	3	1	—		1	5
MD-80 (2)	356	81	—		30	467
MD-90 (2)	84	—	—		50	134
DC-10 (2)	52	37	—		—	89
MD-11 (2)	163	676	—		72	911
Space and Defense Equipment	35	147	—		—	182
Other Aircraft and Equipment (3)	375	50	—		5	430
Asset Pools (5)	—	—	432		—	432
Other	—	43	43	(6)	—	86
	$5,952	$3,406	$475		$232	$10,065

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

(6)          Includes investments in mandatorily redeemable preferred stock and common stock.

At June 30, 2004, we owned 337 commercial aircraft and had partial ownership or security interest in an additional 224 aircraft, including those owned in joint ventures, EETC, ETC and other investment transactions.

At June 30, 2004, $9.2 billion (96.0%) of our portfolio, excluding investments, was collateralized by Boeing products.

At June 30, 2004, our aircraft related portfolio (excluding investments) was comprised of the following aircraft vintages:

2004 - 2000	58.0%
1999 - 1995	21.8
1994 - 1990	11.4
1989 - 1985	5.0
1984 and older	2.1
Secured by other collateral	1.7
100.0%

Guarantees

At June 30, 2004, we were the beneficiary under $2.9 billion of guarantees, primarily issued by Boeing, with respect to our portfolio transactions totaling $4.5 billion. Any guarantee calls that we make would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

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

The following table summarizes our guarantees at June 30, 2004:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,476	$396	$2,872
Other (1)	15	—	15
	$2,491	$396	$2,887

(1)          Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type at June 30, 2004 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
717	$1,582	$2,195
757	633	633
Out of production twin-aisle aircraft	367	528
Out of production single-aisle aircraft	86	114
Other Boeing and regional aircraft	219	1,021
	$2,887	$4,491

During the six months ended June 30, 2004, we recognized income of $8 million under these guarantees, all of which were from Boeing.

Portfolio by Region

At June 30, 2004, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Net Asset Value	% of Total Portfolio
Region
United States	$7,133	71.1%
Europe	1,223	12.2
Asia	847	8.4
Latin America	663	6.6
Australia	60	0.6
Africa	58	0.6
Canada	45	0.4
Caribbean	2	0.1
	$10,031	100.0%

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 10.1

Purchase and Sale Agreement, dated May 24, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 24, 2004.

Exhibit 10.2

Amendment and Joint Waiver, dated as of May 31, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated June 24, 2004.

	Exhibit 12	Computation of Ratio of Income to Fixed Charges.

	Exhibit 15	Report of Independent Registered Public Accounting Firm.

	Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

1.

Form 8-K dated April 30, 2004, for the purpose of disclosing information relating to Boeing Capital Corporation that was contained in The Boeing Company’s press release and webcast of first quarter 2004 financial results, dated April 28, 2004.

2.

Form 8-K dated May 24, 2004, for the purpose of disclosing that Boeing Capital Corporation has entered into an agreement to sell our Commercial Financial Services business to GE Commercial Finance, the business-to-business financial services unit of General Electric [NYSE: GE]. The transaction includes approximately $2 billion in assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholder and Board of Directors

Boeing Capital Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of shareholder’s equity and comprehensive income (loss) and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the condensed consolidated interim financial statements, the Company has discontinued a significant portion of its Commercial Financial Services business in May 2004. The gain on sale and results prior to the sale are included in income from discontinued operations in the accompanying condensed consolidated interim financial statements.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington
July 27, 2004

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

July 28, 2004	/S/ RUSSELL A. EVANS
Russell A. Evans
Chief Financial Officer (Principal Financial Officer)
and Registrant’s Authorized Officer

/S/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)