Form 10-Q
period 2004-09-30
BOEING CAPITAL CORP
filed 2004-10-27
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-10795

Boeing Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-2564584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Naches Ave., SW, 3rd Floor • Renton, Washington 98055
(Address of principal executive offices)

(425) 965-4002
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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 27, 2004: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I.     Financial Information

Item 1.    Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except par value)	2004	2003
ASSETS
Cash and cash equivalents	$585	$716
Receivables:
Financing leases	3,453	3,573
Notes and other receivables	2,269	2,379
	5,722	5,952
Allowance for losses on receivables	(232)	(303)
	5,490	5,649

Equipment under operating leases, net of accumulated depreciation	3,583	3,406
Investments	219	475
Assets held for sale or re-lease, net of accumulated depreciation	177	232
Assets of discontinued operations	234	2,135
Other assets	191	223
	$10,479	$12,836

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$169	$156
Other liabilities	341	249
Accounts with Boeing and Boeing Capital Services Corporation	189	58
Deferred income taxes	1,102	1,242
Debt:
Senior	7,164	9,153
Subordinated	4	24
	8,969	10,882

Commitments and contingencies – Note 9

Minority interest	8	12

Shareholder’s equity:
Common stock - $100 par value; authorized 100,000 shares; shares issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,270	1,263
Accumulated other comprehensive loss, net of tax	(3)	(10)
Income retained for growth	230	684
	1,502	1,942
	$10,479	$12,836

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2004	2003	2004	2003
REVENUES
Finance lease income	$60	$54	$175	$172
Interest income on notes receivable	46	49	138	127
Operating lease income	110	99	326	303
Investment income	5	13	25	38
Net gain on disposal	15	45	34	43
Other	17	27	35	60
	253	287	733	743

Equity in income from joint venture	—	1	—	—
	253	288	733	743

EXPENSES
Interest expense	89	90	262	269
Depreciation expense	56	54	165	157
Provision for losses	(51)	6	(42)	146
Operating expenses	20	13	48	38
Asset impairment expense	29	28	73	76
Debt redemption costs	52	—	52	—
Other	(1)	3	31	29
	194	194	589	715

Minority interest	1	—	4	—

Income from continuing operations before provision for income taxes	60	94	148	28
Provision for income taxes	21	38	50	5
Income from continuing operations	39	56	98	23

Income (loss) from discontinued operations, net of tax	(1)	8	15	24
Net gain on disposal of discontinued operations, net of tax	19	—	33	—
Net income	$57	$64	$146	$47

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions, except stated value)	Total	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Income Retained for Growth	Comprehensive Income
Balance at January 1, 2003	$1,656	$5	$1,090	$(17)	$578
Capital contributions from Boeing and Boeing Capital Services Corporation (1)	141	—	141	—	—
Net income	47	—	—	—	47	$47
Unrealized gain on derivative instruments, net of tax	6	—	—	6	—	6
Unrealized loss on investments, net of tax	(1)	—	—	(1)	—	(1)
Balance at September 30, 2003	$1,849	$5	$1,231	$(12)	$625	$52

Balance at January 1, 2004	$1,942	$5	$1,263	$(10)	$684
Capital contributions from Boeing and Boeing Capital Services Corporation (2)	7	—	7	—	—
Cash dividends to Boeing	(600)	—	—	—	(600)
Net income	146	—	—	—	146	$146
Reclassification adjustment for losses realized in net income, net of tax	9	—	—	9	—	9
Unrealized loss on investments, net of tax	(2)	—	—	(2)	—	(2)
Balance at September 30, 2004	$1,502	$5	$1,270	$(3)	$230	$153

(1)          Balance represents $136 million of cash contributions and $5 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.

(2)          Balance represents $7 million of non-cash contributions from Boeing and Boeing Capital Services Corporation.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at September 30, 2004 and 2003.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in millions)	2004	2003
OPERATING ACTIVITIES
Net income (1)	$146	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	184	198
Net gain on disposal of discontinued operations	(52)	—
Net gain on disposal	(47)	(49)
Provision for losses	(42)	146
Net (gain) loss on derivative instruments and investments	4	(31)
Asset impairment and other related charges	74	104
Share-based plans expense	7	5
Other non-cash adjustments related to discontinued operations	26	17
Provision (benefit) from deferred income taxes	(135)	136
Change in assets and liabilities:
Other assets	23	61
Accrued interest	(9)	(28)
Accounts payable and accrued expenses	13	(64)
Other liabilities	(48)	(8)
Accounts with Boeing and Boeing Capital Services Corporation	131	52
Other	(6)	(13)
Net cash provided by operating activities	269	573

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	1,867	—
Net change in short-term leases, notes and other receivables	—	126
Purchase of investments	(11)	(33)
Proceeds from available-for-sale investments	21	29
Proceeds from held-to-maturity investments	233	59
Purchase of equipment for operating leases	(186)	(509)
Proceeds from disposition of equipment and receivables	223	178
Collection of leases, notes and other receivables	223	399
Collection of leases, notes and other receivables of discontinued operations	127	196
Origination of leases, notes and other receivables	(295)	(1,143)
Net cash provided (used) by investing activities	2,202	(698)

FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	—	(73)
Proceeds from debt issuance	—	812
Repayment of debt	(2,002)	(688)
Cash dividends paid to Boeing	(600)	—
Capital contributions from Boeing and Boeing Capital Services Corporation	—	136
Net cash provided (used) by financing activities	(2,602)	187
Net increase (decrease) in cash and cash equivalents	(131)	62
Cash and cash equivalents at beginning of year	716	686
Cash and cash equivalents at end of period	$585	$748

(1)          Includes net income of $48 million and $24 million from discontinued operations for the nine months ended September 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended
	September 30,
(Dollars in millions)	2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease to financing receivables	$161	$92
Addition of equipment under operating leases	$(149)	$(98)
Reduction (addition) of assets held for sale or re-lease	$46	$(32)
Decrease to investments	$—	$22
Assumption of debt	$—	$42
Mark-to-market for fair value hedge derivatives and underlying debt	$3	$(1)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us”, “we”, “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). Boeing Capital Services Corporation owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, that are necessary to present fairly the condensed consolidated balance sheets and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2003, which contains the latest available audited consolidated financial statements and notes.

Certain reclassifications of previously reported amounts have been made in the condensed consolidated financial statements to conform to current reporting.

As discussed in Note 2, on May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our Commercial Financial Services business. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days subsequent to September 30, 2004. By the end of May 2005, we intend to dispose of the remaining assets identified to the Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations for all periods. In addition, unless specifically noted, amounts disclosed in the notes to condensed consolidated financial statements are from continuing operations.

In conjunction with the disposal of our Commercial Financial Services business during the second quarter of 2004 and consistent with our strategic priority to support the sale of Boeing products and services by arranging, structuring or providing financing, we reassessed our external segment reporting structure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This reassessment included an evaluation of our internal operating structure, which took into account the level for which management makes operating decisions and assesses performance, as well as the economic characteristics shared by our internal operating segments. Accordingly, we determined we have one reportable segment for external segment reporting purposes, primarily consisting of our Aircraft Financial Services business.

Note 2 – Discontinued Operations

On May 2, 2004, Boeing’s Board of Directors approved a plan to sell all of the assets and business operations of our Commercial Financial Services business. This plan was approved by our Board of Directors on May 21, 2004. On May 24, 2004, we entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to our Commercial Financial Services business. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days subsequent to September 30, 2004.

We intend to dispose of the remaining assets identified to the Commercial Financial Services business by the end of May 2005 that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations. Income associated with the Commercial Financial Services business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the Commercial Financial Services business that will be assumed by GECC or are expected to be assumed by other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

The purchase price paid or to be paid for the assets transferred at each closing is determined based on the net asset value of the assets, plus a total premium of $140 million that was paid as of June 30, 2004. The assets sold or to be sold to GECC consist of leases and financing arrangements having a carrying value of $1,879 million as of May 31, 2004. As of September 30, 2004, we had received $1,867 million in cash proceeds from this sale, and we expect to receive approximately $163 million in additional cash proceeds by the final closing date. The purchase price is subject to adjustment after closing based on an independent audit of our determination of net asset value, and further adjustments based on gains or losses on assets after closing.

We expect to recognize a total gain of approximately $63 million ($40 million net of tax) due to the sale of the Commercial Financial Services assets to GECC. The gain will be calculated as the $140 million premium less the increase in our reserve for future portfolio losses; estimated sales and excise taxes; and investment banking, transaction and legal fees. Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, we had established a liability of $89 million at September 30, 2004, to reserve for probable future portfolio losses, which included $54 million previously reported as an allowance for losses on receivables transferred to GECC. After the completion of the sales of certain remaining assets to GECC, future adjustments may be taken as circumstances dictate and will be recorded as part of our continuing operations.

In the second quarter of 2004, we recognized a net gain on disposal of discontinued operations of $21 million ($14 million net of tax). This included a gain of $38 million ($25 million net of tax) related to the sale of assets to GECC and a loss of $17 million ($11 million net of tax) related to the revaluation of the remaining Commercial Financial Services assets to the lower of carrying value or fair value less costs to sell. This revaluation loss related principally to two 737 Boeing Business Jets (“BBJs”) that were on lease to Boeing and were part of the Commercial Financial Services portfolio classified as assets of discontinued operations. Early termination of the lease under terms of the intercompany contract would have required Boeing to purchase the BBJs for a stipulated amount based on the date of the termination. Since we, as well as Boeing, are reporting the Commercial Financial Services business as discontinued operations following the same basis of accounting, we recorded the valuation loss on the BBJs, which we continue to own, and elected not to enforce Boeing’s obligation to purchase the BBJs at the contractually stipulated value. Both parties elected to terminate the intercompany leases on May 31, 2004. As a result, our reported net gain on disposal of discontinued operations is the same as that reported by our parent, Boeing. We will realize the proceeds of any future dispositions, including any related gains or losses.

In the third quarter of 2004, we recognized an additional gain on disposal of discontinued operations of $31 million ($19 million net of tax). This included a gain of $20 million ($12 million net of tax) related to the sale of assets to GECC and a gain of $11 million ($7 million net of tax) related to the reclassification to continuing operations of a valuation loss recorded on one BBJ during the second quarter of 2004. Boeing’s reassessment of its near term executive fleet requirements resulted in one BBJ being retained in its executive fleet. As a result, we plan to enter into a lease agreement with Boeing effective in the fourth quarter of 2004. Accordingly, the aircraft’s fair value of $43 million and valuation loss on disposal of $11 million were reclassified to continuing operations. We have not restated our financial statements for periods prior to the three months ended September 30, 2004 for amounts relating to the BBJ aircraft being retained and used as we have determined that the amounts are not material to our financial statements.

Operating results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2004	2003	2004	2003
Revenues	$—	$57	$96	$171

Income (loss) from discontinued operations	$(2)	$13	$23	$38
Provision (benefit) for income taxes	(1)	5	8	14
Income (loss) from discontinued operations, net of tax	$(1)	$8	$15	$24

Net gain on disposal of discontinued operations	$31	$—	$52	$—
Provision for income taxes	12	—	19	—
Net gain on disposal of discontinued operations, net of tax	$19	$—	$33	$—

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows:

	September 30,	December 31,
(Dollars in millions)	2004	2003
Finance leases	$10	$724
Notes and other receivables	104	727
Allowance for losses on receivables	—	(48)
Equipment under operating leases, net of accumulated depreciation	82	686
Assets held for sale or re-lease, net of accumulated depreciation	38	46
Assets of discontinued operations	$234	$2,135

Note 3 – Portfolio Quality

The portfolio of receivables, equipment under operating leases, investments and assets held for sale or re-lease consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2004	2003
Receivables:
Finance leases	$3,453	$3,573
Notes and other receivables	2,269	2,379
	5,722	5,952

Equipment under operating leases, net of accumulated depreciation	3,583	3,406
Investments	219	475
Assets held for sale or re-lease, net of accumulated depreciation	177	232
Total portfolio	$9,701	$10,065

Included in assets held for sale or re-lease, net of accumulated depreciation, at September 30, 2004, was $94 million of notes receivable that have been identified as available-for-sale and stated at the lower of carrying value or estimated fair value.

Non-Performing Assets

Non-performing assets (assets either not recognizing income on an accrual basis or equipment without current contractual lease revenue) consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2004	2003
Assets placed on non-accrual status:
Non-accrual receivables	$1,103	$450
Equipment under operating leases, net of accumulated depreciation	92	77
Assets held for sale or re-lease, net of accumulated depreciation	177	232
	$1,372	$759

Ratio of non-accrual receivables to total receivables	19.3%	7.6%
Ratio of total non-performing assets to total portfolio	14.1%	7.5%

At September 30, 2004 and December 31, 2003, ATA Holdings Corp. (“ATA”) represented $705 million and $743 million, respectively, of our total receivables portfolio. Due to ATA’s continued financial difficulties, in the third quarter of 2004 we placed ATA’s portfolio on non-accrual status. Additionally, we provided a specific impairment allowance to adequately reserve for our collateral exposure on our finance leases and note receivable with ATA. At both September 30, 2004 and December 31, 2003, ATA had no receivables with installments more than 90 days delinquent.

At September 30, 2004 and December 31, 2003, Hawaiian Airlines, Inc. (“Hawaiian”) represented $392 million and $436 million, respectively, of our total receivables portfolio and $68 million and $70 million, respectively, of our total equipment under operating leases portfolio. In September 2004 we reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of our leases and on the amount of our unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by us for the period of time prior to the September 2004 settlement and losses that would be incurred by us based on the difference between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved our unsecured claim against the Hawaiian estate and also approved the new terms of our restructured leases. In September we sold our unsecured claim to RC Aviation LLC (“Ranch”) for $53 million. In connection with the approval of our claim by the bankruptcy court, we recorded $35 million of income relating to costs and lost revenues prior to the approval of the claim by the bankruptcy court. Additionally, as a result of the approval of our restructured lease terms, we recorded a net reduction in the provision for losses of $8 million due to reduced collateral exposure associated with finance lease receivables, partially offset by a restructuring charge. This net reduction in the provision for losses of $8 million was effectively recorded as income in the third quarter as a result of the adjustment to the allowance for losses on receivables discussed in Note 4. The remaining $10 million of receipts were accounted for as unearned income attributable to an operating lease. Prior to Hawaiian’s bankruptcy, we accounted for all of our 717 leases and two of our three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, we will continue to account for these leases as finance leases. We reduced the carrying value of some of the finance leases as a result of this restructure to ensure that the new implicit rate in each lease is in no case lower than the implicit rate prior to the restructure. As a result of Hawaiian’s bankruptcy settlement, effective October 1, 2004, our Hawaiian portfolio will be taken off of non-accrual status.

We generally suspend income recognition on an accrual basis (and place assets and customers on non-accrual status) when we evaluate that a full recovery of income and principal related to leases and notes and other receivables becomes doubtful. Generally, we also place accounts greater than 90 days past due on non-accrual status. We resume income recognition when the lease or notes and other receivables become contractually current and performance is demonstrated to have been resumed. To the extent that income is accruable under contractual terms, we record any cash received in the interim as income. During the nine months ended September 30, 2004, we received cash and reported income of $0.3 million attributable to non-performing assets deemed non-performing as of September 30, 2004.

At September 30, 2004 we had $2 million of receivables or rent due on equipment under operating leases with amounts past due greater than 90 days with income still accruing. At December 31, 2003, we had no receivables or equipment under operating leases with amounts past due greater than 90 days with income still accruing.

Impaired Receivables

The carrying amounts of impaired receivables, as defined below, are as follows:

	September 30,	December 31,
(Dollars in millions)	2004	2003
Impaired receivables with specific impairment allowance	$1,177	$483
Impaired receivables with no specific allowance	1,184	1,122
	$2,361	$1,605

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing uncollectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that consideration of these factors in the future will not result in an increase to the allowance for losses on receivables.

As noted above, due to ATA’s continued financial difficulties, in the third quarter of 2004 we provided a specific impairment allowance to adequately reserve for our collateral exposure related to our finance leases and note receivable with ATA. At September 30, 2004, $705 million of our impaired receivables with specific impairment allowance related to receivables from ATA secured by 757 aircraft and a note receivable.

At September 30, 2004 and December 31, 2003, respectively, $392 million and $436 million, of our impaired receivables with specific impairment allowance related to receivables from Hawaiian secured by 717 and 767 aircraft.

At September 30, 2004 and December 31, 2003, respectively, $1,141 million and $1,076 million, of our impaired receivables with no specific allowance related to receivables from United Airlines (“United”), adequately secured by 767 aircraft and 777 aircraft. During the third quarter of 2003, we completed a restructuring of these receivables, as discussed further in Note 9. Although United is performing under the terms of the restructuring at September 30, 2004, according to the guidelines of SFAS No. 114, any receivable not performing under the original contract terms, even though it is performing under the restructured agreement, continues to be deemed impaired.

Receivables More than 90 Days Delinquent

The following table presents information related to receivables that are more than 90 days delinquent.

	September 30,	December 31,
(Dollars in millions)	2004	2003
Amount of delinquent installments	$6	$10
Total receivable balance related to delinquent installments	$9	$61
Total receivable balance related to delinquent installments as a percentage of total receivables	0.2%	1.0%
Total of all receivables due from delinquent obligors	$149	$450
Total of all receivables due from delinquent obligors as a percentage of total receivables	2.6%	7.6%

At September 30, 2004, Hawaiian had no receivables with installments more than 90 days delinquent. At December 31, 2003, Hawaiian owed $47 million of receivables of which installment payments of $3 million were more than 90 days delinquent.

Impact of Intercompany Agreements and Guarantees

At September 30, 2004, we were the beneficiary of $2,897 million of guarantees from Boeing with respect to our portfolio transactions totaling $4,463 million ($3,209 million of receivables, $1,131 million of equipment under operating leases and $123 million of investments), which mitigates our risk. At September 30, 2004, we were also the beneficiary of $15 million of guarantees from unrelated parties with respect to portfolio transactions totaling $19 million.

Note 4 – Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables.

	Nine Months Ended
	September 30,
(Dollars in millions)	2004	2003
Allowance for losses on receivables at beginning of year	$303	$219
Provision for losses	(42)	146
Write-offs, net of recoveries	(29)	(58)
Allowance for losses on receivables at end of period	$232	$307

Allowance as a percentage of total receivables	4.1%	5.0%
Net write-offs as a percentage of average receivables	0.9%	1.2%

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

	September 30,		December 31,
(Dollars in millions)	2004		2003
Allocated to specific reserves	$209	90.1%	$105	34.7%
Allocated for general purposes	23	9.9%	198	65.3
	$232	100.0%	$303	100.0%

We generally determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral when we believe the receivable is impaired, as discussed in Note 3.

The allocation for general purposes represents our best estimate of losses existing in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual credits, historical default rates, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance attributable to the remaining pool of receivables (after excluding receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure.

In prior periods, the collateral value was determined based on averaging values obtained from published industry data. In the third quarter of 2004, we began determining the collateral value based on a median approach. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or our internal credit reviews. In prior periods, we calculated the weighted average life for the entire portfolio. In the third quarter of 2004, we began determining the weighted-average life for each receivable.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements, for example, would permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Prior to the third quarter of 2004, the calculation of the general allowance did not take into account collateral exposure mitigation for certain receivables that could arise from enforcing the agreements described in the previous paragraph because we concluded it was not probable that we would take the actions necessary to realize such exposure mitigation for those receivables. Such actions could include making significant investments in securities with a senior collateral position. During the third quarter of 2004, we reassessed the feasibility to enforce such agreements in the event of default and determined that it was appropriate to now realize the impact of these agreements on certain receivables for purposes of determining the general allowance. This determination resulted in a lower aggregate collateral exposure, which in turn resulted in a reduction to the general allowance of $59 million.

We determined that as of September 30, 2004, the allowance for losses on receivables of $232 million was adequate to cover our collateral exposure. In the third quarter of 2004, we recorded a reduction to the allowance for losses, which resulted in income of $51 million, presented as a reduction in the provision for losses. The factors attributing to the reduction in the provision for losses in the third quarter of 2004 were $59 million of benefit described in the preceding paragraph; $25 million of net benefit due to refinements in the methodology for measuring collateral values; $8 million of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a Hawaiian restructuring charge; $5 million of net benefit principally due to reduced collateral exposure; a $42 million increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment, as discussed in Note 3; and a $4 million increase to our general reserve. Additionally, in the third quarter of 2004 we decreased the allowance for losses on receivables $19 million as a result of write-offs, net of recoveries.

Impact of Intercompany Guarantees

At September 30, 2004, we were the beneficiary of $2,014 million of guarantees from Boeing with respect to receivables totaling $3,209 million. Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. Due to intercompany guarantees from Boeing, our accounting classification of certain third-party leases may differ from the accounting classification in the consolidated Boeing financial statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated.

The following table reconciles, on a pro forma basis, the changes in the allowances for losses on receivables excluding the impact of intercompany guarantees from Boeing and any related accounting classification differences.

	Nine Months Ended
	September 30,
(Dollars in millions)	2004	2003
Allowance for losses on receivables at beginning of year	$400	$299
Provision for losses	40	208
Write-offs, net of recoveries	(46)	(81)
Allowance for losses on receivables at end of period	$394	$426

During the third quarter of 2004, Boeing recognized an addition to the provision for losses of $48 million in addition to the $51 million reduction to the provision for losses we recognized, as discussed above, resulting in a net consolidated reduction to the provision for losses of $3 million at the consolidated Boeing level. The additional provision for losses of $48 million resulted principally from recognizing collateral exposure that is mitigated at the BCC level due to intercompany guarantees, including a portion of the ATA portfolio subject to a specific allowance as of the third quarter of 2004.

Note 5 – Investments

The following table shows the impact of investments we accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We record available-for-sale securities in investments at estimated fair value. Unrealized gains/losses related to available-for-sale securities are recorded in accumulated other comprehensive income/loss, net of tax; however, losses deemed other than temporary are recorded as asset impairment expense. We record held-to-maturity securities at amortized cost. Unrealized gains/losses related to held-to-maturity securities are not recorded in the condensed consolidated financial statements and are shown in the table below for informational purposes only; however, losses deemed other than temporary are recorded as asset impairment expense.

Fair values for investment securities are based on bid quotes from investment bank dealers, where available. Since the majority of our securities are illiquid non-traded securities, fair values are based on quoted dealer estimates. We substantiate these quoted dealer estimates by performing a reasonableness test. Our general practice is to request spread levels over U.S. Treasury benchmarks from dealers and compare those levels to those of similar public securities. The amount that would ultimately be realized in a sale or other transaction could differ significantly from this estimate.

Available-for-sale and held-to-maturity securities consisted of the following:

(Dollars in millions)	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2004
Available-for-Sale	$10		$—	$(2)	$8
Held-to-Maturity(1)(3)	210	(2)	—	(51)	159
	$220		$—	$(53)	$167

December 31, 2003
Available-for-Sale	$20		$1	$—	$21
Held-to-Maturity(1)	453		—	(57)	396
	$473		$1	$(57)	$417

(1)          Primarily consists of pass-through trust certificates, commonly known as equipment trust certificates (“ETCs”).

(2)          Related to the $210 million at September 30, 2004, we had $10 million in guarantees from Boeing and $6 million in guarantees from a third party.

(3)          These securities have been in a continuous unrealized loss position for 12 months or longer.

During the third quarter of 2004, we sold to Boeing at net book value of $182 million a D tranche subordinated debt security issued by a trust sponsored by Delta Air Lines, Inc. (“Delta”). This included $2 million of accumulated other comprehensive income.

At September 30, 2004, our held-to-maturity investments included $205 million of subordinated debt investments in several enhanced equipment trust certificates (“EETCs”). These EETCs are financing arrangements that are regularly used by airlines to finance pools of aircraft. Approximately $173 million of the above amount relates to investments that were acquired in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETC investments are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

At September 30, 2004, our held-to-maturity investments also included $5 million of an investment in mandatorily redeemable preferred stock that had been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of this security, we have concluded that the investment is not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the security, the term of the security, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the debt security.

At September 30, 2004, our held-to-maturity investments included an investment in mandatorily redeemable preferred stock in ATA that had been in a continuous unrealized loss position since 2001. During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29 million. Of this amount, $17 million of pre-tax unrealized loss ($11 million net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18 million, which reduced the carrying value of the investment to zero.

At September 30, 2004 and December 31, 2003, none of our available-for-sale and held-to-maturity securities was considered investment grade securities.

At September 30, 2004, maturities of available-for-sale and held-to-maturity securities were as follows:

	Available-for-Sale		Held-to-Maturity
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$124	$94
Due from six to ten years	10	8	54	39
Due after ten years	—	—	32	26
	$10	$8	$210	$159

Note 6 – Impairment Review for Equipment under Operating Leases and Held for Sale or Re-Lease

When events or circumstances indicate (and no less than annually), we review the carrying amount of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. For the third quarter of 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease maturing within two years or where known events may indicate impairment. We recognize an impairment loss for aircraft and equipment under operating lease and held for re-lease when the expected undiscounted cash flow over the remaining economic useful life is less than the book value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic useful life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic useful life of the asset. We state assets held for sale at the lower of carrying amount or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the impairment loss is the excess of the book value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use the average published value from multiple sources based on the type and age of the asset to determine the fair value. However, if the features or aircraft usage varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. For the nine months ended September 30, 2004 and 2003, we recorded pre-tax non-cash charges totaling $26 million and $76 million, respectively, to record impairments of aircraft and equipment under operating lease and held for sale or re-lease.

Note 7 – Debt and Credit Agreements

	September 30,	December 31,
(Dollars in millions)	2004	2003
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$5	$5
4.75% note due 2008	503	504
5.65% note due 2006	520	1,032
5.75% note due 2007	747	749
5.80% note due 2013	612	610
6.10% note due 2011	780	774
6.50% note due 2012	759	759
7.10% note due 2005	—	499
7.375% note due 2010	542	544
3.44% Euro medium-term note due 2004	51	61
Non-recourse variable rate (one-month LIBOR plus 1.1%) note due 2012	42	43
4.84% - 5.79% non-recourse notes due through 2013	40	41
3.15% - 6.75% retail medium-term notes due through 2017	874	874
2.05% - 7.64% medium-term notes due through 2023	1,400	2,240
1.69% secured debt, proceeds of securitization due through 2009	—	89
1.67% - 7.35% capital lease obligations due through 2015	289	329
	7,164	9,153

Subordinated debt:
8.31% medium-term note due 2004	—	20
Non-recourse variable rate note due 2012 (one-month LIBOR plus 2.46%)	4	4
	4	24
	$7,168	$9,177

On February 16, 2001, we filed a public shelf registration of $5,000 million of debt securities with the Securities and Exchange Commission (“SEC”). As of September 30, 2004, an aggregate amount of $402 million, allocated to our Series XI medium-term program, remains available for potential debt issuance.

On February 22, 2002, we filed a public shelf registration of $5,000 million of debt securities with the SEC. As of September 30, 2004, an aggregate amount of $3,019 million (which includes $119 million of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, we established a $1,500 million Euro medium-term note program. As of September 30, 2004, an aggregate amount of $1,440 million remains available for potential debt issuance.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2004, as well as during the period, we were in compliance with these and all debt covenants.

Since November 21, 2003, $750 million of Boeing’s five-year revolving credit line expiring in 2008 has been exclusively available to us. This is in addition to $1,250 million of Boeing’s $2,500 million 364-day revolving credit line, which is exclusively available to us. At September 30, 2004, there were no amounts outstanding under these agreements.

During the third quarter of 2004, we redeemed $1,000 million face value of our outstanding senior notes. This included the entire principal balance, equal to $500 million face value, of our 7.10% senior notes due 2005 and $500 million face value of our 5.65% senior notes due 2006. We recognized a loss of $52 million related to this early debt redemption.

Note 8 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap and cross currency swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effects of these strategies on the condensed consolidated financial statements.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For the nine months ended September 30, 2004 and 2003, we recorded $12 million and $9 million, respectively, of gains related to the basis adjustment of certain terminated interest rate swaps in interest expense. During the next twelve months, we expect to amortize a $16 million gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to interest expense.

During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax charge of $21 million. For the nine months ended September 30, 2003, we recorded $1 million of losses related to ineffectiveness due to the forward-starting interest rate swaps in interest expense.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations. As of September 30, 2004 and December 31, 2003, we recorded net unrealized losses of $1.5 million ($0.9 million net of tax) and $3 million ($2 million net of tax), respectively, in accumulated other comprehensive income/loss associated with our cash flow hedging transactions.

For the nine months ended September 30, 2004 and 2003, unrealized losses (net of tax) of $0.4 million and unrealized gains (net of tax) of $0.3 million, respectively, included in accumulated other comprehensive income/loss were reclassified to interest expense (for interest swaps) or other expense (for cross currency swaps). During the next twelve months, we expect to reclassify to interest expense a loss (net of tax) of $1 million from the amount recorded in accumulated other comprehensive income/loss.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. As of September 30, 2004 and December 31, 2003, we recorded net unrealized losses of $0.9 million ($0.6 million net of tax) and $1.4 million ($0.9 million net of tax), respectively, in accumulated other comprehensive income/loss associated with these interest rate swaps. For the nine months ended September 30, 2004 and 2003, the interest exchange agreements resulted in realized losses of $7 million and $6 million, respectively, and the related interest rate swaps resulted in realized gains of $6 million and $4 million, respectively. For the nine months ended September 30, 2004 and 2003, unrealized losses (net of tax) of $0.3 million and $0.5 million, respectively, from accumulated other comprehensive income/loss and gains of $1 million and $2 million, respectively, from the basis adjustment to underlying liabilities, were amortized to interest expense. During the next twelve months, we expect to amortize to interest expense a $0.3 million loss (net of tax) from the amount recorded in accumulated other comprehensive income/loss and a $1 million gain from the basis adjustment to underlying liabilities.

During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9 million. As of September 30, 2004 and December 31, 2003, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $6 million and $8 million, respectively. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20 million. For the nine months ended September 30, 2004 and 2003, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in a reduction to other income of $2 million and an addition to other income of $32 million, respectively.

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

Restructurings and Restructuring Requests

United accounted for $1,141 million and $1,159 million (11.8% and 11.5%) of our total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At September 30, 2004, United was our second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. On August 20, 2004, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through June 30, 2005 and increase its available funds by $500 million. United is continuing to pursue alternative financing through private investors. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767 aircraft and 13 777 aircraft were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757 aircraft in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. At September 30, 2004, United was current on all of its obligations related to these 20 aircraft.

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

ATA accounted for $705 million and $743 million (7.3% and 7.4%) of our total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the ATA portfolio primarily consisted of 12 757 aircraft and an investment in ATA mandatorily redeemable preferred stock with a face value of $50 million. On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. At September 30, 2004, we had established reserves that adequately cover our collateral exposure on our finance leases and note receivable with ATA. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of the rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. At September 30, 2004, ATA was current on all of its obligations related to our portfolio. During the third quarter of 2004, ATA requested that we restructure our finance lease terms and provide additional short-term financing support. We are currently evaluating the requests from ATA.

During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29 million. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18 million, which reduced the carrying value of the investment to zero.

Additionally, during the third quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that our portfolio of finance leases with ATA was specifically impaired. Accordingly, we increased our allowance for losses on receivables by approximately $42 million in order to adequately reserve for the amount by which the carrying value of the ATA related assets exceeded the assets’ collateral values. If we did not have loss guarantees from Boeing for ATA’s finance leases and notes receivable, we would have increased our allowance for losses on receivables by $74 million in total. Taking into account the specific reserves allocated for the ATA receivables, we do not expect that our transactions with ATA will have a material adverse effect on our earnings, cash flows and/or financial position. While we believe that we have provided for an adequate allowance for losses on receivables on ATA’s finance leases and notes receivable, in the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Hawaiian accounted for $460 million and $506 million (4.7% and 5.0%) of our total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. In December 2003 and January 2004, we permitted Hawaiian to return two 717 aircraft leased by us. These 717 aircraft were leased to a third party in the first quarter of 2004.

In September 2004 we reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of our leases and on the amount of our unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by us for the period of time prior to the September 2004 settlement and losses that would be incurred by us based on the differences between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved our unsecured claim against the Hawaiian estate and also approved the new terms of our restructured leases. In September we sold our unsecured claim to Ranch for $53 million. In connection with the approval of our claim by the bankruptcy court, we recorded $35 million of income relating to costs and lost revenues prior to the approval of the claim by the bankruptcy court. Additionally, as a result of the approval of our restructured lease terms, we recorded a net reduction in the provision for losses of $8 million due to reduced collateral exposure associated with finance lease receivables, partially offset by a restructuring charge. This net reduction in the provision for losses of $8 million was effectively recorded as income in the third quarter as a result of the adjustment to the allowance for losses on receivables discussed in Note 4. The remaining $10 million of receipts were accounted for as unearned income attributable to an operating lease. Prior to Hawaiian’s bankruptcy, we accounted for all of our 717 leases and two of our three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, we will continue to account for these leases as finance leases. We reduced the carrying value of some of the finance leases as a result of this restructure to ensure that the new implicit rate in each lease is in no case lower than the implicit rate prior to the restructure.

Hawaiian retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with Hawaiian, which were approved by the federal bankruptcy court, set forth the terms under which all 14 aircraft financed by us are expected to remain in service upon Hawaiian’s emergence from Chapter 11 protection.

Viacao Aerea Rio-Grandense (“VARIG”) accounted for $407 million and $424 million (4.2% and 4.2%) of our total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the VARIG portfolio consisted of two 737 aircraft and nine MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $321 million of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

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

Outstanding Funding Commitments

At September 30, 2004, we had commitments to provide leasing and other financing totaling $71 million, which included $31 million of intercompany commitments with Boeing. Based on historical experience, we do not anticipate that all of these commitments will be utilized. However, if we were required to fund all unfunded commitments:

•                  up to $71 million may be funded in less than one year.

Additionally, Boeing and Boeing Capital Services Corporation had unfunded aircraft financing commitments at September 30, 2004 of $1,453 million. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

•                  up to $407 million may be funded in less than one year,

•                  an additional $823 million may be funded in one to three years, and

•                  an additional $223 million may be funded in four to five years.

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
September 30, 2004
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

Additionally, we are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. We also use other SPEs that are fully consolidated in our financial statements. Both SPE arrangements are used for other business reasons, including:

•                  to isolate individual transactions for legal liability or tax purposes, or

•                  to perfect security interests for us as well as, in some cases, those of third-party lenders in certain leveraged lease transactions.

Our receivables from these SPEs and investment in ETCs and EETCs aggregated $278 million at September 30, 2004, which represents our maximum exposure to economic loss. During the nine months ended September 30, 2004, we recorded revenues of $37 million and had cash inflows of $85 million relating to these investments. At September 30, 2004, the variable interest entities (“VIEs”) in which we have invested had total assets of $3,255 million and related debt (which is non-recourse to us) of $2,977 million.

Note 11 –Transactions with Boeing

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental guarantees. At September 30, 2004, we were the beneficiary under $2,897 million of guarantees from Boeing with respect to our portfolio transactions totaling $4,463 million ($3,209 million of receivables, $1,131 million of equipment under operating leases and $123 million of investments), which mitigates our risk. We recorded the following activity under the intercompany guarantee agreements:

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Guarantee payments applied to income	$17	$29
Guarantee payments applied to reduce net asset value of related aircraft	4	23
	21	52
Fees	(2)	(3)
Net guarantee payments	$19	$49

Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the nine months ended September 30, 2004 and 2003, we recognized income of $31 million and $38 million, respectively, under these agreements.

Additionally, as provided for under the terms of the intercompany guarantee agreements, Boeing recorded additional charges of $84 million and $66 million, respectively, for the nine months ended September 30, 2004 and 2003, related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the nine months ended September 30, 2004 and 2003, we recorded financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) from Boeing, exclusive of guarantees and subsidies, of $15 million and $18 million, respectively.

For the nine months ended September 30, 2004 and 2003, we recognized new business volume of $428 million and $1,400 million related to our purchase of aircraft and equipment from Boeing.

During the third quarter of 2004, we sold to Boeing at net book value of $182 million a D tranche subordinated debt security issued by a trust sponsored by Delta. This included $2 million of accumulated other comprehensive income.

During the second quarter of 2004, we agreed to nullify an intercompany stipulated loss contract with Boeing on two BBJ aircraft. See Note 2 for a discussion on the nullification of the intercompany stipulated loss contract.

In September 2004 as a result of Boeing’s decision to retain one BBJ as part of its executive fleet, we reclassified one BBJ from discontinued operations to continuing operations at its fair value of $43 million. We also reclassified an $11 million valuation loss on disposal that was recorded during the second quarter of 2004 to continuing operations. See Note 2 for a discussion on the reclassification of the BBJ to continuing operations.

Additionally, during the second quarter of 2004, $11 million of allowance for losses on receivables was transferred from Boeing and charged to the allowance pursuant to an intercompany agreement that was subsequently terminated.

Item 2.  Management’s Narrative Analysis of Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the notes to condensed consolidated financial statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of these statements may include, but are not limited to, wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including, but not limited to, our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and the continuing impact on the airline industry, wars, the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans and strategy, including the transition of our Long Beach, California administrative groups to Renton, Washington, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

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

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our Commercial Financial Services business. The assets sold or to be sold to GECC consist of leases and financing arrangements having a carrying value of $1,879 million as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days subsequent to September 30, 2004. By the end of May 2005, we intend to dispose of the remaining assets identified to the Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. See Note 2 of the notes to condensed consolidated financial statements for a discussion on the disposition of our Commercial Financial Services business.

At September 30, 2004, our primary operations consisted of Aircraft Financial Services. Our portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a severe shock from the terrorist attacks of September 11, 2001, generating on-going traveler concerns and additional costs for security.

World-wide economic growth continued during the third quarter of 2004. Led by the strong economic growth in the U.S. and China, with improving conditions in Japan and Europe, world air travel levels are above traffic levels carried by the airlines in 2000. This strong volume of air travel will not necessarily generate strong airline profits because of a weak pricing environment and persistently high oil and fuel prices. Airlines are in an increasingly competitive situation with fast-growing low-cost, low-fare competitors placing significant pricing pressure in an increasing number of air travel markets. Persistently high oil and fuel prices are placing cost pressure on airlines, increasing world-wide airline operating costs by billions of dollars. The ability of airlines to pass these costs on to their customers is limited by the competitive environment. Consequently, the profit outlook for many airlines is falling. Some airlines, particularly large U.S. network carriers, are facing significant losses again in 2004 and face significant financial difficulties. Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 severe acute respiratory syndrome outbreak in Asia, new armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are parked and currently out of service. The number of parked aircraft has declined by approximately 100 aircraft from the number of aircraft parked at June 30, 2004, reaching a new post-September 11, 2001 low in terms of both the number of parked aircraft and the parked percentage of the active fleet. Approximately 1,800 aircraft (10.4% of current world fleet) continue to be parked, including both in production and out of production aircraft types.

Our portfolio at the end of the third quarter of 2004 totaled $9,701 million, of which $9,113 million was related to Boeing products, primarily commercial aircraft. While monthly traffic levels continue to be at or above traffic levels carried by the airlines in 2000, the effects of the airline industry downturn continue to impact commercial aircraft values. Published sources and recent market transactions indicate that values for various aircraft types serving as collateral in our portfolio remain depressed. Older and/or out-of-production aircraft types have experienced the most significant declines in value, while newer aircraft types have experienced more moderate declines. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of September 30, 2004. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position. See Note 9 of the notes to condensed consolidated financial statements for a discussion on our restructurings and restructuring requests.

In October 2003, Boeing announced the decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. However, due to the impacts of September 11, 2001 and the prolonged downturn in the airline industry, 757 aircraft values have already declined. While we continue to believe in the utility and marketability of the 757 aircraft, we are unable to predict whether or how the end of the 757 program, as well as overall market conditions, may impact 757 aircraft values and rental rates. At September 30, 2004, $1,552 million of our portfolio was collateralized by 757 aircraft. This included $1,312 million of passenger aircraft (35 aircraft at 11 operators). At September 30, 2004, we were the beneficiary under guarantees from Boeing covering $629 million of this portion of our 757 portfolio. The remainder of the 757 portfolio consisted of converted freighters on long-term lease. Should the 757 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

The 717 program continuity is dependent on the outcome of Boeing’s current sales campaigns. During the nine months ended September 30, 2004, firm orders for six additional aircraft had been received and during October 2004, firm orders for 2 additional aircraft had been received. While we continue to believe in the utility and marketability of the 717 aircraft, we are unable to predict whether or how an ending of the 717 program, as well as overall market conditions, would impact 717 aircraft values and rental rates. At September 30, 2004, $2,328 million of our portfolio was collateralized by 717 aircraft. At September 30, 2004, we were the beneficiary under $1,625 million of guarantees from Boeing covering $2,234 million of our 717 portfolio. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which in turn could also result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

At September 30, 2004, we had $177 million of assets that were held for sale or re-lease, of which $158 million were identified with a firm contract to sell or place on lease. In the next 12 months, leases related to approximately $273 million (2.8%) of our portfolio expire and we will need to re-lease or sell these assets into the market. If we are unable to place or sell these assets into revenue-generating service, our results of operations could be impacted.

Consolidated Results of Operations

Overview

Our net income was $146 million for the nine months ended September 30, 2004 compared with $47 million for the same period in 2003, a change of $99 million. The increase in net income is primarily attributable to the following factors, which are described without tax effect:

•                  decrease in the provision for losses of $188 million,

•                  net gain on disposal of discontinued operations of $52 million during the first nine months of 2004, and

•                  debt redemption costs of $52 million during the first nine months of 2004.

We completed our portfolio review for the third quarter of 2004. Based upon current market conditions, we recorded asset impairment expense of $29 million and recorded a $51 million decrease to the provision for losses during the third quarter of 2004. During the nine months ended September 30, 2004, we recorded asset impairment expense of $73 million and recorded a $42 million reduction in the provision for losses. The factors attributing to the reduction in the provision for losses for the nine months ended September 30, 2004 were $59 million of benefit due to our evaluation of the effect of default, subordination and security agreements; $25 million of net benefit due to refinements in the methodology for measuring collateral values; $8 million of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a Hawaiian restructuring charge; $5 million of net benefit principally due to reduced collateral exposure; a $42 million increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment; and a $13 million increase to our general reserve. Asset impairment expense during the three and nine months ended September 30, 2004, included $18 million and $47 million, respectively, related to an other than temporary impairment of a held-to-maturity investment. By comparison, during the first nine months of 2003 we recognized $76 million of asset impairment expense and recorded a provision for losses of $146 million. The 2003 amounts were driven by the decline in the credit worthiness of our customers over the preceding two years and the fact that aircraft equipment values had dropped significantly over the past few years. We carefully monitor the credit worthiness of our customers and the relative value of aircraft equipment since we remain at risk to defaults and decreases in the value of aircraft equipment and the associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment.

Results of Operations

Financing revenues (revenue from financing leases, notes and other receivables and equipment under operating leases) were as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Finance lease income	$175	$172
Interest income on notes receivable	138	127
Operating lease income	326	303
	$639	$602

Financing revenues for the nine months ended September 30, 2004 were $639 million compared with $602 million for the same period in 2003, an increase of $37 million (6.1%). The fluctuations within each component of financing revenues closely follow the change in portfolio mix from the first nine months of 2003 to the same period in 2004.

Investment income for the nine months ended September 30, 2004 was $25 million compared with $38 million for the same period in 2003, a decrease of $13 million (34.2%). The decrease was primarily due to the reduction in our investment balances.

Net gain on disposal for the nine months ended September 30, 2004 was $34 million compared with $43 million for the same period in 2003, a decrease of $9 million (20.9%). The decrease was primarily due to a $45 million gain on sale of notes receivable in the third quarter of 2003, partially offset by a $34 million gain on sale of notes receivable during the first nine months of 2004. These types of gains are intermittent in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment is returned. There can be no assurance that we will recognize these gains in the future.

Other income for the nine months ended September 30, 2004 was $35 million compared with $60 million for the same period in 2003, a decrease of $25 million (41.7%). The decrease was primarily due to a $38 million realized derivative gain earned in the first nine months of 2003, partially offset by a $15 million settlement related to our unsecured claim resulting from Hawaiian’s bankruptcy during the first nine months of 2004.

Interest expense for the nine months ended September 30, 2004 was $262 million compared with $269 million for the same period in 2003, a decrease of $7 million (2.6%). The decline in interest expense is primarily due to the reduction in the debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the nine months ended September 30, 2004 was $165 million compared with $157 million for the same period in 2003, an increase of $8 million (5.1%). Growth in equipment under operating leases was primarily responsible for the increase.

Provision for losses for the nine months ended September 30, 2004 was a $42 million reduction compared with $146 million of expense for the same period in 2003, a decrease in expense, period over period, of $188 million. The factors attributing to the reduction in the provision for losses for the nine months ended September 30, 2004 were $59 million of benefit due to our evaluation of the effect of default, subordination and security agreements; $25 million of net benefit due to refinements in the methodology for measuring collateral values; $8 million of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a Hawaiian restructuring charge; $5 million of net benefit principally due to reduced collateral exposure; a $42 million increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment; and a $13 million increase to our general reserve. By comparison, during the first nine months of 2003 we recognized a provision for losses of $146 million due to our recognition of the deterioration in the credit worthiness of our airline customers, airline bankruptcy filings and the continued decline in commercial aircraft and general equipment asset values. The provision for losses maintains the allowance for losses on receivables at a level we deem to be adequate to cover anticipated losses. Any additional provision to be taken in the future may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy the aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

Operating expenses, which consists of general and administrative expenses, for the nine months ended September 30, 2004 were $48 million compared with $38 million for the same period in 2003, an increase of $10 million (26.3%). Higher operating expenses were due to non-recurring costs associated with consolidating our operations to Renton, Washington, and the implementation of our revised strategy.

Asset impairment expense for the nine months ended September 30, 2004 was $73 million compared with $76 million for the same period in 2003, a decrease of $3 million (3.9%). During the first nine months of 2004, asset impairment expense included $47 million related to an other than temporary impairment of a held-to-maturity investment, $15 million of specific impairment charges related primarily to aircraft trading during the second quarter of 2004, and $11 million of valuation loss on one BBJ reclassified from discontinued operations to continued operations as a result of Boeing’s decision to retain the aircraft in its executive fleet. The asset impairment expense in the comparable period of 2003 was due to a decline in the values of aircraft equipment under operating leases and held for sale or re-lease.

Debt redemption costs for the nine months ended September 30, 2004, was $52 million compared with zero for the same period in 2003. This was a result of our redemption of $1,000 million face value of outstanding senior notes during the third quarter of 2004.

Other expenses for the nine months ended September 30, 2004 were $31 million compared with $29 million for the same period in 2003, an increase of $2 million (6.9%). The increase was primarily attributable to an increase of $43 million in aircraft maintenance and storage expenses in the first nine months of 2004, partially offset by a $20 million decrease related to the Hawaiian bankruptcy claim settlement and a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Minority interest for the nine months ended September 30, 2004, was $4 million compared with zero for the same period in 2003. The income during the first nine months of 2004 related to our interest in the BATA joint venture.

Provision for income taxes for the nine months ended September 30, 2004 was $50 million compared with $5 million for the same period in 2003, an increase of $45 million. The higher pre-tax income for the first nine months of 2004 compared with the same period in 2003 was primarily responsible for the increase. During the nine months ended September 30, 2003, the difference between the effective income tax rate and the federal statutory rate was primarily due to an extraterritorial income tax benefit.

Income from discontinued operations, net of tax, for the nine months ended September 30, 2004 was $15 million compared with $24 million for the same period in 2003, a decrease of $9 million (37.5%). Income from discontinued operations includes the operating results of our Commercial Financial Services business that we disposed of in May 2004. The Commercial Financial Services revenues for the nine months ended September 30, 2004 was $96 million compared with $171 million for the same period in 2003, a decrease of $75 million (43.9%).

Net gain on disposal of discontinued operations, net of tax, for the nine months ended September 30, 2004 was $33 million compared with zero for the same period in 2003. This included a net gain of $37 million related to the sale of assets of our Commercial Financial Services business to GECC and a net loss of $4 million related to the revaluation of a discontinued operations asset held for sale at September 30, 2004, to the lower of carrying value or fair value less costs to sell.

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

Per the sales agreement with GECC, we will receive total proceeds of approximately $2,030 million for the sale of our Commercial Financial Services business, of which we received a total of $1,867 million as of September 30, 2004. The proceeds from the Commercial Financial Services sale will be used primarily to pay costs associated with the Commercial Financial Services sale, settle related deferred tax positions, fund new business volume, repurchase debt, and make dividend payments to Boeing. As discussed in “Debt Issuances and Redemptions” below, during the third quarter of 2004 we repurchased $1,000 million face value of outstanding debt.

Risks that could affect our sources of liquidity include among others:

•                  a severe or prolonged downturn in the economy,

•                  additional restructurings, defaults or bankruptcies by airlines, and

•                  a decrease in our credit ratings.

Additional potential risks that could affect our sources of liquidity are outlined in our forward-looking statement.

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

Debt Issuances and Redemptions

During the first nine months of 2004, we did not issue any new senior debt. During the first nine months of 2004, we repaid $2,002 million of debt. We had no commercial paper borrowings outstanding at September 30, 2004.

During the third quarter of 2004, we redeemed $1,000 million face value of our outstanding senior notes. This included the entire principal balance, equal to $500 million face value, of our 7.10% senior notes due 2005 and $500 million face value of our 5.65% senior notes due 2006. We recognized a loss of $52 million related to this early debt redemption.

Financing Interest Expense

Our financing-related interest expense for the nine months ended September 30, 2004 was $262 million, compared with $269 million for the same period in 2003. Leverage (debt-to-equity ratio) at September 30, 2004 was 4.8-to-1 compared with 4.7-to-1 at December 31, 2003 and 5.2-to-1 at September 30, 2003.

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

Item 5.  Other Information

Summary of Portfolio Changes

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
New business volume	$492	$1,774
Non-cash consolidation of BATA Leasing, LLC	—	21
Non-cash items from customer restructuring	—	(8)
Portfolio impairment	(73)	(98)
Asset run-off	(618)	(702)
Depreciation expense	(165)	(213)
Net change in portfolio balance	$(364)	$774

Significant Concentrations

The following table includes our five largest customers at September 30, 2004, with their related portfolio balances at December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollars in millions)	Net Asset Value	% of Total Portfolio	Net Asset Value	% of Total Portfolio
AirTran	$1,537	15.8%	$1,483	14.7%
United	1,141	11.8	1,159	11.5
American	790	8.1	861	8.6
ATA	705	7.3	743	7.4
Hawaiian	460	4.7	506	5.0
	$4,633		$4,752

Our largest customer, AirTran Holdings, Inc. (“AirTran”), accounted for $1,537 million and $1,483 million of our total portfolio at September 30, 2004 and December 31, 2003, respectively. Our AirTran portfolio includes investments in AirTran EETCs totaling $32 million and $33 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the AirTran portfolio primarily consisted of 67 717 aircraft and EETC investments.

Our third largest customer, American Airlines, Inc. (“American”), accounted for $790 million and $861 million of our total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30,  2004, the American portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and final delivery payment loans on nine 767 aircraft and two 777 aircraft, which are adequately collateralized.

See Note 9 of the notes to condensed consolidated financial statements for a discussion on our customer restructuring requests with United, ATA and Hawaiian.

Portfolio by Product Type

Our portfolio consisted of the following product types:

(Dollars in millions)	Receivables (1)	Operating Leases (1)	Investments (4)		Held for Sale or Re-Lease	Total
September 30, 2004
717	$1,814	$514	$—		$—	$2,328
727 (2)	1	23	—		11	35
737	86	706	—		—	792
747	133	424	—		13	570
757	984	446	—		122	1,552
767	725	379	—		—	1,104
777	1,072	—	—		—	1,072
DC-9 (2)	—	1	—		1	2
MD-80 (2)	346	104	—		—	450
MD-90 (2)	81	34	—		15	130
DC-10 (2)	23	25	—		14	62
MD-11 (2)	150	715	—		—	865
Space and Defense Equipment	—	151	—		—	151
Other Aircraft and Equipment (3)	307	19	—		1	327
Assets Pools (5)	—	—	213		—	213
Other	—	42	6	(6)	—	48
	$5,722	$3,583	$219		$177	$9,701

December 31, 2003
717	$1,785	$394	$—		$18	$2,197
727 (2)	—	14	—		20	34
737	74	671	—		—	745
747	228	441	—		—	669
757	867	489	—		22	1,378
767	745	362	—		14	1,121
777	1,185	—	—		—	1,185
DC-9 (2)	3	1	—		1	5
MD-80 (2)	356	81	—		30	467
MD-90 (2)	84	—	—		50	134
DC-10 (2)	52	37	—		—	89
MD-11 (2)	163	676	—		72	911
Space and Defense Equipment	35	147	—		—	182
Other Aircraft and Equipment (3)	375	50	—		5	430
Assets Pools (5)	—	—	432		—	432
Other	—	43	43	(6)	—	86
	$5,952	$3,406	$475		$232	$10,065

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

At September 30, 2004, we owned 336 commercial aircraft and had partial ownership or security interest in an additional 161 aircraft, including those owned in joint ventures, EETC, ETC and other investment transactions.

At September 30, 2004, $9,113 million (96.1%) of our portfolio, excluding investments, was collateralized by Boeing products.

At September 30, 2004, our aircraft related portfolio (excluding investments) was comprised of the following aircraft vintages:

2004 - 2000	59.4%
1999 - 1995	21.4
1994 - 1990	11.2
1989 - 1985	4.8
1984 and older	2.1
Secured by other collateral	1.1
100.0%

Portfolio by Region

At September 30, 2004, portfolio net asset values were represented in the following regions:

(Dollars in millions)	Net Asset Value	% of Total Portfolio
Region
United States	$6,896	71.1%
Europe	1,229	12.6
Asia	784	8.1
Latin America	630	6.5
Australia	59	0.6
Africa	57	0.6
Canada	46	0.5
	$9,701	100.0%

Guarantees

At September 30, 2004, we were the beneficiary under $2,912 million of guarantees, primarily issued by Boeing, with respect to our portfolio transactions totaling $4,482 million. Any guarantee calls that we make would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

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

The following table summarizes our guarantees at September 30, 2004:

(Dollars in millions)	Domestic Airlines	Foreign Airlines	Total
Amounts guaranteed by:
Boeing and subsidiaries	$2,507	$390	$2,897
Other (1)	15	—	15
	$2,522	$390	$2,912

(1)          Excludes guarantees made by entities affiliated with the primary obligor.

Guarantee amounts by aircraft type at September 30, 2004 are summarized as follows:

(Dollars in millions)	Guarantee	Net Asset Value
717	$1,625	$2,234
757	629	629
Out of production twin-aisle aircraft	360	506
Out of production single-aisle aircraft	86	112
Other Boeing and regional aircraft	212	1,001
	$2,912	$4,482

During the nine months ended September 30, 2004, we recognized income of $17 million under these guarantees, all of which were from Boeing.

Item 6.  Exhibits and Reports on Form 8-K

A.           Exhibits

Exhibit 12	Computation of Ratio of Income to Fixed Charges.

Exhibit 15	Report of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

B.             Reports on Form 8-K

1.               Form 8-K dated July 29, 2004, for the purpose of disclosing information relating to Boeing Capital Corporation that was contained in The Boeing Company’s press release and webcast of second quarter 2004 financial results, dated July 28, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Boeing Capital Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of shareholder’s equity and comprehensive income and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Deloitte & Touche LLP

Seattle, Washington
October 27, 2004

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

October 27, 2004	/S/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

/S/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)