Form 10-K
period 2004-12-31
BOEING CAPITAL CORP
filed 2005-02-28
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-10795

Boeing Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-2564584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Naches Ave. SW, 3rd Floor • Renton, Washington 98055
(Address of principal executive offices)	(Zip Code)

(425) 965-4002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 25, 2005: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:  None

*Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Item 1. Business

GENERAL

Boeing Capital Corporation (together with its subsidiaries, herein referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). Boeing Capital Services Corporation (“BCSC”) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We were incorporated in Delaware in 1968. For the commercial aircraft market, we facilitate, arrange, structure and/or provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. For the defense and space markets, we primarily engage in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems (“IDS”) segment government and commercial customers.

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our former Commercial Financial Services (“CFS”) business, which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers. The purchase agreement, as amended, called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004, and ending no later than December 31, 2004. The final asset sale closed on December 27, 2004. As a result, the information presented in this report, including “Item 7. Management’s Narrative Analysis of the Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” reflects the CFS business as discontinued operations for all periods.

In conjunction with the announced intent to dispose of our CFS business and consistent with our strategic priority to support the sale of Boeing products and services by facilitating, arranging, structuring and/or providing selective financing solutions, we reassessed our external segment reporting structure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This reassessment included an evaluation of our internal operating structure, which took into account the level for which management makes operating decisions and assesses performance, as well as the economic characteristics shared by our internal operating segments. Accordingly, we determined that we have only one reportable segment for external segment reporting purposes, substantially consisting of our Aircraft Financial Services business. See “Item 8. Financial Statements and Supplementary Data,” for information relating to the operating results for this segment.

At December 31, 2004, our portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease. At December 31, 2004, our portfolio totaled $9.7 billion, of which $9.3 billion was related to Boeing products, primarily commercial aircraft.

At December 31, 2004, we owned 340 commercial aircraft and four C-40 aircraft and had partial ownership or security interests in an additional 202 commercial aircraft, including those owned in joint ventures, Equipment Trust Certificates (“ETCs”), Enhanced Equipment Trust Certificates (“EETCs”) and other investment transactions.

RISK MANAGEMENT

In 2004, we created a formal risk management organization to evaluate, report, and mitigate the risk of providing equipment financing. This included adding new human resources and tools as well as establishing new processes. For example, we set a target level for the maximum level of income volatility that our portfolio may produce. We are now assessing that volatility, as well as the economic capital required to support our portfolio, using a statistical program that we developed during the year. Our new focus on risk led to the sale of several assets from our aircraft financing portfolio. Additional actions to reduce risk concentrations, not all involving asset sales, are currently being considered.

RELATIONSHIP WITH BOEING AND BCSC

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, and corporate services, among other things. For further discussion of these agreements, see “Item 8. Financial Statements and Supplementary Data,” Note 3. At December 31, 2004, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $2.9 billion with respect to portfolio assets totaling $4.4 billion. For further discussion of these guarantees, see “Item 8. Financial Statements and Supplementary Data,” Note 3.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2004.

COMPETITIVE CONDITIONS

The markets in which we operate are highly competitive. Within the commercial aircraft market, we facilitate, arrange, structure and/or provide selective financing solutions for Boeing’s Commercial Airplanes segment customers. We provide similar solutions for Boeing’s IDS segment customers in the defense and space markets. Consequently, our primary competitors include the customer financing activities of other aerospace and defense companies offering in-house customer financing. The Boeing sales we finance are influenced by conditions prevailing in the aerospace and financial markets, and in business generally. The financing solutions we develop must be competitive as a part of the overall sales campaign in order for Boeing to win orders in either the commercial aircraft or space and defense markets. Since our preference is to facilitate and arrange financing solutions, we seek to work with other financial institutions whenever possible rather than compete with them. However, on occasion during campaigns we face competition from parties offering competing aircraft financing. In selling or re-leasing aircraft in our portfolio when they are returned to us, we compete with other leasing companies and financial institutions in the used aircraft market. We compete primarily on pricing, terms, structure and service. The prices at which we sell aircraft and lease rates are impacted by the number and type of aircraft that are parked and currently out of service. For further discussion on the airline industry environment, see “Item 7. Management’s Narrative Analysis of the Results of Operations,” “Business Environment and Trends.”

SIGNIFICANT CONCENTRATIONS

See “Item 8. Financial Statements and Supplementary Data,” Note 16 for a discussion of our geographic and portfolio concentrations.

GOVERNMENT REGULATION

Certain aspects of our business are subject to regulation and require the oversight and regulation by state, federal and foreign governmental authorities. We are also subject to various laws and judicial and administrative decisions, mostly as a result of our activities as an asset-backed lender and lessor, that restrict or regulate (a) our credit granting activities; (b) the establishment of maximum interest rates, finance charges or other charges; (c) our disclosures to customers; (d) the secured transactions we enter into; (e) our collection, foreclosure, repossession and claims handling procedures and other trade practices; and (f) the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection. Existing laws and regulations have not had a material adverse effect on our business. However, it is not possible to forecast future changes to legislation, regulations, judicial decisions, orders or interpretations or their impact upon our future business, financial condition, results of operations and/or cash flows.

EMPLOYEES

At December 31, 2004, we had 183 employees, compared with 241 at December 31, 2003. The decrease was attributable to the sale of our CFS business and to the consolidation of our infrastructure in Renton, Washington to reduce cost, increase efficiency and improve productivity. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 25, 2005, we have 174 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through Boeing’s website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). These reports may also be obtained at the SEC’s public reference room at 450 Fifth Street N.W., Washington, DC 20549.

The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing and Boeing Capital Corporation.

Item 2. Properties

We lease all of our office space under operating leases. Our corporate headquarters is located in Renton, Washington where we lease our main administrative and operational facility from a third party, with a second leased space in a building owned by Boeing. We also lease marketing and administrative office space in El Segundo and Irvine, California in buildings under lease to Boeing. In connection with the relocation of our corporate and administrative offices to Renton, Washington in 2004, we intend to vacate our Long Beach, California office in 2005 and in the interim will attempt to sublease it. During 2004, we also vacated space in Atlanta, Georgia with a lease that expires in December 2005.

Six regional marketing offices, formerly used by our CFS business, located throughout the United States in Chicago, Illinois; Detroit, Michigan; Austin, Texas; Boston, Massachusetts; Baltimore, Maryland; and New York, New York were closed during 2004.

We have five international offices in Stockholm, Sweden; Brussels, Belgium; Dublin, Ireland; Hong Kong, China; and Moscow, Russia.

We believe that our properties are suitable and adequate to meet the requirements of our business.

Item 3. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of BCSC, an indirect wholly owned subsidiary of Boeing, and accordingly, there is no public trading market for our common stock. In 2004, we declared and paid cash dividends to BCSC of $705 million which ultimately were paid as dividends to Boeing. No dividends were paid in 2003.

The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2004, as well as during the year, we were in compliance with these and all of our various other debt covenants.

Item 6. Selected Financial Data (Unaudited)

In 2004, we disposed of our CFS business. Accordingly, the information set forth in the table below, except for total assets, has been presented to exclude the CFS business as it has been deemed to be discontinued operations. The selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and with “Item 7. Management’s Narrative Analysis of the Results of Operations.”

	Years Ended December 31,
(Dollars in millions)	2004	2003	2002	2001	2000
New business volume (1)	$606	$1,711	$2,820	$2,970	$1,002

Statement of operations data:
Revenue	$959	$991	$764	$587	$343
Income from continuing operations	$121	$73	$26	$148	$44

Dividends paid to Boeing	$705	$-	$2	$4	$4
Capital contributions from Boeing (2)	$9	$173	$286	$569	$145

Ratio of income from continuing operations to fixed charges (3)	1.52	1.25	1.11	1.71	1.50

Balance sheet data:
Portfolio(4)	$9,680	$10,118	$9,341	$6,796	$3,592

Receivables	$5,702	$5,952	$5,696	$4,096	$1,569
Allowance for losses on receivables	$(240)	$(303)	$(219)	$(114)	$(114)

Total assets	$10,320	$12,836	$12,563	$9,790	$5,654
Total debt	$7,024	$9,177	$9,465	$7,295	$4,316
Shareholder’s equity	$1,404	$1,942	$1,656	$1,371	$672

Debt to equity ratio	5.0	4.7	5.7	5.3	6.4

(1)	New business volume equals funded transactions that have been booked as loans or leases excluding transfers from Boeing, unless new financing occurred in the year of transfer.

(2)	Capital contributions include cash and non-cash contributions from Boeing and BCSC.

(3)	For the purpose of computing the ratio of income from continuing operations to fixed charges, income consists of income from continuing operations before provision for income taxes and fixed charges; and fixed charges consists of interest and related debt expense and preferred stock dividend requirement (on a pre-tax basis).

(4)	Portfolio consists of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Item 7. Management’s Narrative Analysis of the Results of Operations

The following should be read in conjunction with our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the U.S. Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim,” “plan,” “likely,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “may” and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-K, particularly in Items 1, 2, 7, 7A and 8, may contain forward-looking information. The subject matter of these statements may include, but is not limited to, effects of future terrorist threats or attacks, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values, the impact of interest rates or currency changes on us, our ability to meet our current contractual obligations, our access to capital markets and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made orally or in writing including, but not limited to, various sections of our filings with the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including, but not limited to, our relationship with Boeing, as well as strategic decisions by Boeing relating to us, the effects of future terrorist threats or attacks and the continuing impact on the airline industry, wars, the capital equipment requirements of U.S. domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans and strategy, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Business Environment and Trends

At December 31, 2004, our portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Worldwide air travel experienced a strong rebound in 2004. This rebound is notable in that it represents a recovery from the levels of 2003 which were depressed by the Severe Acute Respiratory Syndrome outbreak in Asia, and represents a traffic level that exceeds the previous record which was set in 2000. It has taken the industry four years to exceed that level, indicating the difficulties faced by the world’s airlines as they have dealt with the effects of recession, terrorism, and disease. This traffic volume has been driven by strong worldwide economic growth, which stimulates demand and declining real airline yields which makes air travel more affordable to more people.

This increase in demand has produced high load factors, but not produced industrywide profitability due to a significant increase in the price of jet fuel. The world’s airlines have made great strides in cost efficiency, only to see those improvements be more than offset by price increases of jet fuel. The worldwide increases in the price of crude oil that began in mid-2003 and peaked in late 2004 have contributed to world airline losses that are estimated to be about $5 billion dollars in 2004 and represent the fourth consecutive year of losses for the world’s airlines.

This large industry loss does not mean that all airlines are losing money in the current environment. We are seeing divergence in the profitability of different types of airlines as their different business models are proving to be vulnerable or robust to these environmental changes.The hardest hit have been the large U.S. network carriers. These airlines were the most damaged by the results of the 2001 terrorist attacks on the U.S. and have been the most vulnerable to increasing competition and technology changes that are changing the air travel business. The large network airlines outside the U.S. have been more successful in dealing with the challenges of 2004, most are profitable despite current fuel prices, and they continue to order new airplanes. The airlines that have fared best are the low-cost, low-fare airlines. They have been consistently profitable throughout the current challenges and their continued growth represents a real change in the air travel market. These airlines also continue to order and to take delivery of new airplanes.

Further recovery in profitability for the world’s airlines is highly dependent on the future movement in oil and fuel prices; as these prices fall the prospects of the world’s airlines will improve. As profitability improves and air travel demand continues to increase with increasing economic activity, we see an improvement in the prospects for future airplane orders and deliveries. Future profitability is also impacted by continued competitive fare pricing or a lack of improvement in yields. Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increases in values and lease rates for the aircraft in our portfolio.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. The number of worldwide parked commercial jet aircraft has declined by approximately 100 aircraft from the number of aircraft parked at December 31, 2003, reaching a new post-September 11, 2001 low in terms of both the number of parked aircraft and the parked percentage of the active fleet. Approximately 1,900 commercial jet aircraft (10.6% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types.

Our portfolio at December 31, 2004 totaled $9.7 billion, of which $9.3 billion was related to Boeing products, primarily commercial aircraft. While worldwide traffic levels exceed traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in our portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the U.S., have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2004. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position. See “Item 8. Financial Statements and Supplementary Data,” Note 13 for a discussion on our restructurings and restructuring requests.

On January 12, 2005, Boeing decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. While we continue to believe in the utility and marketability of the 717 aircraft, we are unable to predict whether or how the end of the 717 program, as well as overall market conditions, may impact 717 aircraft values and rental rates. At December 31, 2004, $2.4 billion of our portfolio was collateralized by 717 aircraft. At December 31, 2004, we were the beneficiary under $1.7 billion of guarantees from Boeing covering $2.3 billion of our 717 portfolio. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which could result in an increase to the allowance for losses on receivables. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

In October 2003, Boeing announced the decision to end production of the 757 program, and the final 757 aircraft was produced in October 2004. We are unable to determine how much the decline in value of used 757 aircraft was attributable to the decision to end production of the 757 program. The impact of decline in value of used 757 aircraft was reflected in our allowance for losses on receivables at December 31, 2004. At December 31, 2004, $1.5 billion of our portfolio was collateralized by 757 aircraft of various vintages and variants. This included $1.2 billion of passenger aircraft (33 aircraft at 12 operators). The remainder of the 757 portfolio consisted of converted freighters on long-term lease. At December 31, 2004, we were the beneficiary under guarantees from Boeing covering $546 million of our 757 portfolio.

Overview

During 2004, we focused on supporting Boeing’s major operating units and managing our overall corporate exposures. During the year ended December 31, 2004, we completed the sale of substantially all of our CFS business to GECC and relocated certain of our administrative operations from California to Washington.

Our portfolio at December 31, 2004 decreased to $9.7 billion from $10.1 billion at December 31, 2003 due to a significant reduction in new business volume in 2004 compared with 2003 which is primarily a reflection of our change in business strategy. We also sold $1.9 billion of assets related to our CFS business, which has been reflected as discontinued operations and therefore not part of the decrease described above. At December 31, 2004 and 2003, we had $37 million and $232 million of assets that were held for sale or re-lease, of which $25 million and $141 million were identified with firm contracts to be placed on lease.

Additionally, approximately $409 million of our portfolio currently represents scheduled lease terminations in 2005 for which the related aircraft will be remarketed, of which $109 million were identified with firm contracts in place at December 31, 2004 to be sold or placed on lease. Potential delays in selling or placing these assets on lease at reasonable rates may negatively affect our earnings, cash flows and/or financial position.

The following table summarizes the net change in our total portfolio over the last two years:

(Dollars in millions)	2004	2003
New business volume	$606	$1,711
Non-cash consolidation of BATA Leasing, LLC	-	21
Non-cash items from customer restructuring	-	(8)
Asset impairment and other related charges	(107)	(118)
Asset run-off and dispositions	(719)	(616)
Depreciation expense	(218)	(213)

Net change in portfolio balance	$(438)	$777

Our net income was $173 million for 2004 compared with $106 million for 2003. Our return on assets for the years ended December 31, 2004 and 2003 was 1.1% and 0.7%.

The increase in our net income and return on assets in 2004 compared with 2003 was principally driven by substantial decreases in the provision for losses from a provision of $151 million in 2003 to a recovery of $38 million in 2004. This decrease was due to receivable recoveries and asset sales during 2004, lower charges relating to receivable restructuring in 2004 compared with 2003, cross-collateralization (reducing collateral exposure), refinements in portfolio measurements in 2004 and a decline in our receivables portfolio. The increase in our net income was partially offset by a decrease in our total revenue and increases in operating expenses, asset impairment expense and debt redemption costs. In addition, our income from discontinued operations declined due to the sale of a substantial portion of our CFS business to GECC. We recognized a gain on the sale related to the CFS assets sold to GECC.

Consolidated Results of Operations

The following table presents our operating results for the years ended December 31:

(Dollars in millions)	2004	2003
REVENUE
Finance lease income	$227	$238
Interest income on notes receivable	183	174
Operating lease income	437	416
Investment income	29	49
Net gain on disposal	31	38
Other income	52	76

	959	991

EXPENSES
Interest expense	350	358
Depreciation expense	218	213
Provision (recovery) for losses	(38)	151
Operating expenses	67	53
Asset impairment expense	106	92
Debt redemption costs	42	-
Other expense	36	42

	781	909

Minority interest	5	9

Income from continuing operations before provision for income taxes	183	91
Provision for income taxes	62	18

Income from continuing operations	121	73

Income from discontinued operations, net of tax	10	33
Net gain on disposal of discontinued operations, net of tax	42	-

Net income	$173	$106

Results of Operations

Finance revenue (revenue from finance leases, notes and other receivables and equipment under operating leases) for the years ended December 31 was as follows:

(Dollars in millions)	2004	2003
Finance lease income	$227	$238
Interest income on notes receivable	183	174
Operating lease income	437	416

	$847	$828

The fluctuations in finance lease income and operating lease income closely follow the change in mix of finance and operating leases in our portfolio in 2004 compared with 2003.

The decrease in finance lease income for 2004 compared with 2003 was due to a decrease in finance lease assets, as portfolio run-off exceeded the new leases entered into during 2004. Additionally, we restructured some finance leases in late 2003 that were reclassified to operating leases, resulting in reduced finance lease income in 2004.

The increase in interest income on notes receivable for 2004 compared with 2003 was due to an increase in the size of our notes receivable portfolio during most of the year (prior to some asset sales in the last half of the year) along with marginal increases in the underlying rates on our variable rate loans.

The increase in operating lease income in 2004 reflects the increased number of operating leases. This was partially offset by lower rental rates due to the commercial airline industry decline and the increased age of aircraft leased during the year.

Investment income.  The decrease in investment income in 2004 compared with 2003 was primarily due to the reduction in our investment balance to $326 million at December 31, 2004 from $475 million at December 31, 2003, the failure of ATA Holdings Corp. (“ATA”) to pay dividends on preferred stock in the second half of 2004, and the three month transfer of a Delta Air Lines, Inc. (“Delta”) EETC investment to Boeing in the third quarter of 2004. In addition, there was a gain of $6 million on the sale of common stock in 2003 that was not repeated in 2004. See “Item 8. Financial Statements and Supplementary Data,” Note 8.

Net gain on disposal.  We sold approximately $280 million of our portfolio during 2004 for a net gain of $31 million compared with a $38 million gain on sale of assets having a book value of $17 million in 2003. Although the principal value sold increased in 2004, the net gain decreased because of a sale in 2003 of a note receivable which had previously been written down to zero. These types of gains are intermittent in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment is returned. There can be no assurance that we will recognize such gains in the future.

Other income.  The decrease in other income was primarily due to a $35 million gain in 2003 on the revaluation and sale of two-thirds of the warrants received in connection with a financing transaction compared with a $2 million realized derivative loss and $15 million of income related to the approval of our bankruptcy claim relating to Hawaiian Airlines, Inc. (“Hawaiian”) in 2004.

Interest expense.  The decrease in interest expense was primarily due to a reduction in average debt balances in 2004 compared with 2003 as a result of debt repayments of $2.1 billion and a decrease in the weighted average annual effective interest rate incurred on all borrowings to 4.31% in 2004 from 4.68% in 2003.

Depreciation expense  (on equipment under operating leases and equipment held for re-lease). The higher depreciation expense was primarily due to the increase in equipment under operating leases from 2003 to 2004 offset by the effect of dispositions and write-downs.

Provision (recovery) for losses.  During 2004, we had a recovery of $38 million primarily due to the following: a benefit of $53 million as a result of recognizing the full effect of certain collateral agreements; a benefit of $28 million due to refinements in the methodology for measuring collateral values by changing from an averaging method to a median value and changing from a portfolio based weighted average life to the weighted average life of each receivable; a benefit of $11 million due to the sale of various notes (thus decreasing collateral exposure); a $49 million increase of additional exposure for ATA; and a $17 million increase to cover normal exposure due to changes in portfolio assets and changes in aircraft collateral values.

The provision for losses in 2003 was $151 million, principally attributable to a provision of $130 million recorded in the first quarter of 2003 as a result of an overall decline in the credit quality of our customers and in aircraft collateral values. The remainder of the provision recorded in 2003 related to a general provision to cover normal exposure due to portfolio asset run-off and changes in aircraft collateral values.

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

Asset impairment expense.  We recognized asset impairment expense of $106 million in 2004 compared with $92 million in 2003. Asset impairment expense during 2004 included $47 million related to an other-than-temporary impairment of a held-to-maturity investment with ATA, $32 million related to a write-down of an investment in an EETC which finances aircraft with Delta, $16 million of specific impairment charges related primarily to aircraft trading and $11 million of valuation loss on one Boeing Business Jet (“BBJ”) reclassified from discontinued operations to continuing operations as a result of Boeing’s decision to retain the aircraft on lease from us in its executive fleet. The BBJ is now under an operating lease agreement with Boeing. The asset impairment expense in 2003 was due to a decline in values of aircraft equipment under operating leases and held for sale or re-lease.

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

Debt redemption costs.  Debt redemption costs were a result of our early debt redemption of $1.0 billion face value of outstanding senior notes in 2004 which consisted of a $52 million prepayment penalty for early redemption offset by $10 million of benefit derived from fair value hedges of the redeemed debt.

Other expenses.  The decrease in other expenses was primarily attributable to a $20 million expense recovery related to the approval of our Hawaiian bankruptcy claim settlement, partially offset by an increase of $36 million in aircraft maintenance and modification expenses due to the growth in the market for older and used aircraft in 2004. Additionally, we recorded a $21 million write-off in the first quarter of 2003 of forward-starting interest rate swaps that no longer qualified for fair value hedge accounting treatment.

Minority interest.   Minority interest in 2004 and 2003 was related to our interest in the BATA Leasing, LLC (“BATA”) joint venture (a joint venture arrangement between us and ATA).

Provision for income taxes.  The effective income tax rate was 33.9% in 2004 compared with 19.8% in 2003. The increase in the effective income tax rate is primarily due to lower Foreign Sales Corporation (“FSC”) and Extraterritorial Income (“ETI”) exclusion tax benefits of $7 million in 2004 compared with $16 million in 2003. The effective income tax rates for both years vary from the federal statutory tax rate of 35% primarily due to the FSC and ETI benefits and state income taxes.

Income from discontinued operations, net of tax.  Income from discontinued operations includes the operating results of our CFS business. Revenue from this business was $96 million in 2004 compared with $229 million for 2003, a decrease of $133 million.

Net gain on disposal of discontinued operations, net of tax.  In 2004 we recognized a gain of $72 million ($46 million net of tax) related to the sale of assets of our CFS business to GECC and a loss of $6 million ($4 million net of tax) related to the revaluation of discontinued operations assets held for sale at December 31, 2004, to their fair value less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash and cash equivalents were $642 million at December 31, 2004, down from $716 million at December 31, 2003. Net income in 2004 generated $284 million in net cash from operating activities in addition to the $2.0 billion proceeds from the sale of our CFS business. This source of cash in combination with our cash on hand and with a reduction of new business volume of $1.1 billion, allowed for repayment of our debt by $2.1 billion and payment of cash dividends to Boeing of $705 million.

(Dollars in millions)	2004	2003
Net cash provided by operating activities	$284	$953
Net cash provided by (used in) investing activities	2,468	(792)
Net cash used in financing activities	(2,826)	(131)

Net (decrease) increase in cash and cash equivalents	$(74)	$30

Liquidity

We have liquidity requirements primarily to fund ongoing financing commitments, meet debt obligations and fund our operating expenses. We expect to satisfy these liquidity needs from the following sources:

-    cash from operations and other receipts from our portfolio,

-    issuance of commercial paper and other debt,

-    asset sales and securitization, and

-    fundings from Boeing

Outstanding debt at December 31, 2004 decreased to $7.0 billion from $9.2 billion at December 31, 2003 while the weighted average annual effective interest rates declined to 4.31% from 4.68%. During 2004, we did not issue any new debt and had no commercial paper borrowings outstanding. During 2004, we repaid $2.1 billion of debt, including the redemption of $1.0 billion face value of our outstanding senior notes in July 2004 ahead of their scheduled redemption. For more information about our debt redemption, see “Item 8. Financial Statements and Supplementary Data,” Note 10.

We attempt to schedule our debt payments to correspond to scheduled receipts from our portfolio. We have historically satisfied a significant portion of our cash requirements from diversified global funding sources and are not dependent on any one lender. We believe we have adequate liquidity sources and access to the capital markets to allow us to fulfill our current commitments. If this belief does not prove to be correct, we would be required to restrict our new business volume, unless we obtained access to other sources of capital at rates that allow for a reasonable return on new business.

Risks that could affect our sources of liquidity include among others:

-    a severe or prolonged downturn in the economy,

-    significant restructurings, defaults or bankruptcies by airlines, and

-    a decrease in our and/or Boeing’s credit ratings.

We continually assess our leverage, generally as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolios; general market conditions, especially those associated with our customers; future financing commitments; and our ability to access the capital markets.

We have a significant degree of borrowing capacity. We have $2.0 billion of unused borrowing limits under Boeing’s committed revolving credit line agreements with a syndicate of leading banks. We have a Commercial Paper (“CP”) program with a nominal value of $2.0 billion that serves as a potential low-cost source of short-term liquidity subject to market conditions. Any CP program usage would be backed by an equivalent amount of unused credit lines. There are no amounts outstanding under the CP program. We have $3.4 billion in available shelf registrations filed with the SEC.

In addition, we have short-term access to off-shore funding sources under a Euro medium-term note program in the amount of $1.5 billion that is currently inactive but available with updated registration statements. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also provide adequate financial flexibility to meet potential business funding requirements should they arise within the next year.

We have a support agreement with Boeing that includes a liquidity provision. Under this provision, Boeing has committed itself to make contributions to us to the extent our fixed charge coverage falls below 1.05-to-1 on a four-quarter rolling basis.

The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2004, as well as during the year, we were in compliance with these and all of our various other debt covenants.

Ratio of Income to Fixed Charges

Our ratios of income to fixed charges for the years ended December 31, 2004 and 2003 were 1.52 and 1.25.

Income consists of income from continuing operations before provision for income taxes and fixed charges. Fixed charges include interest and related debt expense. The increase in the ratio in 2004 compared with 2003 was attributable to higher net income and lower interest expense in 2004.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies’ ratings of our debt. Our credit ratings are closely tied to those of Boeing.

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Given our current ratings and ratings outlook from the various credit rating agencies, we believe we have ready access to the capital markets. Our credit ratings are tied to those of Boeing due to the support agreement entered into between Boeing and us in December 2003. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing’s competitive positions in them. It is always possible that such changes could affect our access to the capital markets.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the SEC, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third-party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the consolidated balance sheets reflects fees received for extending those guarantees.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying value of Liabilities (2)
December 31, 2004
Residual value guarantees	$75	$75	$4
Delinquency guarantees (1)	7	-	-

	$82	$75	$4

December 31, 2003
Residual value guarantees	$75	$75	$4
Credit guarantees	25	25	-
Delinquency guarantees (1)	7	-	-

	$107	$100	$4

(1)	This amount is indemnified by Boeing.
(2)	Amounts included in other liabilities.

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

Material Variable Interests in Unconsolidated Entities

Our investments in ETCs, EETCs and Special Purpose Entities (“SPEs”) are included within the scope of Revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” All entities that were required to be consolidated under FIN 46(R) had been previously consolidated and therefore, the adoption of FIN 46(R) had no impact on our consolidated financial statements.

From 1999 through 2004 we invested in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs do not require consolidation under FIN 46(R). We believe that our maximum exposure to economic loss from ETCs and EETCs is $321 million, which represents our investment balance. Accounting losses, if any, from period to period could differ. At December 31, 2004, the ETC and EETC transactions we participated in had total assets of $3.9 billion and total debt (which is non-recourse to us) of $3.6 billion. During 2004, we recorded revenue of $28 million and cash flows of $70 million related to these investments.

From 1998 through 2004 we provided subordinated loans to certain SPEs that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are VIEs is $43 million, which represents our investment balance. Accounting losses, if any, from period to period could differ. At December 31, 2004, these SPE arrangements had total assets of $451 million and total debt (which is non-recourse to us) of $408 million. During 2004, we recorded revenue of $3 million and cash flows of $28 million related to these SPEs.

Capital lease obligations

We have off-balance sheet items that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased by us and subleased to our commercial aircraft customers. At December 31, 2004 these transactions included restricted cash deposits denominated in yen for the equivalent of $115 million and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments or consideration under certain contracts at December 31, 2004, as well as an estimate of the timing in which we expect to satisfy these obligations:

Contractual Obligations		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$6,744	$503	$2,612	$1,191	$2,438
Capital lease obligations	280	53	157	18	52
Minimum future rental commitments	4	2	2	-	-

	$7,028	$558	$2,771	$1,209	$2,490

We expect to meet our current obligations through internally generated cash flows (which include scheduled receipts from our portfolio and sales of portfolio assets) and from future borrowings.

The following table summarizes our commercial commitments outstanding at December 31, 2004, as well as an estimate of the timing in which we expect these commitments to mature:

Commercial Commitments		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Guarantor obligations (1)	$82	$-	$-	$54	$28
Financing commitments (2)	635	33	590	12	-

	$717	$33	$590	$66	$28

(1)	Primarily comprised of residual value and other guarantees provided by us.
(2)	Represents commitments to provide leasing and other financing.

Additionally, Boeing and its indirect wholly owned subsidiary, BCSC had unfunded commercial aircraft financing commitments of $6.0 billion at December 31, 2004. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer. However, if there were requirements to fund all of these commitments:

-    up to $464 million may be funded in less than one year,

-    an additional $3.2 billion may be funded in one to three years,

-    an additional $2.3 billion may be funded in three to five years, and

-    an additional $91 million may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

Critical Accounting Policies and Estimates

The following is a summary of accounting policies we believe are most critical to help put in context a discussion concerning the results of operations. We believe our interpretation and application related to these accounting policies are appropriate.

Asset Valuation  We periodically assess the fair value of assets we own, including equipment under operating leases, assets held for sale or re-lease, and collateral underlying receivables to determine if their fair values are less than the related assets’ carrying value. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral values, are considered in determining the allowance for losses on receivables.

We use a median calculated from published collateral values from multiple external equipment appraisers based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-lease  When events or circumstances indicate (and no less than annually), we review the carrying value of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. In 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease. We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use a median calculated from published fair values from multiple external equipment appraisers based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value.

Had the fair value of these assets deemed impaired during 2004 been 10% lower at the time each specific impairment had been taken, we estimate that asset impairment expense would have increased by approximately $9 million. We are unable to predict the magnitude or likelihood of any future impairments.

Allowance for Losses on Receivables  The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. We estimate our allowance for losses on receivables on the basis of two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, we determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

The allocation for general purposes represents our best estimate of losses existing in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual customer credits, published historical default rates for different rating categories, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance attributable to the remaining pool of receivables (after excluding receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure.

Prior to the third quarter of 2004, the collateral value was determined by averaging collateral values obtained from third-party equipment appraisers’ industry data. In the third quarter of 2004, we began determining the collateral value by calculating the median of those appraised values. The median value method provides a better weighted measure of aircraft collateral values. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Internal credit ratings are identified for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers. Prior to the third quarter of 2004, we based the cumulative default rate on the weighted average remaining life of the entire portfolio. In the third quarter of 2004, we began determining the cumulative default rate for each receivable based on its weighted average remaining life. By measuring each receivable’s weighted average remaining life as opposed to using a portfolio average, we have increased the overall accuracy of this measurement.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements, would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Prior to the third quarter of 2004, the calculation of the general allowance did not take into account collateral exposure mitigation for certain receivables that could arise from enforcing the agreements described in the previous paragraph because we concluded it was not probable that we would take the actions necessary to realize such exposure mitigation for those receivables. Such actions could include making significant investments in securities with a senior collateral position. During the third quarter of 2004, we reassessed the feasibility of enforcing such agreements in the event of default. We determined that it was appropriate to now realize the impact of these agreements on certain receivables for purposes of determining the general allowance because of our intention and ability to protect the value of the underlying collateral.

In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The resulting range of allowance necessary to cover credit-adjusted collateral exposure as of December 31, 2004, was approximately $235 million to $240 million. We adjusted the valuation allowance to $240 million at December 31, 2004.

Lease Residual Values  Operating leases are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. We recognize changes to the estimated residual values for equipment under operating leases by adjusting depreciation expense in periods subsequent to the review. At December 31, 2004, the residual value of our total equipment under operating leases was $2.2 billion. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. If future residual values were to decrease 5% from our present estimates, it would increase our depreciation on equipment under operating leases by approximately $15 million in 2004. These amounts would be charged to depreciation expense during the remaining lease terms such that the net investment in operating leases at the end of the lease terms would be equal to the revised residual values.

Finance leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We perform periodic reviews of the estimated residual values and, for finance leases, recognize permanent impairments in the current period as a reduction to finance lease income. At December 31, 2004, our aggregate finance lease residual balance was $882 million. Estimates used in determining residual values significantly impact the amount and timing of impairment for our finance leases. If future market values were to decrease 5% from our present estimates, it would not significantly change the impairment charges on our finance leases. Any impairment charges would be recorded as a reduction to finance lease income in the current year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our assets and liabilities, both fixed-rate and floating-rate, may be subject to interest rate and foreign exchange risk to the extent that the currency denominations, maturities and repricing characteristics of the liabilities do not perfectly match those of the assets. Nearly all of our assets and liabilities are denominated in U.S. dollars. The types and terms of borrowing and hedging instruments that are available to us in the market and possible changes in assets terms limit our ability to match assets and liabilities. This exposure to mismatch risk is managed through the use of interest rate and currency swaps, and we do not believe that we are exposed to material gains or losses due to interest rate or currency changes.

We have used public market information and common valuation methods to determine the fair value of our assets and liabilities. Our estimates are not necessarily indicative of the amounts we could realize in a current market exchange, and the use of different assumptions or valuation methods could have a material effect on the estimated fair value amounts.

At December 31, 2004, the carrying value of our assets was $10.3 billion and the carrying value of our liabilities was $8.9 billion. We use duration gap analysis to estimate the impact of changes in interest rates. Potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities are calculated based on the amount and timing of cash flows projected from each.

At December 31, 2004 and 2003, we estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, our net earnings, taking into account increases in both revenue and interest expense, would have changed by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities affected by a change in interest rates are generally not traded, we estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to our financial position.

Item 8. Financial Statements and Supplementary Data

The following pages include our consolidated financial statements as described in Item 14 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder’s equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has discontinued a significant portion of its Commercial Financial Services business in May 2004. The gain on sale and results prior to the sale are included in income from discontinued operations in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 25, 2005

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2004	2003
ASSETS
Cash and cash equivalents	$642	$716
Receivables:
Finance leases	3,474	3,573
Notes and other	2,228	2,379

	5,702	5,952
Allowance for losses on receivables	(240)	(303)

	5,462	5,649

Equipment under operating leases, net of accumulated depreciation	3,615	3,459
Investments	326	475
Assets held for sale or re-lease, net of accumulated depreciation	37	232
Assets of discontinued operations	70	2,082
Other assets	168	223

	$10,320	$12,836

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$149	$156
Other liabilities	329	249
Accounts with Boeing and Boeing Capital Services Corporation	213	58
Deferred income taxes	1,194	1,242
Debt	7,024	9,177

	8,909	10,882

Commitments and contingencies - Note 13

Minority interest	7	12

Shareholder’s equity:
Common stock - $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Capital in excess of par value	1,272	1,263
Accumulated other comprehensive loss, net of tax	(25)	(10)
Retained earnings	152	684

	1,404	1,942

	$10,320	$12,836

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2004	2003	2002
REVENUE
Finance lease income	$227	$238	$217
Interest income on notes receivable	183	174	162
Operating lease income	437	416	342
Investment income	29	49	25
Net gain on disposal	31	38	3
Other income	52	76	15

	959	991	764

Equity in loss from joint venture	-	-	(44)

	959	991	720

EXPENSES
Interest expense	350	358	319
Depreciation expense	218	213	177
Provision (recovery) for losses	(38)	151	108
Operating expenses	67	53	39
Asset impairment expense	106	92	24
Debt redemption costs	42	-	-
Other expense	36	42	18

	781	909	685

Minority interest	5	9	-

Income from continuing operations before provision for income taxes	183	91	35
Provision for income taxes	62	18	9

Income from continuing operations	121	73	26

Income from discontinued operations, net of tax	10	33	23
Net gain on disposal of discontinued operations, net of tax	42	-	-

Net income	$173	$106	$49

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Preferred Stock (1)		Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss		Retained Earnings		Comprehensive Income
Balance at December 31, 2001	$1,371	$50	$	5	$	804	$	(19)	$	531	$	133

Preferred stock redemption	(50)	(50)		-		-		-		-
Capital contributions from Boeing (2)	286	-		-		286		-		-
Net income	49	-		-		-		-		49		49
Cash dividends to Boeing	(2)	-		-		-		-		(2)		-
Reclassification adjustment for losses realized in net income, net of tax of $(2)	3	-		-		-		3		-		3
Unrealized loss on derivative instruments, net of tax of $1	(3)	-		-		-		(3)		-		(3)
Unrealized gain on investments, net of tax of $(2)	2	-		-		-		2		-		2

Balance at December 31, 2002	$1,656	$-		$5		$1,090		$(17)		$578		$51

Capital contributions from Boeing (2)	173	-		-		173		-		-
Net income	106	-		-		-		-		106		106
Unrealized gain on derivative instruments, net of tax of $(1)	7	-		-		-		7		-		7

Balance at December 31, 2003	$1,942	$-		$5		$1,263		$(10)		$684		$113

Capital contributions from Boeing (2)	9	-		-		9		-		-
Net income	173	-		-		-		-		173		173
Cash dividends to Boeing	(705)	-		-		-		-		(705)		-

Reclassification adjustment for losses realized in net income, net of tax of $(7)	12	-		-		-		12		-		12
Unrealized loss on investments, net of tax of $16	(28)	-		-		-		(28)		-		(28)
Unrealized gain on derivative instruments, net of tax of $(1)	1	-		-		-		1		-		1

Balance at December 31, 2004	$1,404	$-		$5		$1,272		$(25)		$152		$158

(1)	Preferred stock has no par value; 100,000 shares authorized: Series A; $5,000 stated value; no shares issued and outstanding at December 31, 2002, 2003 and 2004, respectively.
(2)	Balance represents $85, $167 and $0 of cash contributions and $201, $6 and $9 of non-cash contributions from Boeing and BCSC at December 31, 2002, 2003 and 2004, respectively.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2004	2003	2002
OPERATING ACTIVITIES
Net income(1)	$173	$106	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	210	217	183
Net gain on disposal of discontinued operations	(66)	-	-
Net gain on disposal	(31)	(38)	(3)
Provision (recovery) for losses	(38)	151	108
Net (gain) loss on derivative instruments and investments	1	(33)	7
Asset impairment and other related charges	107	118	93
Share-based plans expense	9	6	6
Other non-cash adjustments related to discontinued operations	15	63	76
Provision (benefit) from deferred income taxes	(40)	166	251
Change in assets and liabilities:
Other assets	22	130	(22)
Accrued interest	(27)	(26)	(80)
Accounts payable and accrued expenses	(7)	29	30
Other liabilities	(41)	43	(30)
Accounts with Boeing and Boeing Capital Services Corporation	(11)	36	126
Other	8	(15)	(9)

Net cash provided by operating activities	284	953	785

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	2,017	-	-
Net change in short-term leases, notes and other receivables	-	124	19
Transfer of net assets from Boeing	178	-	(186)
Purchase of investments	(11)	(33)	(442)
Proceeds from available-for-sale investments	21	41	-
Proceeds from held-to-maturity investments	63	78	115
Purchase of equipment for operating leases	(238)	(663)	(557)
Proceeds from disposition of equipment and receivables	285	59	5
Collection of leases, notes and other receivables	335	383	533
Origination of leases, notes and other receivables	(357)	(1,015)	(1,821)
Adjustments relating to discontinued operations	175	234	(142)

Net cash provided by (used in) investing activities	2,468	(792)	(2,476)

FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	-	(73)	28
Proceeds from issuance of debt	-	1,034	2,775
Repayment of debt	(2,121)	(1,259)	(909)
Payment of cash dividends	(705)	-	(2)
Capital contributions from Boeing	-	167	85

Net cash (used in) provided by financing activities	(2,826)	(131)	1,977

Net (decrease) increase in cash and cash equivalents	(74)	30	286
Cash and cash equivalents at beginning of year	716	686	400

Cash and cash equivalents at end of year	$642	$716	$686

(1)	Includes net income of $52, $33 and $23 from discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in millions)	2004	2003	2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of customer restructurings:
Decrease to finance leases	$-	$92	$-

Decrease to allowance for losses on receivables	$-	$(50)	$-

Addition of equipment under operating leases	$-	$(84)	$-

Assumption of debt	$-	$42	$-

Effect of joint venture consolidation:
Addition of equipment under operating leases	$-	$(14)	$-

Addition of equipment held for sale or re-lease	$-	$(32)	$-

Decrease to investments	$-	$22	$-

Addition of minority interest	$-	$21	$-

Purchase of investments	$-	$-	$(5)

Transfer of accounts with Boeing and Boeing Capital Services Corporation	$-	$-	$92

Transfer of receivables	$-	$-	$(110)

Assumption of debt	$-	$-	$120

Mark-to-market for fair value hedge derivatives on underlying debt	$(21)	$(18)	$170

Transfer of net assets from Boeing	$-	$-	$(195)

Net transfer from held for sale or re-lease	$(167)	$-	$-

Net transfer to operating leases	$177	$-	$-

Net transfer from finance leases	$(10)	$-	$-

Capital contributions from Boeing and Boeing Capital Services Corporation	$-	$6	$201

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Dollars in millions, except per share data)

Note 1 — Summary of Significant Accounting Policies

Organization  Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (“Boeing”). Boeing Capital Services Corporation (“BCSC”) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We were incorporated in Delaware in 1968. For the commercial aircraft market, we facilitate, arrange, structure and/or provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. For the defense and space markets, we primarily engage in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems segment government and commercial customers.

As discussed in Note 2, on May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (“GECC”) to sell substantially all of the assets related to our Commercial Financial Services (“CFS”) business. Based upon mutual agreement between the parties, the final closing date was extended to and completed by December 31, 2004. We intend to dispose of the remaining assets identified to the CFS business that are not subject to the purchase and sale agreement with GECC by the end of the second quarter of 2005. As a result, our consolidated financial statements and related note disclosures reflect the CFS business as discontinued operations for all periods. In addition, unless specifically noted, amounts disclosed in the notes to consolidated financial statements are from continuing operations.

In conjunction with the announced intent to dispose of our CFS business and consistent with our strategic priority to support the sale of Boeing products and services by facilitating, arranging, structuring and/or providing selective financing solutions, we reassessed our external segment reporting structure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This reassessment included an evaluation of our internal operating structure, which took into account the level for which management makes operating decisions and assesses performance, as well as the economic characteristics shared by our internal operating segments. Accordingly, we determined that we have only one reportable segment for external segment reporting purposes, primarily consisting of our Aircraft Financial Services business.

Principles of Consolidation  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

Cash and Cash Equivalents  We consider all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents include time deposits and money markets. At December 31, 2004 and 2003, we had classified as other assets restricted cash deposited with banks in interest-bearing accounts of $30 and $37 for specific lease obligations and contractual purchase options related to certain aircraft leased by us under capital lease obligations.

Portfolio  Our portfolio consists of finance leases, leveraged leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and assets held for sale or re-lease (net of accumulated depreciation).

Direct Finance Leases  At lease inception, we record an asset (“net investment”) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

Leveraged Leases  Direct finance leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest (“net rental receivables”). The difference of the net rental receivables and the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

Notes and Other Receivables  At commencement of a note receivable issued for the purchase of aircraft or equipment, we record the note and any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Equipment Under Operating Leases, Net of Accumulated Depreciation  Operating leases are recorded at cost and depreciated over the lease term to an estimated residual or salvage value, on a straight-line basis. If at the beginning of a subsequent lease, the equipment is intended to be leased beyond that current lease term, the equipment is depreciated over the estimated remaining useful life to an estimated salvage value. Revenue on the leased equipment is recorded on a straight-line basis over the term of the lease.

Investments  Certain investments are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities include preferred stock, Equipment Trust Certificates (“ETCs”) and Enhanced Equipment Trust Certificates (“EETCs”). Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of accumulated other comprehensive income/loss on the consolidated balance sheets. Losses deemed other-than-temporary are recorded as asset impairment expense. Prior to 2004, these other-than-temporary losses were recorded as a reduction to investment income. As discussed in Note 8, prior to the fourth quarter of 2004, held-to-maturity securities included EETCs for which we had the positive intent and ability to hold to maturity. Held-to-maturity securities were reported at amortized cost. We may transfer held-to-maturity securities to available-for-sale when there are changes in certain circumstances, as permitted by SFAS No. 115, or when other events that are isolated, nonrecurring and unusual occur, without requiring our entire portfolio of held-to-maturity securities to be transferred to available-for-sale. However, if we do not meet the circumstances permitted by SFAS No. 115, our entire portfolio of held-to-maturity securities are transferred to available-for-sale. Debt and equity securities are continually assessed for impairment. To determine if an impairment is other-than-temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity credit reviews and analyses of the counterparties.

The majority of our securities are illiquid non-traded securities, for which fair values are based on quoted dealer estimates. Fair values for investment securities may also be based on bid quotes from investment bank dealers, where available. We substantiate these quoted dealer estimates by performing a reasonableness test. Our general practice is to request spread levels over U.S. Treasury benchmarks from dealers and compare those levels to those of similar public securities. The amount that would ultimately be realized in a sale or other transaction could differ significantly from this estimate.

Assets Held for Sale or Re-lease, Net of Accumulated Depreciation  When aircraft collateral related to a finance lease or note receivable is repossessed, returned in satisfaction of the receivable or returned at the end of the finance lease or when aircraft are made available-for-sale, the carrying value of the aircraft asset or financial instrument, if greater than the estimated fair value of the aircraft asset or financial instrument, is written down to the estimated fair value of the aircraft asset or financial instrument, less costs to sell, and is transferred to assets held for sale or re-lease. Assets or financial instruments held for sale are subsequently carried at the lower of cost or estimated fair value less costs to sell. Aircraft assets held for re-lease are depreciated over the remaining useful life of the equipment to an estimated residual or salvage value, on a straight-line basis. Fair values for aircraft assets or financial instruments held for sale are determined by using both internal and external equipment valuations, including information developed from the sale of similar equipment in the secondary market.

Assets of discontinued operations  We classified the assets of the former CFS business as assets of discontinued operations. In May 2004, we decided to sell the CFS business and substantially all of its assets to GECC and decided to sell the remaining assets by the end of the second quarter of 2005. We report the assets of our discontinued operations at their fair values, less costs to sell. Assets of our discontinued operations are not depreciated while they are classified as held for sale. Assets of our discontinued operations that are held for sale may continue to generate cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from our continuing operations assets.

These assets will continue to be reported in discontinued operations as long as we determine that the cash flows of these assets will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations of these assets after they are sold or disposed.

Asset Valuation  We periodically assess the fair value of assets we own, including equipment under operating leases, assets held for sale or re-lease, and collateral underlying receivables to determine if their fair values are less than the related assets’ carrying value. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral values, are considered in determining the allowance for losses on receivables.

We use a median calculated from published collateral values from multiple external equipment appraisers based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-lease  When events or circumstances indicate (and no less than annually), we review the carrying value of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. In 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease. We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use a median calculated from published fair values from multiple external equipment appraisers based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value.

Allowance for Losses on Receivables  The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. We estimate our allowance for losses on receivables on the basis of two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, we determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, Boeing and other guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

The allocation for general purposes represents our best estimate of losses existing in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual customer credits, published historical default rates for different rating categories, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance attributable to the remaining pool of receivables (after excluding receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure.

Prior to the third quarter of 2004, the collateral value was determined by averaging collateral values obtained from third-party equipment appraisers’ industry data. In the third quarter of 2004, we began determining the collateral value by calculating the median of those appraised values. The median value method provides a better weighted measure of aircraft collateral values. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Internal credit ratings are identified for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers. Prior to the third quarter of 2004, we based the cumulative default rate on the weighted average remaining life of the entire portfolio. In the third quarter of 2004, we began determining the cumulative default rate for each receivable based on its weighted average remaining life. By measuring each receivable’s weighted average remaining life as opposed to using a portfolio average, we have increased the overall accuracy of this measurement. See Note 6 for further discussion on the impact of these changes.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements, would for example permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Prior to the third quarter of 2004, the calculation of the general allowance did not take into account collateral exposure mitigation for certain receivables that could arise from enforcing the agreements described in the previous paragraph because we concluded it was not probable that we would take the actions necessary to realize such exposure mitigation for those receivables. Such actions could include making significant investments in securities with a senior collateral position. During the third quarter of 2004, we reassessed the feasibility of enforcing such agreements in the event of default. We determined that it was appropriate to now realize the impact of these agreements on certain receivables for purposes of determining the general allowance because of our intention and ability to protect the value of the underlying collateral.

Lease Residual Values  Operating leases are carried at cost less accumulated depreciation and depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. We recognize changes to the estimated residual values for equipment under operating leases by adjusting depreciation expense in periods subsequent to the review. Finance leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We perform periodic reviews of the estimated residual values and, for finance leases, recognize permanent impairments in the current period as a reduction to finance lease income.

Non-accrual Receivables  Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal become doubtful. Generally we also place accounts greater than 90 days past due on non-accrual status. Income recognition is resumed when leases or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under contractual terms, any cash received in the interim is recorded to income.

Derivative Financial Instruments  We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose of intent for holding them. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of accumulated other comprehensive income/loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option-type instruments based on option pricing models.

Income Taxes  Our operations are included in the consolidated federal income tax return of Boeing. Boeing charges or credits us for federal income taxes resulting from our operations. Intercompany payments are made when federal income taxes are due or federal income tax benefits are realized by Boeing based on an informal arrangement, that federal income taxes are due or federal income tax benefits are realized at 100% of the amounts forecasted by us, with the amounts varying from forecast settled in the year realized by Boeing.

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that (a) arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes and (b) are assumed in connection with intercompany transactions with Boeing. Under an informal arrangement, the current provision for state income taxes based on an agreed upon rate is paid to Boeing, and the state income tax deferred asset or liability is carried on Boeing’s consolidated financial statements.

Note 2 – Discontinued Operations

On May 2, 2004, Boeing’s Board of Directors approved a plan to sell all of the assets and business operations of our CFS business. This plan was approved by our Board of Directors on May 21, 2004. On May 24, 2004, we entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to our CFS business. The purchase agreement, as amended, called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than December 31, 2004. The final asset sale closed December 27, 2004. We intend to dispose of the remaining assets identified to the CFS business that are not subject to the purchase and sale agreement with GECC by the end of the second quarter of 2005.

Our consolidated financial statements and related note disclosures reflect the CFS business as discontinued operations. Income associated with the CFS business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the CFS business that are expected to be assumed by GECC or other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

The assets sold to GECC consisted of leases and financing arrangements having a carrying value of $1,872 as of May 31, 2004. The purchase price paid for the assets transferred at each closing was determined based on the carrying value of the assets, plus a total premium of $140 that was paid as of June 30, 2004. As of December 31, 2004, we had received $2,017 in cash proceeds from this sale.

As part of the purchase and sale agreement with GECC, we agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively “cap” our exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to us in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. We have the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset.

In 2004 we recorded a net gain of $66 ($42 net of tax) due to the sale of the CFS assets to GECC. The gain was calculated as the $140 premium less the increase in our reserve for future portfolio losses; estimated sales and excise taxes; and investment banking, transaction and legal fees. Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, we had established a liability of $90 at December 31, 2004, to reserve for probable future portfolio losses, which included $54 previously reported as an allowance for losses on receivables transferred to GECC. We determined our expected losses of $90 on based on the customer credit ratings, published historical default rates for various rating categories and the collateral exposure for each customer based on the difference between the book carrying value and the estimated fair market value of the assets. Future adjustments may be made as circumstances dictate and will be recorded as part of our continuing operations.

Since substantially all of the operating activities of our former CFS business were included in the sale of our CFS portfolio assets and operations to GECC, we did not allocate any interest expense or general and administrative expense to our discontinued operations following May 2004, the month in which the sale to GECC was announced. For the five months ended May 31, 2004, we allocated $31 of interest expense and $3 of general administrative expense to the CFS business which is reflected in income from discontinued operations.

During 2004, the net gain on disposal of discontinued operations of $66 ($42 net of tax), included a gain of $72 ($46 net of tax) related to the sale of assets to GECC and a loss of $6 ($4 net of tax) related to the revaluation of the remaining CFS assets to the lower of carrying value or fair value less costs to sell. This revaluation loss related principally to one 737 Boeing Business Jet (“BBJ”) that was on lease to Boeing and was part of the CFS portfolio classified as assets of discontinued operations. Early termination of the lease under terms of the intercompany contract would have required Boeing to purchase the BBJ for a stipulated amount based on the date of the termination. Since we, as well as Boeing, are reporting the CFS business as discontinued operations following the same basis of accounting, we recorded the valuation loss on the BBJ, which we continue to own, and elected not to enforce Boeing’s obligation to purchase the BBJ at the contractually stipulated value. Both parties elected to terminate the intercompany lease on May 31, 2004. As a result, our reported net gain on disposal of discontinued operations is the same as that reported by our parent, Boeing. We will realize the proceeds of any future dispositions, including any related gains or losses.

During the third quarter of 2004, Boeing reassessed its near term executive fleet requirements and that resulted in one BBJ on lease from us being retained in Boeing’s executive fleet. As a result of this decision, we recorded a loss of $11 an asset impairment charge as part of our continuing operations and reclassified the asset from discontinued operations. The BBJ is now under a lease agreement with Boeing.

Operating results of the discontinued operations for the years ended December 31 were as follows:

	2004	2003	2002
Revenue	$96	$229	$230

Income from discontinued operations	$16	$51	$37
Provision for income taxes	6	18	14

Income from discontinued operations, net of tax	$10	$33	$23

Net gain on disposal of discontinued operations	$66	$-	$-
Provision for income taxes	24	-	-

Net gain on disposal of discontinued operations, net of tax	$42	$-	$-

The major classes of assets related to discontinued operations, all of which were held for sale, at December 31 were as follows:

	2004	2003
Finance leases	$10	$724
Notes and other	1	727
Allowance for losses on receivables	-	(48)
Equipment under operating leases	59	633
Assets held for sale or re-lease	-	46

Assets of discontinued operations	$70	$2,082

Note 3 — Relationship and Transactions With Boeing and Boeing Capital Services Corporation

Operating Agreement

An operating agreement (the “Operating Agreement”) governs certain important aspects of the relationship between us, BCSC (our parent and an indirect wholly owned subsidiary of Boeing) and Boeing relating to the purchase and sale of commercial aircraft receivables, the leasing of commercial aircraft, the remarketing of aircraft returned to or repossessed by us under leases or secured loans and the allocation of federal income taxes between the companies.

Under the Operating Agreement, subject to some exceptions, Boeing will make available to us the opportunity to provide financing of Boeing products. Additionally, under limited circumstances, we may tender to Boeing commercial aircraft that we are attempting to remarket, at a price equal to the fair market value of the aircraft less 5%.

Support Agreement

We have a support agreement (the “Support Agreement”) with Boeing with these principal features:

-     Boeing will maintain 51% or greater ownership of us,

-     Boeing will make contributions to us, if needed, to the extent that our fixed-charge coverage would fall below 1.05-to-1 on a four-quarter rolling basis, and

-     Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

The Support Agreement may not be modified or terminated unless (a) two-thirds of the debt holders consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, nor is it directly enforceable against Boeing by third parties.

Intercompany Credit Arrangements

The backup credit facility between Boeing and its banks was renewed on November 19, 2004. The 364-day line was reduced in total size from $2,500 to $2,000; Boeing will continue to allocate $1,250 of this line exclusively to us. Boeing will also continue to make $750 of its five-year revolving credit line expiring in 2008 exclusively available to us. At December 31, 2004, there were no amounts outstanding under these agreements. We may borrow from BCSC, and

BCSC may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, we had borrowings of $20 and $45 outstanding at December 31, 2004 and 2003. BCSC had no borrowings outstanding with us at December 31, 2004 and 2003.

We may borrow from Boeing, and Boeing and its subsidiaries may borrow from us, short-term funds at agreed upon rates and maturities. Under this arrangement, neither Boeing nor we had borrowings outstanding at December 31, 2004 and 2003.

Federal Income Taxes

Our operations are included in the consolidated federal income tax return of Boeing with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, Boeing will pay, or we will pay Boeing, as appropriate, an amount equal to the difference between the consolidated tax liability and Boeing’s tax liability computed without consolidation with us. If, after Boeing pays us, Boeing incurs tax losses that may be carried back to the year for which those payments were made, we nevertheless will not be obligated to repay to Boeing any portion of these payments. Furthermore, we have been operating since 1975 under an informal arrangement, which has entitled us to rely upon the realization of tax benefits for the portion of projected taxable earnings of the parent allocated to us. This has been important in pricing for our leasing activities. Under the informal arrangement, alternative minimum taxes are disregarded and intercompany payments are made when taxes are due or tax benefits are realized by Boeing based on the assumption that taxes are due or tax benefits are realized at 100% of the amounts we forecast, with the amounts varying from forecast settled in the year realized by Boeing. There can be no assurances that this (and other) intercompany arrangement(s) will not change from time to time.

Intercompany Transactions

Accounts payable with Boeing and BCSC consisted of the following at December 31:

	2004	2003
Notes payable to BCSC	$20	$45
Federal income tax receivable	(10)	(12)
State income tax payable	3	4
Other payables(1)	200	21

	$213	$58

(1) At December 31, 2004, other payables included $178 related to our purchase of a 100% participation in a D tranche EETC investment.

During 2004, 2003 and 2002, we recorded financing revenue (revenue from finance leases, notes and other receivables and equipment under operating leases) from Boeing, exclusive of guarantees and subsidies, of $24, $26 and $14, respectively.

During 2003, we purchased two BBJs from a third party. During 2004, we purchased two new BBJs from Boeing. These aircraft were converted to a C-40 configuration under a head lease structure with Boeing, which has a concurrent sublease with the U.S. Government. We maintain a firm commitment to fund an additional $2 in aircraft upgrades. The commitments to fund the aircraft upgrades are included in our total financing commitments as described in Note 13.

We entered into certain transactions with Boeing in the form of intercompany guarantees and other subsidies. Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. At December 31, 2004 we were the beneficiary under $2,887 of guarantees ($2,498 for domestic airlines and $389 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $4,403 ($3,162 of receivables, $1,142 of equipment under operating leases and $99 of investments).

Guarantee amounts by aircraft type at December 31, 2004 are summarized as follows:

	Guarantee	Carrying Value
717	$1,695	$2,295
Out of production twin-aisle aircraft	360	495
Out of production single-aisle aircraft(1)	630	656
Other Boeing and regional aircraft(2)	217	975

	$2,902	$4,421

       (1)  This includes guarantee and carrying value for the 757 of $546.

       (2)  This includes third-party guarantees of $15 and carrying value of $18.

We recorded the following activity under intercompany guarantee agreements as of December 31:

	2004	2003	2002
Guarantees applied to income	$28	$56	$61
Guarantees applied to reduce carrying value of related aircraft	5	23	74

	33	79	135
Fees	(3)	(4)	(2)

Net guarantee payments	$30	$75	$133

Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third-party leases. For the years ended December 31, 2004, 2003 and 2002, we recognized income of $45 and $49 and $48, respectively, under these subsidies.

Additionally, as provided for under the terms of the intercompany guarantee agreements, for the years ended December 31, 2004, 2003, and 2002, Boeing recorded additional charges of $84, $65 and $227, respectively, related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the years ended December 31, 2004, 2003 and 2002, respectively, we recognized new business volume of $530, $1,700 and $2,600 related to our purchase of aircraft and equipment from Boeing.

In November 2003, we financed an equipment upgrade of $4 for a BBJ on an operating lease to Boeing. In December 2004, the lease was amended and requires annual lease payments of $7 through September 2007. At December 31, 2003, the carrying value of the leased aircraft was $42.

During 2001, we entered into a note receivable agreement with Boeing for a BBJ. At both December 31, 2004 and 2003, the carrying value of this note was $23. This note was repaid in January 2005.

During the third quarter of 2004, we sold to Boeing at net carrying value of $181 a D tranche debt security issued by a trust sponsored by Delta Air Lines, Inc. (“Delta”). On December 31, 2004, Boeing sold us a 100% participation in the same D tranche debt security for $178. See Note 8 for further discussion on the transaction with Delta.

During 2004 we agreed to nullify an intercompany stipulated loss contract with Boeing on two BBJs. In September 2004, as a result of Boeing’s decision to retain one BBJ as part of its executive fleet, we reclassified one BBJ from discontinued operations to continuing operations at its fair value of $43. We also reclassified an $11 valuation loss on disposal that was recorded during the second quarter of 2004 to continuing operations. See Note 2 for a discussion on the reclassification of the BBJ to continuing operations and for a discussion on the nullification of the intercompany stipulated loss contract.

Additionally, during 2004, $11 of allowance for losses on receivables was transferred from Boeing to us and included in our allowance for losses on receivables pursuant to an intercompany agreement that was subsequently terminated. The allowance for losses on receivables was subsequently reduced by $11 in connection with the conversion of a particular finance lease to an operating lease due to a lease restructuring.

At December 31, 2004, Boeing and its indirect wholly owned subsidiary, BCSC, had unfunded aircraft financing commitments of $6,028. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer. However, if there were to be a requirement to fund all of these commitments, the timing in which these commitments expire is as follows:

-     up to $464 may be funded in less than one year,

-     an additional $3,165 may be funded in one to three years,

-     an additional $2,308 may be funded in three to five years, and

-     an additional $91 may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

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

We receive support services from Boeing and its subsidiaries. The charges for these services during 2004, 2003 and 2002 totaled $9, $9 and $6, respectively. We also assist Boeing in arranging, structuring and/or providing selective financing solutions to meet the needs of its commercial aircraft and space and defense customers. We received no compensation from other Boeing affiliates for services provided by us in 2004, 2003 and 2002.

Note 4 — Portfolio Quality

The portfolio of receivables, equipment under operating leases, investments and assets held for sale or re-lease consisted of the following for the years ended December 31:

	2004	2003
Receivables:
Finance leases	$3,474	$3,573
Notes and other	2,228	2,379

	5,702	5,952

Equipment under operating leases, net of accumulated depreciation of $661 and $523	3,615	3,459
Investments	326	475
Assets held for sale or re-lease, net of accumulated depreciation of $7 and $22	37	232

Total portfolio	$9,680	$10,118

Non-Performing Assets

Non-performing assets (assets either not recognizing income on an accrual basis or equipment without current contractual lease revenue) for the years ended December 31 consisted of the following:

	2004	2003
Assets placed on non-accrual status:
Receivables	$715	$450
Equipment under operating leases, net of accumulated depreciation	21	77

	736	527

Assets held for sale or re-lease, net of accumulated depreciation	37	232

	$773	$759

Ratio of non-accrual receivables to total receivables	12.5%	7.6%
Ratio of total non-performing assets to total portfolio	8.0%	7.5%

At December 31, 2004 and 2003, ATA Holdings Corp. (“ATA”) represented $705 and $743 of our total portfolio ($6 and $7 represented a note receivable and $0 and $36 represented a preferred stock investment). Due to ATA’s continued financial difficulties, in the third quarter of 2004 we placed ATA’s portfolio on non-accrual status. Additionally, we provided a specific impairment allowance to reserve for our collateral exposure on our finance leases and note receivable with ATA. On October 26, 2004, ATA filed for voluntary bankruptcy protection. At both December 31, 2004 and 2003, ATA had no receivables with installments more than 90 days delinquent.

At December 31, 2004 and 2003, Hawaiian Airlines, Inc. (“Hawaiian”) represented $389 and $436 of our total receivables portfolio and $67 and $70 of our total equipment under operating leases portfolio. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. In September 2004 we reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of our leases and on the amount of our unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by us for the period of time prior to the September 2004 settlement and losses that would be incurred by us based on the difference between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved our unsecured claim against the Hawaiian estate and also approved the new terms of our restructured leases. In September 2004, we sold our unsecured claim to RC Aviation LLC (“Ranch”). In connection with the approval of our claim by the bankruptcy court, we recorded $35 of income relating to recovered costs and lost revenue prior to the approval of the claim by the bankruptcy court. Additionally, as a result of the approval claims for lost lease rental revenue, we recorded $31 of unearned income associated with our 767 leases to Hawaiian. We recorded a provision for losses of $13 due to the difference between the approved bankruptcy claim and the amount we received when we sold the claim. Prior to Hawaiian’s bankruptcy, we accounted for all of our 717 leases and two of our three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, we continue to account for all the 717 leases and two of the three 767 leases as finance leases. For two of the 767 finance leases we recorded a restructuring charge of $1. As a result of Hawaiian’s bankruptcy settlement and our evaluation of the operating performance of Hawaiian, effective October 1, 2004, our Hawaiian portfolio was taken off of non-accrual status.

For the portfolio assets that we deemed to be non-performing as of December 31, 2004, we received cash and recorded income of $7 during 2004. For the portfolio assets that we deemed to be non-performing as of December 31, 2003, we received cash and recorded income of $50 and recorded income of $37 during 2003.

At December 31, 2004 and 2003, we had no receivables or equipment under operating leases with amounts past due greater than 90 days with income still accruing.

Impaired Receivables

The carrying values of impaired receivables consisted of the following at December 31, as follows:

	2004	2003
Impaired receivables with specific impairment allowance	$1,179	$483
Impaired receivables with no specific allowance	1,053	1,122

	$2,232	$1,605

As noted above, due to ATA’s continued financial difficulties, in the third quarter of 2004 we provided a specific impairment allowance to reserve for our collateral exposure related to our finance leases and note receivable with ATA. At December 31, 2004, $705 of our impaired receivables with a specific impairment allowance related to receivables from ATA were secured by 757 aircraft and a note receivable.

At December 31, 2004 and 2003, we held $389 and $436 of specifically impaired receivables related to receivables from Hawaiian that were fully reserved and are secured by 717 and 767 aircraft.

At December 31, 2004 and 2003, we determined that a specific impairment allowance on $1,053 and $1,076 of our impaired receivables from United Air Lines, Inc. (“United”) that are secured by 767 aircraft and 777 aircraft, was not necessary. During the third quarter of 2003, we completed a restructuring of these receivables, as discussed further in Note 13. Although United is performing under the terms of the restructuring at December 31, 2004, due to its continued operation under protection of the bankruptcy laws we continue to deem our receivables from United as impaired.

Our average recorded investment in impaired receivables was $1,940, $1,688 and $211 in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, we recognized accrual basis income of $30, $106, $18, respectively on these impaired receivables during the periods in which they were considered impaired and we recognized $35, $115 and $12 of cash proceeds respectively.

Receivables More than 90 Days Delinquent

The following table presents information related to receivables that are more than 90 days delinquent at December 31:

	2004	2003
Amount of delinquent installments	$6	$10
Receivable balance related to delinquent installments	$11	$60
Receivable balance related to delinquent installments as a percentage of total receivables	0.2%	1.0%
Receivables due from delinquent obligors	$11	$448
Receivables due from delinquent obligors as a percentage of total receivables	0.2%	7.5%

Impact of Intercompany Agreements and Guarantees

At December 31, 2004, we were the beneficiary of $2,887 of guarantees from Boeing, which mitigates our risk with respect to portfolio assets totaling $4,403 ($3,162 of receivables, $1,142 of equipment under operating leases and $99 of investments). At December 31, 2004, we were also the beneficiary of $15 of guarantees from unrelated parties with respect to portfolio transactions totaling $18.

Impairments of equipment under operating lease and assets held for sale or re-lease

For the years ended December 31, 2004 and 2003, we recorded pre-tax non-cash charges totaling $27 and $92 to record impairments of equipment under operating lease and assets held for sale or re-lease as a result of declines in market values and projected future rents for aircraft and equipment.

Note 5 — Investment in Receivables

The investment in receivables at December 31 consisted of the following:

	2004	2003
Investment in finance leases:
Direct finance leases	$3,299	$3,397
Leveraged leases	175	176

	3,474	3,573
Notes and other	2,228	2,379

Total investment in finance leases and notes and other	5,702	5,952
Less allowance for losses on receivables	(240)	(303)

	$5,462	$5,649

The investment in direct finance leases at December 31 consisted of the following:
	2004	2003
Minimum lease payments	$4,994	$5,181
Estimated residual value of leased assets	824	811
Unearned income and deferred incremental direct costs	(2,519)	(2,595)

	$3,299	$3,397

At December 31, 2004 and 2003, finance lease receivables of $62 and $64 were assigned as collateral to secure senior debt. Finance lease receivables of $177 and $192 at December 31, 2004 and 2003 related to commercial aircraft leased by us under capital lease obligations.

Boeing guarantees a substantial portion of the rental streams of MD-90 aircraft that were returned by the original lessee. In effect, Boeing became the lessee under these leases. At December 31, 2004 and 2003, the carrying values of aircraft effectively leased to Boeing were $80 and $84.

The net investment in leveraged leases at December 31 consisted of the following:

	2004	2003
Minimum lease payments	$1,072	$1,141
Less principal and interest payable on non-recourse debt	(510)	(541)

Net rental receivables	562	600
Estimated residual value	58	58
Unearned income and deferred incremental direct costs	(445)	(482)

Investment in leveraged leases	175	176
Less deferred taxes from leveraged leases	(227)	(215)

	$(52)	$(39)

The components of revenue from leveraged leases, after the effects of interest on non-recourse debt and other related expenses for the years ended December 31, 2004, 2003 and 2002 were $0, $0 and $4 ($3 net of tax), respectively.

On May 24, 2001, American Airlines, Inc. (“American”) issued EETCs, and we received proceeds attributable to monetization of receivables associated with 32 MD-83 aircraft on lease to American. These borrowings of $509 and $538 as of December 31, 2004 and 2003 are non-recourse to us and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%. This transaction is accounted for as a leveraged lease; therefore, this debt balance is netted against the receivables.

The investment in notes and other receivables at December 31 consisted of the following:

	2004	2003
Principal	$2,215	$2,371
Accrued interest	16	12
Unamortized discount and deferred incremental direct costs	(3)	(4)

	$2,228	$2,379

Aggregate installments of minimum lease payments and principal payments on receivables at December 31, 2004 are due during each of the years ending December 31 and thereafter as follows:

	2005	2006	2007	2008	2009	Thereafter
Finance leases:
Direct finance leases	$382	$381	$450	$352	$327	$3,102
Leveraged leases	35	33	30	28	40	396
Notes and other	213	163	180	180	146	1,333

	$630	$577	$660	$560	$513	$4,831

Maturities and Interest Rate Structures

The following table shows the maturity distribution and interest rate structures of our domestic and foreign minimum lease payments and principal payments for receivables at December 31, 2004:

	Domestic	Foreign	Total
2005	$534	$96	$630
2006	505	72	577
2007	593	67	660
2008	487	73	560
2009	494	19	513
2010 and thereafter	4,647	184	4,831

	$7,260	$511	$7,771

Receivables based on:
Fixed interest rates	$6,328	$241	$6,569
Variable interest rates	932	270	1,202

	$7,260	$511	$7,771

Note 6 — Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the years ended December 31:

	2004	2003	2002
Allowance for losses on receivables at beginning of year	$303	$219	$114
Provision (recovery) for losses	(38)	151	108
Write-offs, net of recoveries	(36)	(67)	(5)
Allowance transferred from Boeing	11	-	2

Allowance for losses on receivables at end of year	$240	$303	$219

Allowance as a percentage of total receivables	4.2%	5.1%	3.8%

The allocation of the allowance for losses on receivables between specific reserves and general purposes for the years ended December 31 was as follows:

	2004		2003
Allocated to specific reserves	$222	92.5%	$105	34.7%
Allocated for general purposes	18	7.5	198	65.3

	$240	100.0%	$303	100.0%

During 2004, we recorded a recovery of $38 to the provision for losses primarily due to the following: a benefit of $53 as a result of recognizing the full effect of certain collateral agreements; a benefit of $28 due to refinements in the methodology for measuring collateral values by changing from an averaging method to a median value and changing from a portfolio based weighted average life to the weighted average life of each receivable; a benefit of $11 due to the sale of various notes (thus decreasing collateral exposure); $49 increase of additional exposure for ATA; and a $17 increase to cover normal exposure due to changes in portfolio assets and changes in aircraft collateral values. Additionally during 2004, we recognized $36 in write-offs, primarily comprised of $24 related to Hawaiian including the impact of its bankruptcy claim, $11 related to conversion of a finance lease to an operating lease, $7 related to the valuation of notes receivable at their sales value, partially offset by the transfer of an allowance of $11 from Boeing related to a finance lease.

Impact of Intercompany Guarantees

At December 31, 2004, we were the beneficiary under $1,982 of guarantees from Boeing, which mitigates our risk with respect to portfolio receivables totaling $3,162. The guarantees in our favor are either full or partial in nature and include residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees provide a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level. Due to intercompany guarantees from Boeing, our accounting classification of certain third-party leases may differ from the accounting classification in the consolidated Boeing financial statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated.

The following table reconciles, on a pro forma basis, the changes in the allowances for losses on receivables excluding the impact of intercompany guarantees from Boeing and any related accounting classification differences for the years ended December 31:

	2004	2003	2002
Allowance for losses on receivables at beginning of year	$400	$299	$114
Provision for losses	44	212	190
Write-offs, net of recoveries	(42)	(111)	(5)

Allowance for losses on receivables at end of year	$402	$400	$299

During 2004, Boeing recorded a provision of $44 primarily due to $87 related to additional exposure for ATA, a benefit of $53 as a result of recognizing the full effect of certain collateral agreements, a benefit of $9 due to refinements in the methodology for measuring collateral values by changing from an averaging method to a median value and changing from a portfolio based weighted average life to the weighted average life of each receivable, a benefit of $11 due to the sale of various notes (thus decreasing collateral exposure) and a $17 increase to cover normal exposure due to changes in portfolio assets and changes in aircraft collateral values.

Note 7 — Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2004	2003
Commercial aircraft	$3,997	$3,729
Space and defense equipment	191	154
Other aircraft and equipment	88	99

	4,276	3,982
Accumulated depreciation	(661)	(523)

	$3,615	$3,459

At December 31, 2004, future minimum rentals scheduled to be received under the non-cancelable portion of operating leases are as follows:

	2005	2006	2007	2008	2009	Thereafter
Operating leases	$450	$377	$316	$282	$245	$1,137

At December 31, 2004 and 2003, equipment under operating leases of $238 and $253 was assigned as collateral to secure senior debt. At December 31, 2004 and 2003 equipment under operating leases of $121 and $135 related to commercial aircraft leased by us under capital lease obligations.

At December 31, 2004 and 2003, equipment under operating lease included leases of $101 and $112 for which a component of the lease generates contingent rentals, which are recorded in income as received. At December 31, 2004 and 2003 we recognized income of $4 on these assets.

Note 8 — Investments

Available-for-sale and held-to-maturity securities at December 31, 2004 and 2003 consisted of the following:

	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2004
Available-for-Sale(1) (3)	$364	(2)	$-	$(39)	$325

2003
Available-for-Sale	$20		$1	$-	$21
Held-to-Maturity(1) (3)	453		-	(57)	396

	$473		$1	$(57)	$417

(1)	Primarily consists of pass-through trust certificates, commonly known as EETCs.
(2)	Related to the $364 at December 31, 2004, we had $10 in guarantees from Boeing and $5 in guarantees from a third party.
(3)	For 2003, these securities have been in a continuous unrealized loss position for 12 months or longer. For 2004, the same condition existed, other than for the Delta EETC investment.

Included in investments at December 31, 2004 and 2003 was $1 related to a cost method investment.

On September 17, 2004, we sold to Boeing at net book value of $181 a D tranche debt security issued by a trust sponsored by Delta. This included $5 of accrued interest and $2 of unamortized premium offset fully by accumulated other comprehensive income. The sale was pursuant to the significant deterioration of Delta’s financial condition in the period just prior to the sale and qualified as an exception under the held-to-maturity accounting rules. In November 2004, we and Delta signed a term sheet whereby we agreed to exchange the D tranche investment for two C tranche investments owned by Delta and certain other rights. On December 31, 2004, Boeing sold us a 100% participation in the D tranche at the carrying value of $178, which included $2 of accrued interest and $2 of unamortized premium offset by accumulated other comprehensive income. Since all significant conditions precedent to the exchange that were beyond our control had occurred prior to December 31, 2004, we concluded that the fair value of the D tranche at December 31, 2004 should be equal to the fair value of the assets that were to be received in the planned exchange with Delta. As a result, as of December 31, 2004 we recorded the D tranche at a fair value of $146 based on the fair value of assets to be received upon completion of the exchange transaction with Delta. Although we recorded a pre-tax non-cash charge to asset impairment expense of $32 as a result of this adjustment, we have substantially mitigated further risk of a realized loss by improving the collateral securing the investments while maintaining an expected return equal to the original D tranche investment.

As a result of our decision to participate in an exchange of assets with Delta, we determined that we did not intend to hold our investment in the D tranche until maturity. As a result of this decision, we determined that our entire portfolio of held-to-maturity securities would have to be accounted for as available-for-sale securities. Since our economic commitment to the exchange of assets occurred in mid-December 2004, we elected to reclassify our held-to-maturity investments as available for sale securities effective December 31, 2004. At that time we reduced the carrying value of our investments by $37 and recorded an equal charge to accumulated other comprehensive income/loss. We do not expect that we will be able to account for any of our investments as held-to-maturity investments for at least two years. We will record the changes in the fair values of our available-for-sale securities as changes to the carrying values of the securities with a corresponding change to accumulated other comprehensive income/loss.

At December 31, 2004, our available-for-sale investments included $312 of subordinated debt investments in several EETCs and a $4 investment in preferred stock. These EETCs are financing arrangements that are regularly used by airlines to finance pools of aircraft. Approximately $287 of the above amounts related to EETC investments that were acquired in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that the remainder of the EETC and preferred stock investments are not other-than-temporarily impaired, with the exception of the Delta D tranche investment. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt and equity securities.

At December 31, 2004, our available-for-sale investments included an investment in mandatorily redeemable preferred stock of ATA that had been in a continuous unrealized loss position since 2001. During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29. Of this amount, $17 of pre-tax unrealized loss ($11 net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18, which reduced the carrying value of the investment to zero.

At December 31, 2004 and 2003, none of our investment securities were considered investment grade securities.

At December 31, 2004, maturities of debt securities were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$146	$146
Due from one to five years	123	99
Due from five to ten years	65	55
Due after ten years	30	25

	$364	$325

Note 9 — Income Taxes

The components of the provision (benefit) for taxes on income for the years ended December 31 were as follows:

	2004	2003	2002
Current:
Federal	$100	$(357)	$(54)
State	3	2	1

	103	(355)	(53)

Deferred:
Federal	(41)	373	62

	$62	$18	$9

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31 (which included approximately $230 of deferred tax liabilities at December 31, 2004 that related to the CFS business which is shown as discontinued operations):

	2004	2003
Deferred tax assets:
Allowance for losses on receivables	$140	$158
Other	84	57

	224	215

Deferred tax liabilities:
Leased assets	(1,373)	(1,420)
Other	(58)	(43)

	(1,431)	(1,463)

	(1,207)	(1,248)
Deferred tax on accumulated other comprehensive income/loss	13	6

Net deferred tax liability	$(1,194)	$(1,242)

Income taxes computed at the United States federal income tax rate and the provision (benefit) for taxes on income differ as follows for the years ended December 31:

	2004		2003		2002
Tax computed at federal statutory rate	$64	35.0%	$32	35.0%	$12	35.0%
State income taxes, net of federal tax benefit	2	1.3	2	1.8	1	1.8
Foreign sales corporation/extraterritorial income tax benefit	(7)	(4.0)	(16)	(17.0)	(3)	(9.0)
Other	3	1.6	-	-	(1)	(2.1)

	$62	33.9%	$18	19.8%	$9	25.7%

We are currently under examination by the Internal Revenue Service (“IRS”) for the tax years 1998 through 2001. The outcome of the IRS audit is not expected to have a material adverse effect on our earnings, cash flows and/or financial position.

We made an income tax payment to Boeing of $123 in 2004 and received income tax payments from Boeing of $157 and $248 in 2003 and 2002. We paid income tax payments to or had (receipts) from other federal, state and foreign tax agencies of $4, $1 and $(1) in 2004, 2003 and 2002, respectively.

Note 10 — Debt and Credit Agreements

Debt consisted of the following at December 31:

	2004	2003
Senior debt:
Variable rate (three-month LIBOR plus 0.06%) note due 2012	$5	$5
4.75% note due 2008	498	504
5.65% note due 2006	514	1,034
5.75% note due 2007	748	747
5.80% note due 2013	610	610
6.10% note due 2011	772	776
6.50% note due 2012	757	757
7.10% note due 2005(1)	-	499
7.375% note due 2010	537	544
3.44% Euro medium-term note due 2004(1)	-	61
Non-recourse variable rate note due 2012 (one-month LIBOR plus 1.1%-2.46%)	45	47
4.84% - 5.79% non-recourse notes due through 2013	39	41
3.15% - 6.75% retail medium-term notes due through 2017	874	874
2.55% - 7.64% medium-term notes due through 2023	1,345	2,240
1.69% secured debt, proceeds of securitization due through 2009(1)	-	89
1.67% - 7.35% capital lease obligations due through 2015	280	329

	7,024	9,157

Subordinated debt:
8.31% medium-term note due 2004(1)	-	20

	$7,024	$9,177

(1)	This debt was repaid in full in 2004.

On February 16, 2001, we filed a public shelf registration of $5,000 of debt securities with the Securities and Exchange Commission (“SEC”). As of December 31, 2004, an aggregate amount of $402, allocated to our Series XI medium-term program, remains available for potential debt issuance.

On February 22, 2002, we filed a public shelf registration of $5,000 of debt securities with the SEC. As of December 31, an aggregate amount of $3,019 (which includes $119 of retail medium-term notes) remains available for potential debt issuance.

On June 6, 2002, we established a Euro medium-term note program in the amount of $1,500. At December 31, 2004, we had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to us and the program to be updated within the prior twelve months. In view of our cash position and other available funding sources, we determined during 2004 that it was unlikely we would need to use this program in the foreseeable future. The program is thus inactive and unavailable until the necessary procedures are undertaken and completed.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2004, as well as during the year, we were in compliance with these and all debt covenants.

Since November 21, 2003, $750 of Boeing’s five-year revolving credit line expiring in 2008 has been exclusively available to us. This is in addition to $1,250 of Boeing’s $2,000 364-day revolving credit line, which is exclusively available to us. At December 31, 2004, there were no amounts outstanding under these agreements.

During July 2004, we redeemed $1,000 face value of our outstanding senior notes ahead of their scheduled redemption. This included the entire principal balance, equal to $500 face value, of our 7.10% senior notes due in 2005 and $500 face value of our 5.65% senior notes due in 2006. We recognized a loss of $42 related to this early debt redemption which consisted of a $52 prepayment penalty for early redemption offset by $10 related to the amount by which the fair value of our hedged redeemed debt exceeded the carrying value of our hedged redeemed debt.

Maturities of debt and capital lease obligations during the years ending December 31 are as follows:

	Debt	Capital Leases
2005	$503	$53
2006	665	47
2007	1,256	87
2008	691	23
2009	518	9
2010 and thereafter	3,111	61

	$6,744	$280

In 2004, 2003 and 2002, respectively, interest payments were $390, $459 and $405. Of these amounts, $3, $4 and $5 were paid to Boeing and BCSC in the respective years.

Note 11 — Share-Based Plans Expense

Included in other expenses were $9, $6 and $6 attributable to share-based plans expense for the years ended December 31, 2004, 2003 and 2002, respectively. Share-based plans expense relates to Boeing Performance Shares issued to our executives. Performance Shares are stock units that are convertible to Boeing stock contingent upon the Boeing stock price performance. Share-based plans expense is determined based upon the market value of Boeing stock at the time of the award applied to the maximum number of shares contingently issuable based on Boeing stock price, and is amortized over a five-year period. We record an increase to capital in excess of par value as an offset to share-based plans expense.

Note 12 — Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap and cross currency swap contracts with a number of major financial institutions. Since we believe it is likely that any of our counterparties will be able to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

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

Fair Value Hedges

In July 2004, as part of an early debt redemption, we redeemed 50% of our senior notes due in 2006. Since we hedged a portion of this specific debt instrument, we recorded our hedges as proportionate hedges. As a result of the early debt redemption, 50% of the outstanding hedges no longer qualified for hedge accounting treatment and 50% of the unamortized fair value adjustment related to previously terminated swaps was recognized in income, resulting in a $10 reduction in the cost of early debt redemption.

During the first quarter of 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding in a firmly committed lease for which payment terms are determined in advance of funding. This type of hedge relationship mitigated the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment and we recognized a pre-tax charge of $21. For the year ended December 31, 2004 there was no ineffectiveness of forward-starting interest rate swaps. For the years ended December 31, 2003 and 2002, we recorded $1 and $8 in interest expense due to ineffectiveness of forward-starting interest rate swaps.

Cash Flow Hedges

The cash flow hedges we use include certain interest rate swaps and cross currency swaps. Interest rate swap contracts under which we agree to pay a fixed rate of interest are designated as cash flow hedges of variable-rate debt obligations. In addition, cross currency swap contracts under which we agree to pay fixed functional currency rates of interest are designated as cash flow hedges of fixed non-functional currency debt obligations.

All our cash flow hedges are qualified under the short-cut method, and thus there are no gains or losses recognized due to hedge ineffectiveness. We record unrealized gains or losses from the fair value changes of cash flow hedges in accumulated other comprehensive income. We also reclassified into interest income over the remaining maturity of the hedged variable rate debt the transition adjustment related to cash flow hedges that were recorded in accumulated other comprehensive income.

For the years ended December 31, 2004, 2003 and 2002 we recorded the following:

	2004	2003	2002
Accumulated other comprehensive income/loss, net of tax	$-	$2	$6
Interest expense	$1	$1	$1

The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, since the exposures being hedged are derivative instruments, this kind of transaction does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in income. In addition, 50% of the interest rate swaps that formerly qualified for hedge accounting prior to the July 2004 early debt redemption are now included as non-hedging derivative instruments. As of December 31, 2004, 2003 and 2002, we recorded net losses of $3, $1, and $2, respectively, on all non-hedging derivative instruments. During 2001, we received warrants and a conversion option on notes in connection with a certain financing transaction. In June 2003, the remainder of the conversion feature of the convertible notes was exercised in full and the shares realized were sold in the third quarter of 2003, along with two-thirds of the warrants, resulting in gains of $9. As of December 31, 2004 and 2003, the remaining warrants for this and other transactions were reflected in other assets at a fair value of $6 and $8. We recorded the initial fair values of the warrants and conversion option on notes as a discount to notes receivable of $20. For the years ended December 31, 2004, 2003 and 2002, the warrants and conversion feature of the convertible notes recorded in other assets had changes in fair value, resulting in a reduction to other income of $2, an addition to other income of $26 and a reduction to other income of $8, respectively.

Note 13 — Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructuring Requests

At December 31, 2004 and 2003, United accounted for $1,131 and $1,159 (11.7% and 11.5%) of our total portfolio. At December 31, 2004, our United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At December 31, 2004, United was our second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. On August 20, 2004, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through June 30, 2005 and increase its available funds by $500. United is continuing to pursue alternative financing through private investors. During the third quarter of 2003, we completed a restructuring of United’s aircraft loans and leases. The lease rate for the five 757s on lease to United was negotiated downward. We applied guidance in SFAS No. 13, “Accounting for Leases,” and determined that these leases were required to be reclassified from finance leases to operating leases. The loans with United were restructured to defer certain principal payments by extending the maturity of the loans. We applied the guidance in SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” and determined that a troubled debt restructuring charge was not required because the effective yield of each loan receivable after the restructuring was equal to or greater than its effective yield prior to the restructuring. At December 31, 2004, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 to return our aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested that we restructure our financing terms further as part of its ongoing efforts to emerge from bankruptcy. We are currently evaluating the request from United.

At December 31, 2004 and 2003, ATA accounted for $705 and $743 (7.3%) of our total portfolio. At December 31, 2004, the ATA portfolio primarily consisted of 12 finance leases for 757 aircraft and an investment in ATA mandatorily redeemable preferred stock with a face value of $50, which was written down to zero in 2004.

During the third quarter 2004, our assessment of ATA’s continued financial difficulties led us to conclude that our portfolio of finance leases and note receivable with ATA were specifically impaired. Accordingly, in 2004 we increased our allowance for losses on receivables by approximately $49 in order to reserve for the amount by which the carrying value of the ATA related assets exceeded the assets’ collateral values. If we did not have loss guarantees from Boeing for ATA’s finance leases and note receivable, we would have increased our allowance for losses on receivables by $87 in total. Additionally, during the third quarter of 2004, ATA requested that we restructure our finance lease terms and provide additional short-term financing support. On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, we entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757-300s under restructured terms and agreed to return eight of the 12 757-300s during the second half of 2005 and early 2006. The restructured lease terms with ATA, including ATA’s agreement to return the eight aircraft starting in July 2005 are subject to approval by the bankruptcy court. ATA is obligated to pay rent on all aircraft until returned.

While we believe that we have provided an adequate allowance for losses on receivables on ATA’s finance leases and note receivable, in the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

At December 31, 2004 and 2003 Hawaiian accounted for $456 and $506 (4.7% and 5.0%) of our total portfolio. At December 31, 2004, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. In December 2003 and January 2004, we permitted Hawaiian to return two 717 aircraft leased by us. These 717 aircraft were leased to a third party in the first quarter of 2004.

In September 2004 we reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of our leases and on the amount of our unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by us for the period of time prior to the September 2004 settlement and losses that would be incurred by us based on the difference between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved our unsecured claim against the Hawaiian estate and also approved the new terms of our restructured leases. In September 2004, we sold our unsecured claim to RC Aviation LLC (“Ranch”). In connection with the approval of our claim by the bankruptcy court, we recorded $35 of income relating to recovered costs and lost revenue prior to the approval of the claim by the bankruptcy court. Additionally, as a result of the approval of claims for lost lease rental revenue, we recorded $31 of unearned income associated with our 767 leases to Hawaiian. We recorded a provision for losses of $13 due to the difference between the approved bankruptcy claim and the amount we received when we sold the claim. Prior to Hawaiian’s bankruptcy, we accounted for all of our 717 leases and two of our three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, we continue to account for these leases as finance leases. For two of the 767 finance leases, we recorded a restructuring charge of $1. As a result of Hawaiian’s bankruptcy settlement and our evaluation of the operating performance of Hawaiian, effective October 1, 2004, our Hawaiian portfolio was taken off of non-accrual status.

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

At December 31, 2004 and 2003 Viacao Aerea Rio-Grandense (“VARIG”) accounted for $400 and $424 (4.1% and 4.2%) of our total portfolio. At December 31, 2004, the VARIG portfolio consisted of two 737 aircraft and nine MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $321 of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

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

In addition to Boeing and its indirect wholly owned subsidiary, BCSC had unfunded commercial aircraft financing commitments discussed in Note 3, we had commitments to provide leasing and other financing totaling $635 at December 31, 2004. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

-     up to $33 may be funded in less than one year,

-     up to $590 may be funded in one to three years, and

-     an additional $12 may be funded in three to five years.

We expect to ultimately fund a portion of these unfunded commitments.

Lease Commitments

Rent expense for office leases under operating lease agreements was $4, $3 and $2 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the minimum future rental commitments under these non-cancelable leases payable over the remaining lives of the leases aggregated $4 and are due as follows: less than one year, $2; and one to three years, $2.

Note 14 — Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the consolidated balance sheets reflects fees received for extending these guarantees.

	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying value of Liabilities (2)
December 31, 2004
Residual value guarantees	$75	$75	$4
Delinquency guarantees (1)	7	-	-

	$82	$75	$4

December 31, 2003
Residual value guarantees	$75	$75	$4
Credit guarantees	25	25	-
Delinquency guarantees (1)	7	-	-

	$107	$100	$4

(1)	This amount is indemnified by Boeing.
(2)	Amounts included in other liabilities.

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

Material Variable Interest in Unconsolidated Entities

Our investments in ETCs, EETCs and Special Purpose Entities (“SPEs”) are included within the scope of Revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” All entities that were required to be consolidated under FIN 46(R) had been previously consolidated and therefore, the adoption of FIN 46(R) had no impact on our consolidated financial statements.

From 1999 through 2004 we invested in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs do not require consolidation under FIN 46(R). We believe that our maximum exposure to economic loss from ETCs and

EETCs is $321, which represents our investment balance. Accounting losses, if any, from period to period could differ. At December 31, 2004, the ETC and EETC transactions we participated in had total assets of $3,916 and total debt (which is non-recourse to us) of $3,595. During 2004, we recorded revenue of $28 and cash flows of $70 related to these investments.

From 1998 through 2004 we provided subordinated loans to certain SPEs that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are VIEs is $43, which represents our investment balance. Accounting losses, if any, from period to period could differ. At December 31, 2004, these SPE arrangements had total assets of $451 and total debt (which is non-recourse to us) of $408. During 2004, we recorded revenue of $3 and cash flows of $28 related to these SPEs.

Capital lease obligations

We have off-balance sheet items that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased by us and subleased to our commercial aircraft customers. At December 31, 2004 these transactions included restricted cash deposits denominated in yen for the equivalent of $115 and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Note 15 — Fair Value of Financial Instruments

The following information is required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Using market information and valuation methodologies, such as discounted cash flows, we have determined the estimated fair value amounts of our financial instruments. The estimates are not necessarily indicative of the amounts we could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents  The carrying value reported in the balance sheet for cash and cash equivalents approximates its fair value.

Notes and Other  Fair values for variable rate notes that reprice frequently with no significant change in credit risk are based on carrying values. The fair values of fixed rate notes are estimated using discounted cash flow analysis, with the use of interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

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

Accrued Interest  The carrying value of accrued interest approximates its fair value.

Financing Commitments  It is not practicable to estimate the fair value of our future financing commitments as there is not a market for these future commitments.

Guarantees  For residual value, credit and other guarantees where we are the guarantor, the present value of the expected liability has been used to approximate fair value.

The carrying values and estimated fair values of our financial instruments at December 31 were as follows:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$642	$642	$716	$716
Notes and other	$2,228	$2,240	$2,379	$2,071
Investments	$326	$325	$475	$417
Interest rate swaps	$67	$67	$96	$96
Other derivative instruments	$6	$6	$8	$8

LIABILITIES
Debt, excluding capital lease obligations	$(6,744)	$(7,243)	$(8,848)	$(9,382)
Accrued interest, excluding capital lease obligations	$(111)	$(111)	$(130)	$(130)
Interest rate swaps	$(8)	$(8)	$(17)	$(17)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(4)	$(4)	$(4)	$(13)

Note 16 — Concentrations

Generally, each asset in our portfolio is backed both by the value of the equipment that we have financed and by a particular customer’s credit. Our risk is that both a customer defaults and the current market value of the related equipment does not equal or exceed the amount of our investment. That risk is sometimes mitigated by cross-collateralization or other transactional features. Our risk is also frequently mitigated by transactional support provided by Boeing; that support itself is concentrated on the 717 financing in our portfolio. Because of our mission, our portfolio is concentrated in Boeing equipment financed for Boeing customers. However, because our risk of loss is determined by many factors, the single-factor analyses of our portfolio shown below should not be interpreted as defining our concentrations of risk.

Our five largest customers at December 31 were as follows:

	2004		2003
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,571	16.2%	$1,483	14.7%
United	1,131	11.7	1,159	11.5
American	779	8.0	861	8.5
ATA	705	7.3	743	7.3
Hawaiian	456	4.7	506	5.0
Other	5,038	52.1	5,366	53.0

	$9,680	100.0%	$10,118	100.0%

In 2004 and 2003, AirTran Airways, Inc. accounted for more than 10% of our revenue. In 2002, no customer accounted for more than 10% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2004		2003
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,898	71.3%	$7,182	70.9%
Europe	1,218	12.6	1,195	11.8
Asia	784	8.1	897	8.9
Latin America	616	6.3	686	6.8
Africa	63	0.7	56	0.6
Australia	59	0.6	62	0.6
Canada	42	0.4	40	0.4

	$9,680	100.0%	$10,118	100.0%

Revenue from customers by geographic region for the years ended December 31 were as follows:

	2004	2003	2002
United States	$578	$614	$444
Latin America and Caribbean	108	93	113
Europe	152	134	115
Asia	101	132	78
Others	20	18	14

	$959	$991	$764

Portfolio carrying values were represented by the following product types at year end December 31:

	2004	2003
717	$2,413	$2,230
737	778	821
747	548	669
757	-	1,378
767	1,090	1,121
777	1,061	1,185
Out of production aircraft (1)	2,964	1,640
Other	826	1,074

	$9,680	$10,118

(1)	This includes 757 carrying values of $1,461 at 2004.

Note 17 — Quarterly Financial Information (Unaudited)

The information set forth in the table below has been restated to reflect CFS as discontinued operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Revenue	$251	$229	$253	$226

Income from continuing operations	$47	$12	$39	$23

Net income	$56	$33	$57	$27

2003
Revenue	$224	$232	$287	$248

Income (loss) from continuing operations	$(72)	$39	$56	$50

Net Income (loss)	$(64)	$47	$64	$59

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

Item 9B. Other Information

Portfolio by Product Type

Our portfolio consisted of the following product types at December 31:

(Dollars in millions)	Receivables (1)	Operating Leases (1)	Investments(4)		Held for Sale or Re-lease	Total
2004
717	$1,851	$537	$25		$-	$2,413
727 (2)	4	23	-		8	35
737	82	696	-		-	778
747	120	419	9		-	548
757(2)	981	460	-		20	1,461
767	717	373	-		-	1,090
777	1,061	-	-		-	1,061
DC-9 (2)	-	1	-		-	1
MD-80 (2)	343	101	-		-	444
MD-90 (2)	80	48	-		-	128
DC-10 (2)	23	25	-		-	48
MD-11 (2)	146	701	-		-	847
Space and Defense Equipment	9	175	-		-	184
Other Aircraft and Equipment (3)	222	15	-		9	246
Asset Pools (5)	63	-	287		-	350
Other	-	41	5	(6)	-	46

	$5,702	$3,615	$326		$37	$9,680

2003
717	$1,785	$394	$33		$18	$2,230
727 (2)	-	14	-		20	34
737	97	724	-		-	821
747	228	441	-		-	669
757	867	489	-		22	1,378
767	745	362	-		14	1,121
777	1,185	-	-		-	1,185
DC-9 (2)	3	1	-		1	5
MD-80 (2)	356	81	-		30	467
MD-90 (2)	84	-	-		50	134
DC-10 (2)	52	37	-		-	89
MD-11 (2)	163	676	-		72	911
Space and Defense Equipment	35	147	-		-	182
Other Aircraft and Equipment (3)	217	50	-		5	272
Asset Pools (5)	135	-	399		-	534
Other	-	43	43	(6)	-	86

	$5,952	$3,459	$475		$232	10,118

(1)	Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.
(2)	Out of production, but currently supported by Boeing with respect to parts and other services.
(3)	Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.
(4)	Represents aircraft and equipment collateralizing EETCs, ETCs and other trust-related interests and other investments that we hold.
(5)	Receivables and investments are supported by asset pools secured by various commercial aircraft types.
(6)	Represents investments in mandatorily redeemable preferred stock and common stock.

At December 31, 2004 and 2003, our portfolio (excluding investments) was comprised of the following aircraft vintages:

	2004	2003
2004 – 2000	68.5%	65.6%
1999 – 1995	13.5	13.2
1994 – 1990	11.0	13.4
1989 – 1985	4.7	3.8
1984 and older	1.9	2.1
Secured by other collateral	0.4	1.9

	100.0%	100.0%

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our independent auditors, in fiscal years 2004 and 2003 were as follows:

Services Rendered / Fees (Dollars in millions)	2004	2003
Audit fees (1)	$2.5	$1.4
Audit-related fees (2)	-	0.2
Tax fees (3)	-	0.1

Total fees	$2.5	$1.7

(1)	For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for fiscal years 2004 and 2003, fees for issuance of comfort letters and consents related to SEC filings and other statutory audits.
(2)	For accounting consultations.
(3)	For tax services for non-U.S. tax compliance and planning and corporate tax software.

Boeing’s Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of the independent auditor to Boeing and us. The Audit Committee of Boeing serves the audit committee function for us.

Boeing’s Audit Committee reviews and pre-approves both audit and non-audit services provided by the independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements:

All consolidated financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

None.

3.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to our Form 10-K for the year ended December 31, 1993.

3.2	Amendment to Certificate of Incorporation of the Company dated August 11, 1997, incorporated herein by reference to Exhibit 3(i) to our Form 10-Q, for the period ended June 30, 1997.

3.3	By-Laws of the Company, as amended to date, incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 1993.

4.1	First Supplemental Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-58989).

4.2	Subordinated Indenture, dated as of June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-26674).

4.3	First Supplemental Subordinated Indenture, dated as of June 12, 1995, between the Company and Bankers Trust Company, as successor Trustee to Bankers Trust Company of California, N.A., incorporated herein by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 33-58989).

4.4	Indenture, dated as of April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.5	Senior Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.6	Subordinated Indenture, dated as of August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.7	Form of Series IX Senior Medium-term Note, incorporated herein by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 33-31419).

4.8	Form of Series IX Senior Federal Funds Medium-term Note, incorporated herein by reference to Exhibit 4(d) of our Form 8-K dated May 16, 1995.

4.9	Form of Series IX Subordinated Medium-term Note, incorporated herein by reference to Exhibit 4(d) to our Form S-3 Registration (File No. 33-31419).

4.10	Form of Series X Senior Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.11	Form of Series X Senior Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.12	Form of Series X Subordinated Fixed Rate Medium-term Note, incorporated herein by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 33-58989).

4.13	Form of Series X Subordinated Floating Rate Medium-term Note, incorporated herein by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 33-58989).

4.14	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.15	Form of Series X Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-37635).

4.16	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.17	Form of Series X Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 333-37635).

4.18	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.19	Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 333-82391).

4.20	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

4.21	Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-82391).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

10.1	Amended and Restated 364-Day Credit Agreement, dated November 19, 2004, between Boeing and the banks listed therein.

10.2	Borrower Subsidiary Letter relating to the 364-Day Credit Agreement, dated November 19, 2004, from Boeing and us to the banks listed therein.

10.3	Five-Year Credit Agreement, dated as of November 21, 2003, between Boeing and the banks listed therein, incorporated herein by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2003.

10.4	Borrower Subsidiary Letter relating to the Five-Year Credit Agreement, dated as of November 21, 2003, from Boeing and us to the banks listed therein, incorporated herein by reference to Exhibit 10.4 to our Form 10-K for the year ended December 31, 2003.

10.5	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated as of November 19, 2004, between Boeing and us.

10.6	Operating Agreement, dated as of September 13, 2000, by and between us, Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 19, 2000.

10.7	Operating Agreement, dated as of September 13, 2000, by and between Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2000.

10.8	Support Agreement, dated as of December 23, 2003, by and between us and Boeing, incorporated herein by reference to Exhibit 99.1 to our Form 8-K filed December 24, 2003.

10.9	Purchase and Sale Agreement, dated May 24, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to our 8-K dated June 24, 2004.

10.10	Amendment and Joint Waiver dated as of May 31, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated June 24, 2004.

12	Computation of Ratio of Income to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boeing Capital Corporation

February 28, 2005	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 28, 2005	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	Title	Date

/s/ JAMES A. BELL
James A. Bell	Chairman and Director	February 28, 2005

/s/ JAMES C. JOHNSON
James C. Johnson	Director	February 28, 2005

/s/ R. PAUL KINSCHERFF
R. Paul Kinscherff	Director	February 28, 2005

/s/ WALTER E. SKOWRONSKI
Walter E. Skowronski	President and Director	February 28, 2005
(Principal Executive Officer)