Form 10-Q
period 2005-03-31
BOEING CAPITAL CORP
filed 2005-04-27
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 26, 2005: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$410	$642
Receivables:
Finance leases	2,786	3,474
Notes and other	2,173	2,228

	4,959	5,702
Allowance for losses on receivables	(125)	(240)

	4,834	5,462
Accounts with Boeing and Boeing Capital Services Corporation	7	–
Equipment under operating leases, net	4,093	3,615
Investments	276	326
Assets held for sale or re-lease, net	33	37
Assets of discontinued operations	69	70
Other assets	137	168

	$9,859	$10,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$92	$149
Other liabilities	365	332
Accounts with Boeing and Boeing Capital Services Corporation	–	210
Deferred income tax	1,187	1,194
Debt	6,830	7,024

	8,474	8,909

Commitments and contingencies – Note 11
Minority interest	6	7

Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,282	1,272
Accumulated other comprehensive loss, net of tax	(34)	(25)
Retained earnings	126	152

	1,379	1,404

	$9,859	$10,320

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
REVENUE
Finance lease income	$48	$57
Interest income on notes receivable	43	45
Operating lease income	124	109
Investment income	10	10
Net gain on disposal	–	18
Other income	12	12

	237	251
EXPENSES
Interest expense	89	84
Depreciation expense	61	55
Provision for losses	4	5
Operating expense	25	12
Asset impairment expense	9	13
Other expense	7	10

	195	179

Minority interest income	2	1

Income from continuing operations before provision for income tax	44	73
Provision for income tax	15	26

Income from continuing operations	29	47

Income from discontinued operations, net of tax	–	9

Net income	$29	$56

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance at January 1, 2004	$1,942	$5	$1,263	$(10)	$684

Capital contributions from Boeing(1)	2	–	2	–	–
Net income	56	–	–	–	56	$56
Unrealized loss on derivative instruments, net of tax	(1)	–	–	(1)	–	(1)
Unrealized loss on investments, net of tax	(2)	–	–	(2)	–	(2)

Balance at March 31, 2004	$1,997	$5	$1,265	$(13)	$740	$53

Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152

Capital contributions from Boeing(1)	10	–	10	–	–
Cash dividends to Boeing	(55)	–	–	–	(55)
Net income	29	–	–	–	29	$29
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(10)	–	–	(10)	–	(10)

Balance at March 31, 2005	$1,379	$5	$1,282	$(34)	$126	$20

(1)	Balance represents non-cash contributions from Boeing and Boeing Capital Services Corporation.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at March 31, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
OPERATING ACTIVITIES
Net income(1)	$29	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64	55
Net gain on disposal	–	(18)
Provision for losses	4	5
Net (gain) loss on derivative instruments and investments	3	(3)
Asset impairment expense	9	13
Share-based plans expense	10	2
Other non-cash adjustments related to discontinued operations	–	10
Provision (benefit) from deferred income tax	(2)	7
Change in assets and liabilities:
Other assets	20	37
Accrued interest and rents	(7)	9
Accounts payable and accrued expenses	(57)	(81)
Other liabilities	12	(22)
Accounts with Boeing and Boeing Capital Services Corporation	42	37
Other	(2)	1

Net cash provided by operating activities	125	108

INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	–	(12)
Transfers of net assets from Boeing	(178)	–
Purchase of investments	–	(10)
Proceeds from available-for-sale investments	14	21
Proceeds from held-to-maturity investments	–	19
Purchase of equipment for operating leases	(28)	(81)
Proceeds from disposition of equipment and receivables	–	47
Principal payments of leases, notes and other receivables	99	78
Origination of leases, notes and other receivables	(63)	(187)
Adjustments relating to discontinued operations	–	87

Net cash used in investing activities	(156)	(38)

FINANCING ACTIVITIES
Repayment of debt	(146)	(432)
Payment of cash dividends	(55)	–

Net cash used in financing activities	(201)	(432)

Net decrease in cash and cash equivalents	(232)	(362)
Cash and cash equivalents at beginning of year	642	716

Cash and cash equivalents at end of period	$410	$354

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer from held for sale or re-lease	$(3)	$–

Net transfer to operating leases	$511	$–

Net transfer from finance leases	$(507)	$–

Mark-to-market for fair value hedge derivatives on underlying debt	$(47)	$48

(1)	Includes net income of $0 and $9 from discontinued operations for the three months ended March 31, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(Unaudited)

(Dollars in millions, except per share data)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the condensed consolidated balance sheets and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income and cash flows for the interim periods presented. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, which contains the latest available audited consolidated financial statements and notes.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In addition, unless specifically noted, amounts disclosed in the notes to the condensed consolidated financial statements are from continuing operations.

Note 2 – Standards Issued and Not Yet Implemented

In March 2005, the Financial Accounting Standard Board (FASB) issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a Variable Interest Entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We are currently evaluating the impact of FSP No. FIN 46(R)-5 on our financial statements.

Note 3 – Discontinued Operations

On May 2, 2004, Boeing’s Board of Directors approved a plan to sell all of the assets and business operations of our Commercial Financial Services (CFS) business. This plan was approved by our Board of Directors on May 21, 2004. On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our CFS business. The final asset sale closed December 27, 2004.

Our condensed consolidated financial statements and related note disclosures reflect the CFS business as discontinued operations. Income associated with the CFS business, net of applicable income tax, is shown as income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the CFS business that were assumed by GECC or are expected to be assumed by other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

As part of the purchase and sale agreement with GECC, we agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively “cap” our exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to us in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. We have the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. We have provided an accrued liability of $90 for our estimated losses under this sharing arrangement.

Operating results of the discontinued operations were as follows:

	Three Months Ended March 31,
	2005	2004
Revenue	$2	$56

Income from discontinued operations	$–	$14
Provision for income tax	–	5

Income from discontinued operations, net of tax	$–	$9

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows:

	March 31, 2005	December 31, 2004
Finance leases	$10	$10
Notes and other	1	1
Equipment under operating leases, net	58	59

Assets of discontinued operations	$69	$70

Note 4 – Transactions with Boeing

We enter into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees cover a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level. Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in the consolidated Boeing financial statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. At March 31, 2005, we were the beneficiary under $2,852 of guarantees ($2,464 for domestic airlines and $388 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $4,336. Payments under Boeing guarantees would be net of realization of underlying residual values, partial rent payments, re-lease rental payments or other mitigating value received.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	March 31, 2005		December 31, 2004
	Guarantee	Carrying Value	Guarantee	Carrying Value
Receivables	$1,717	$2,889	$1,982	$3,162
Equipment under operating leases, net	1,125	1,356	895	1,142
Investments	10	91	10	99

	$2,852	$4,336	$2,887	$4,403

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2005		December 31, 2004
	Guarantee	Carrying Value	Guarantee	Carrying Value
717	$1,762	$2,359	$1,695	$2,295
Out of production twin-aisle aircraft	359	482	360	495
Out of production single-aisle aircraft	544	570	630	656
Other Boeing and regional aircraft	187	925	202	957

	$2,852	$4,336	$2,887	$4,403

We also have third party guarantees of $13 and $15 on carrying values of $15 and $18 at March 31, 2005 and December 31, 2004.

We recorded the following activity under the intercompany guarantee agreements:

	Three Months Ended March 31,
	2005	2004
Guarantee payments applied to income	$5	$4
Guarantee payments applied to reduce carrying value of related aircraft	1	2

	6	6
Guarantee fees	(1)	(1)

Net guarantee payments	$5	$5

Boeing has also agreed to provide interest rate subsidies, non-guarantee concessions and rental payments on restructured third party leases. For the three months ended March 31, 2005 and 2004, we recognized income of $21 and $11 under these agreements.

Additionally, as provided for under the terms of the intercompany guarantee agreements, for the three months ended March 31, 2005 and 2004, Boeing recorded additional charges of $0 and $34 related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the three months ended March 31, 2005 and 2004, we recorded income from Boeing, exclusive of guarantees and subsidies, of $11 and $10.

For the three months ended March 31, 2005 and 2004, we recognized new business volume of $81 and $268 related to our purchase of aircraft and equipment from Boeing.

Note 5 – Portfolio Quality

The portfolio of receivables, equipment under operating leases, investments and assets held for sale or re-lease consisted of the following:

	March 31, 2005	December 31, 2004
Receivables:
Finance leases	$2,786	$3,474
Notes and other	2,173	2,228

	4,959	5,702
Equipment under operating leases, net of accumulated depreciation of $716 and $661	4,093	3,615
Investments	276	326
Assets held for sale or re-lease, net of accumulated depreciation of $8 and $7	33	37

Total portfolio	$9,361	$9,680

Non-Performing Assets

Non-performing assets (assets either not recognizing income on an accrual basis or equipment without current contractual lease revenue) consisted of the following:

	March 31, 2005	December 31, 2004
Assets placed on non-accrual status:
Receivables	$17	$715
Equipment under operating leases, net	534	21

	551	736
Assets held for sale or re-lease, net	33	37

	$584	$773

Ratio of non-accrual receivables to total receivables	0.3%	12.5%
Ratio of total non-performing assets to total portfolio	6.2%	8.0%

At March 31, 2005 and December 31, 2004, ATA Holdings Corp. (ATA) represented $501 and $705 of our total portfolio ($494 and $0 represented equipment under operating leases, $0 and $699 represented finance receivables and $7 and $6 represented a note receivable). Due to ATA’s continued financial difficulties, in 2004 we placed ATA’s portfolio on non-accrual status. On October 26, 2004, ATA filed for voluntary bankruptcy protection. During the first three months of 2005, due to the new lease terms with ATA we reclassified our leases for 757 aircraft with ATA from finance leases to operating leases, which were valued at their fair value. At March 31, 2005 and December 31, 2004, we had less than one half million and $0 receivables from ATA with installments more than 90 days delinquent.

For the portfolio assets that we deemed to be non-performing as of March 31, 2005 and December 31, 2004, we received cash and reported income of $7 during the three months ended March 31, 2005 and during the year ended December 31, 2004.

At March 31, 2005 and December 31, 2004, we had no receivables or equipment under operating leases with amounts past due greater than 90 days with income still accruing.

Impaired Receivables

The carrying amounts of impaired receivables consisted of the following:

	March 31, 2005	December 31, 2004
Impaired receivables with specific impairment allowance	$85	$1,179
Impaired receivables with no specific allowance	1,049	1,053

	$1,134	$2,232

As noted above, due to ATA’s continued financial difficulties, in 2004 we provided a specific impairment allowance to reserve for our collateral exposure related to our finance leases. As a result of the reclassification of our leases for the 757 aircraft with ATA from finance leases to operating leases, there is no longer a specific impairment allowance for these receivables. At March 31, 2005, $7 of our impaired receivables with no specific impairment allowance related to receivables from ATA. At December 31, 2004, $705 of our impaired receivables with specific impairment allowance related to receivables from ATA.

At December 31, 2004 we held $389 of specifically impaired receivables related to receivables from Hawaiian Airlines, Inc. (Hawaiian) that were fully reserved and secured by 717 and 767 aircraft. At March 31, 2005, the Hawaiian receivables were no longer considered impaired, based on our evaluation of Hawaiian’s current financial condition and current performance under the aircraft leases.

At March 31, 2005 and December 31, 2004, we determined that a specific impairment allowance on $1,042 and $1,053, of our impaired receivables from United Air Lines, Inc. (United), that are secured by 767 aircraft and 777 aircraft, was not necessary. Although United is performing under the terms of the restructuring at March 31, 2005, due to its continued operation under protection of the bankruptcy laws, we continue to deem our receivables from United as impaired.

Receivables More than 90 Days Delinquent

The following table presents information related to receivables that are more than 90 days delinquent:

	March 31, 2005	December 31, 2004
Amount of delinquent installments	$7	$6
Receivable balance related to delinquent installments	$17	$11
Receivable balance related to delinquent installments as a percentage of total receivables	0.3%	0.2%
Receivables due from delinquent obligors	$17	$11
Receivables due from delinquent obligors as a percentage of total receivables	0.3%	0.2%

Impairments of equipment under operating leases and held for sale or re-lease

For the three months ended March 31, 2005 and 2004, we recorded pre-tax non-cash charges totaling $7 and $13 to record impairments of equipment under operating lease and held for sale or re-lease as a result of declines in market values and projected future rents for aircraft and equipment.

Note 6 – Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables:

	Three Months Ended March 31,
	2005	2004
Allowance for losses on receivables at beginning of year	$240	$303
Provision for losses	4	5
Write-offs, net of recoveries	(119)	(10)

Allowance for losses on receivables at end of period	$125	$298

Allowance as a percentage of total receivables	2.5%	4.9%

During the three months ended March 31, 2005, we reduced the allowance for losses on receivables $119 as a result of the reclassification of our leases for the 757 aircraft with ATA from finance leases to operating leases. We increased the provision for losses $4 to provide for the effects of declines in collateral values offset by the declines in the carrying values of our notes and finance lease receivables. During the three months ended March 31, 2004, we increased the provision for losses $5 to provide for the estimated change in the collateral exposure of our notes and finance leases receivables, with the collateral exposure being the difference between the carrying value and the collateral value associated with the notes and finance lease receivables.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

	March 31, 2005		December 31, 2004
Allocated to specific reserves	$28	22.4%	$222	92.5%
Allocated for general purposes	97	77.6	18	7.5

	$125	100.0%	$240	100.0%

As noted above in Note 5, Portfolio Quality, there is no longer a specific impairment allowance for receivables from ATA and Hawaiian.

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables excluding the impact of intercompany guarantees from Boeing and any related accounting classification differences:

	Pro Forma Three Months Ended March 31,
	2005	2004
Allowance for losses on receivables at beginning of year	$402	$400
Provision for losses	4	39
Write-offs, net of recoveries	(200)	(10)

Allowance for losses on receivables at end of period	$206	$429

Allowance as a percentage of total receivables	4.2%	7.1%

In connection with the reclassification of the ATA finance leases for the 757 aircraft to operating leases, we wrote down the carrying value of our leases by $200 to the fair value of the underlying leased assets resulting in a $119 reduction to our allowance for losses on receivables and an $81 reduction to Boeing’s allowance for losses on receivables related to certain leases guaranteed by Boeing. Additionally, during the three months ended March 31, 2004, Boeing increased the provision for losses by an additional $34 due to deteriorated airline credit ratings and depressed aircraft values.

Note 7 – Investments

Available-for-sale securities consisted of the following:

	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2005(1)(4)	$317	(2)	$–	$(55)	$262

December 31, 2004(1)(4)	$364	(3)	$–	$(39)	$325

(1)	Primarily consists of pass-through trust certificates, commonly known as Enhanced Equipment Trust Certificates (EETCs).

(2)	Related to the $317 at March 31, 2005, we had $10 in guarantees from Boeing and $4 in guarantees from a third party.

(3)	Related to the $364 at December 31, 2004, we had $10 in guarantees from Boeing and $5 in guarantees from a third party.

(4)	These securities, except for the Delta Air Lines, Inc. (Delta) EETCs, have been in a continuous unrealized loss position for 12 months or longer.

Included in investments at March 31, 2005 and December 31, 2004 was $14 and $1 related to cost method investments, which are not classified as available-for-sale securities for financial statement purposes.

At March 31, 2005, our available-for-sale investments included $257 of subordinated debt investments in several Equipment Trust Certificates (ETC), EETCs and a $5 investment in preferred stock. Approximately $125 of these amounts related to investments that were acquired in 2002. Due to the commercial aviation market downturn, with the exception of the Delta EETC investments, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETC investments are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities and equity securities.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta in which we exchanged our investment in a D tranche EETC investment with a carrying value of $145 and a face value of $176 for two C tranche EETC investments with a face value of $176. During the three months ended March 31, 2005, the assets we received were recorded at their combined fair values of $143 and recorded an asset impairment charge of $2. As of March 31, 2005, the unrealized loss on the two C tranche EETC investments was $14. At December 31, 2004, there was no unrealized loss on the Delta investment.

As of March 31, 2005, the two C tranche EETC investments and the other available-for-sale investments were marked-to-market, resulting in a decrease of $16 in investments. At March 31, 2005 and December 31, 2004, none of our investment securities were considered investment grade securities.

At March 31, 2005, maturities of debt securities were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due from one to five years	$226	$189
Due from five to ten years	60	48
Due after ten years	31	25

	$317	$262

Note 8 – Debt and Credit Agreements

Debt consisted of the following:

	March 31, 2005	December 31, 2004
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$5	$5
4.75% note due 2008	488	498
5.65% note due 2006	510	514
5.75% note due 2007	748	748
5.80% note due 2013	604	610
6.10% note due 2011	765	772
6.50% note due 2012	749	757
7.375% note due 2010	523	537
Non-recourse variable rate note due 2012 (one-month LIBOR plus 1.1%-2.46%)	45	45
4.84% - 5.79% non-recourse notes due through 2013	39	39
3.15% - 6.75% retail medium-term notes due through 2017	874	874
3.14% - 7.64% medium-term notes due through 2023	1,215	1,345
1.67% - 7.35% capital lease obligations due through 2015	265	280

	$6,830	$7,024

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2005, as well as during the period, we were in compliance with these and all debt covenants.

Since November 21, 2003, $750 of Boeing’s five-year revolving credit line expiring in 2008 has been exclusively available to us. This is in addition to $1,250 of Boeing’s $2,000 364-day revolving credit line, which is exclusively available to us. At March 31, 2005, there were no amounts outstanding under these agreements.

Note 9 — Share-Based Plans Expense

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method.

Included in operating expenses are costs attributable to share-based plans expense. For the three months ended March 31, 2005 and 2004, we recorded $10 and $2 attributable to share-based plans expense. Share-based plans expense relates to Boeing Performance Shares issued to our executives. Performance Shares are stock units that are convertible to Boeing stock contingent upon the Boeing stock price performance.

During the three months ended March 31, 2005, the Boeing stock price, on two occasions, met the thresholds that resulted in Performance Shares converting to Boeing stock. Of the $10 recorded, for the three months ended March 31, 2005, $1 related to compensation expense reflecting the attainment of these thresholds.

For Performance Shares granted prior to 2005, share-based expense associated was determined based on the market value of Boeing’s stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and was amortized over a five-year period.

For Performance Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No.123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award.

Note 10 – Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed rate debt. For our fair value hedges that qualify for hedge accounting treatment we use the short-cut method, and thus there are no gains or losses realized due to hedge ineffectiveness. Unrealized gains or losses from the value changes of fair value hedges are offset by changes in the fair value of the hedged underlying debt. In addition, the transition adjustment related to fair value hedges that did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is being reclassified into interest income over the remaining maturity of the hedged debt.

During the three months ended March 31, 2005 and 2004, we recorded $3 and $4 of gains related to the basis adjustment of certain terminated swaps in interest expense.

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

For our cash flow hedges that qualify for hedge accounting treatment we use the short-cut method, and thus there are no gains or losses realized due to hedge ineffectiveness. We record unrealized gains or losses from the fair value changes of cash flow hedges in accumulated other comprehensive income. We also reclassified into interest income over the remaining maturity of the hedged variable rate debt the transition adjustment related to cash flow hedges that were recorded in accumulated other comprehensive income as they did not qualify for hedge accounting treatment under SFAS No. 133, as amended.

At March 31, 2005 and December 31, 2004, we recorded net unrealized gains of $1 and $0 net of tax in accumulated other comprehensive income/loss related to our cash flow hedging transactions.

Non-hedging Derivative Instruments

We hold certain interest exchange agreements, on which we have elected not to receive hedge accounting treatment, and related interest rate swaps and fair value hedges that do not qualify for hedge accounting treatment. For the three months ended March 31, 2005 and 2004, we recorded net losses of $1 on all non-hedging derivative instruments.

We hold certain warrants which we received prior to 2004 as part of financing transactions. As of March 31, 2005 and December 31, 2004, these warrants were reflected in other assets at a fair value of $5 and $6. For the three months ended March 31, 2005 and 2004, the warrants recorded in other assets had changes in fair value resulting in a reduction to other income of $1 and $0.

Note 11 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

At March 31, 2005 and December 31, 2004, United accounted for $1,118 and $1,131 (11.9% and 11.7%) of our total portfolio. At March 31, 2005, our United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At March 31, 2005, United was our second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through September 30, 2005. United is continuing to pursue alternative financing through private investors. At March 31, 2005, United was current on all of its obligations related to these 20 aircraft.

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

At March 31, 2005 and December 31, 2004, ATA accounted for $501 and $705 (5.4% and 7.3%) of our total portfolio. At March 31, 2005, the ATA portfolio consisted of 12 operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, we entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757s under restructured terms and agreed to return eight of the 12 757s during the second half of 2005 and early 2006. The restructured lease terms with ATA, including ATA’s agreement to return the eight aircraft starting in July 2005 are subject to approval by the bankruptcy court. ATA is obligated to pay rent on all aircraft until returned. During the first three months of 2005, following completion of certain conditions, we reclassified the 12 757 finance leases to operating leases due to new lease terms negotiated with ATA. We reduced the carrying value of the leases by $200 to the fair value of the underlying leased assets, of which $119 was recorded as a reduction to the allowance for losses on receivables and $81 was recorded as an intercompany guarantee payable from Boeing, which was owed to us by Boeing at March 31, 2005. In addition, we negotiated a settlement of the guarantees with Boeing for certain 757 leases for $66, which was owed by Boeing at March 31, 2005, and recorded the settlement as unearned lease income. With regard to eight of the 12 aircraft, we have entered into an agreement with Continental Airlines, Inc. (Continental) to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable us to meet the delivery dates committed to Continental as part of the agreement.

At March 31, 2005 and December 31, 2004, Hawaiian accounted for $457 and $456 (4.9% and 4.7%) of our total portfolio. At March 31, 2005, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. On March 10, 2005, the U.S. Bankruptcy Court approved a proposed reorganization plan subject to ratification of labor agreements with Hawaiian’s pilots. Hawaiian is planning to emerge from bankruptcy during the second quarter of 2005.

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

At March 31, 2005 and December 31, 2004, Viacao Aerea Rio-Grandense (VARIG) accounted for $389 and $400 (4.2% and 4.1%) of our total portfolio. At March 31, 2005, the VARIG portfolio consisted of two 737 aircraft and nine MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $321 of the VARIG obligations. Taking into account these guarantees, we do not expect the VARIG transactions, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position. We expect to reduce our asset exposure with VARIG during the second quarter of 2005 by exercising an option to terminate two MD-11 leases and selling the aircraft to Boeing’s Commercial Airplanes segment which in turn intends to sell the aircraft to another customer.

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

At March 31, 2005, Boeing and its indirect wholly owned subsidiary, BCSC, had unfunded commercial aircraft financing commitments of $8,716. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer. However, if there were to be a requirement to fund all of these commitments, the timing in which these commitments expire is as follows:

-	up to $853 may be funded in less than one year,
-	an additional $3,281 may be funded in one to three years,
-	an additional $2,619 may be funded in three to five years, and
-	an additional $1,963 may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

In addition to the unfunded commercial aircraft financing commitments by Boeing and its indirect wholly owned subsidiary, BCSC, we had commitments to provide leasing and other financing totaling $628 at March 31, 2005. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

-	up to $271 may be funded in less than one year, and
-	up to $357 may be funded in one to three years.

We expect to ultimately fund a portion of these unfunded commitments.

Note 12 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides data regarding our third party guarantees. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying value of liabilities recorded on the condensed consolidated balance sheets reflects fees received for extending these guarantees.

	Maximum Potential Payments	Estimated Proceeds From Collateral/ Recourse	Carrying Value of Liabilities(2)
March 31, 2005
Residual value guarantees	$75	$75	$4
Deficiency guarantees(1)	7	–	–

	$82	$75	$4

December 31, 2004
Residual value guarantees	$75	$75	$4
Deficiency guarantees(1)	7	–	–

	$82	$75	$4

(1)	This amount is indemnified by Boeing.

(2)	Amounts included in other liabilities.

Current outstanding deficiency guarantees expire within the next eight years.

Material Variable Interests in Unconsolidated Entities

As of March 31, 2005, we believe that our maximum exposure to economic loss from ETC and EETCs is $257, which represents our investment balance. Accounting losses, if any, from period to period could differ. At March 31, 2005, the ETC and EETC transactions we participated in had total assets of $2,675 and total debt (which is non-recourse to us) of $2,418. During the first quarter of 2005, we recorded revenue of $10 and cash flows of $23 related to these investments.

We believe that our maximum exposure to economic loss from non-consolidated Special Purpose Entities (SPE) arrangements that are VIEs is $40, which represents our investment balance. Accounting losses, if any, from period to period could differ. At March 31, 2005, these SPE arrangements had total assets of $441 and total debt (which is non-recourse to us) of $401. During first quarter of 2005, we recorded revenue of $1 and cash flows of $4 related to these SPEs.

Capital lease obligations

We have off-balance sheet arrangements that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased by us and subleased to our commercial aircraft customers. At March 31, 2005 these transactions included restricted cash deposits denominated in yen for the equivalent of $110 and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Note 13 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2005		December 31, 2004
	Carrying value	% of Total Portfolio	Carrying value	% of Total Portfolio
AirTran	$1,612	17.2%	$1,571	16.2%
United	1,118	11.9	1,131	11.7
American	766	8.2	779	8.0
ATA	501	5.4	705	7.3
Hawaiian	457	4.9	456	4.7

	$4,454		$4,642

At March 31, 2005 and December 31, 2004, the AirTran Holdings, Inc. (AirTran) portfolio consisted of 71 and 69 717 aircraft and an EETC investment with a carrying value of $25. For the three months ended March 31, 2005 and 2004, AirTran accounted for more than 10% of our revenue.

At March 31, 2005 and December 31, 2004, the American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and final delivery payment loans on nine 767 aircraft and two 777 aircraft.

Portfolio carrying values were represented in the following regions:

	March 31, 2005		December 31, 2004
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,628	70.8%	$6,898	71.3%
Europe	1,189	12.7	1,218	12.6
Asia/Australia	849	9.1	843	8.7
Latin America	599	6.4	616	6.3
Other	96	1.0	105	1.1

	$9,361	100.0%	$9,680	100.0%

Portfolio carrying values were represented by the following product types:

	March 31, 2005	December 31, 2004
717	$2,476	$2,413
737	740	778
747	540	548
757	1,247	1,461
767	1,028	1,090
777	1,095	1,061
Out of production(1)	1,467	1,503
Other	768	826

	$9,361	$9,680

(1)	This excludes 757 carrying values.

Our aircraft related portfolio (excluding investments) was comprised of the following aircraft vintages:

	March 31, 2005	December 31, 2004
2005 – 2000	68.3%	68.5%
1999 – 1995	13.6	13.5
1994 – 1990	11.0	11.0
1989 – 1985	4.8	4.7
1984 and older	1.9	1.9
Secured by other collateral	0.4	0.4

	100.0%	100.0%

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the U.S. Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim,” “plan,” “likely,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “may” and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the notes to condensed consolidated financial statements in Item 1 of Part I, Item 2 of Part I, Item 1 of Part II, and Item 5 of Part II may contain forward-looking information. The subject matter of these statements may include, but are not limited to, effects of future terrorist threats or attacks, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values, the impact of interest rates or currency changes on us, our ability to meet our contractual obligations, our access to capital markets and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including, but not limited to, our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of future terrorist threats or attacks and the continuing impact on the airline industry, wars, the capital equipment requirements of U.S. domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans and strategy, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

Business Environment and Trends

For the commercial aircraft market, we facilitate, arrange, structure and/or provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. For the defense and space markets, we primarily engage in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems segment government and commercial customers.

On May 24, 2004, we entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to our former CFS business, which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers. The final asset sale closed on December 27, 2004. As a result, the information presented in this report including, “Item 1. Financial Statements” and “Item 2. Management’s Narrative Analysis of the Results of Operations,” reflects the CFS business as discontinued operations for all periods.

At March 31, 2005, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

At March 31, 2005, we owned 343 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 204 aircraft, including those owned in joint ventures, EETCs, ETCs and other investment transactions.

The world economy continues to show broad growth led by strong economic growth in the U.S. and China. As a result, world air traffic levels in the first quarter of 2005 continue to rise above traffic levels carried by the airlines in 2000. All regions of the world are showing traffic levels above prior highs, although in some regions, such as the U.S. domestic market, this volume is a result of low fares. However, fares are not as low as in the recent past as fare increases have been sustained.

The increase in demand has produced high load factors, but not industry wide profitability in large part due to a significant increase in the price of jet fuel. The worldwide price of crude oil that began rising in mid 2003 has recently achieved new highs. The world’s airlines have made great strides in cost efficiency, only to see those improvements be more than offset by price increases of jet fuel. However, financial performance varies widely among carriers. Although U.S. network carriers continue to struggle, carriers outside the U.S. are generally more profitable. Profitability also varies among the different types of airlines as their different business models are proving to be vulnerable or robust to the changing business environment.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks, increasing armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery. A prolonged period of oil prices at current high levels also represents a risk both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices. Future profitability is also impacted by continued competitive fare pricing or a lack of improvement in yields. Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increases in values and lease rates for the aircraft in our portfolio.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.9% of the current world fleet) continue to be parked, including both in production and out of production types of aircraft of which over 50% are not expected to return to service.

Our portfolio at the end of the first quarter of 2005 totaled $9.4 billion, of which $9.0 billion was related to Boeing products, primarily commercial aircraft. While worldwide traffic levels are well above traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in our portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the U.S., have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of March 31, 2005. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position. See Note 11 of the notes to condensed consolidated financial statements for a discussion on our restructurings and restructuring requests.

On January 12, 2005, Boeing decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. While we continue to believe in the utility and marketability of the 717 aircraft, we are unable to predict whether or how the end of the 717 program, as well as overall market conditions, may impact 717 aircraft values and rental rates. At March 31, 2005, $2.5 billion of our portfolio was collateralized by 717 aircraft. At March 31, 2005, we were the beneficiary under $1.8 billion of guarantees from Boeing covering $2.4 billion of our 717 portfolio. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values or rental rates may decline, which could result in an increase to the allowance for losses on receivables or an impairment expense. While we are unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

Consolidated Results of Operations

Overview

During the first quarter of 2005, we continued to focus on supporting Boeing’s major businesses and managing our overall corporate exposures.

Our portfolio at March 31, 2005 decreased to $9.4 billion from $9.7 billion at December 31, 2004 due to a reduction in new business volume in 2005 compared with 2004 and the impact of the restructuring certain finance leases to operating leases resulting in a $200 million write-down. At March 31, 2005 and December 31, 2004, we had $33 million and $37 million of assets that were held for sale or re-lease, of which $13 million and $25 million were identified with firm contracts to be placed on lease.

Additionally, leases with a carrying value of approximately $549 million are scheduled to terminate in the next twelve months. The related aircraft will be remarketed. At March 31, 2005, aircraft with a carrying value of $141 million have contracts in place to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively affect our earnings, cash flows and/or financial position.

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
New business volume	$91	$606
Non-cash charge from customer restructuring	(200)	–
Asset impairment and other related charges	(9)	(107)
Asset run-off and dispositions	(140)	(719)
Depreciation expense	(61)	(218)

Net change in portfolio balance	$(319)	$(438)

Our net income was $29 million for the three months ended March 31, 2005 compared with $56 million for the same period in 2004, a change of $27 million. Our return on assets for the three months ended March 31, 2005 and 2004 was 0.29% and 0.44%.

The decrease in our net income and return on assets in the first three months of 2005 compared with the same period in 2004 was primarily due the absence of a gain on disposal of assets in the first three months of 2005 compared with an $18 million net gain on disposal of assets in the first three months of 2004 and continued lower new business volume. During the first quarter of 2005, the weighted average annual effective interest rate rose nominally, consistent with market interest rate changes. While most of our debt is fixed-rate, we closely match variable rate debt with variable rate portfolio assets to mitigate any overall earnings impact caused by interest rate changes. As noted above, leases were reclassified from finance leases to operating leases, resulting in increased operating lease income and increased depreciation expense.

Results of Operations

Finance revenue (revenue from finance leases, notes and other receivables and equipment under operating leases) was as follows:

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
Finance lease income	$48	$57
Interest income on notes receivable	43	45
Operating lease income	124	109

	$215	$211

The fluctuations within each component of financing revenue closely follow the change in mix of our portfolio in the first three months of 2005 compared with the same period in 2004.

The decrease in finance lease income for the three months ended March 31, 2005 compared with same period in 2004 was due to a decrease in finance lease assets, as asset run-off exceeded the new leases entered into during the first three months of 2005. Additionally, we reclassified certain finance leases to operating leases resulting in reduced finance lease income in 2005.

The decrease in interest income on notes receivable for the three months ended March 31, 2005 compared with the same period in 2004 was due to a decrease in the size of our notes receivable portfolio during the last part of 2004 offset by increases in the underlying rates on our variable rate loans.

The increase in operating lease income for the three months ended March 31, 2005 compared with the same period in 2004 reflects the increased number of operating leases.

Net gain on disposal for the three months ended March 31, 2005 was $0 compared with $18 million for the same period in 2004, a decrease of $18 million. The decrease was due an $18 million gain on sale of partial interests in a note receivable during the three months ended March 31, 2004, compared with no such gains during the same period in 2005. These types of gains are intermittent in nature and depend in part on market conditions at the time of the disposal and our decision to sell or re-lease when aircraft are returned. There can be no assurance that we will recognize such gains in the future.

Other income for the three months ended March 31, 2005 and 2004 was $12 million. The income for the three months ended March 31, 2005 was primarily due to income of $9 million related to expired commitment fees in the first quarter of 2005. The income for the three months ended March 31, 2004 primarily consisted of income related to supplemental rents for aircraft maintenance on expired leases.

Interest expense for the three months ended March 31, 2005 was $89 million compared with $84 million for the same period in 2004, an increase of $5 million. The increase in interest expense is primarily due to an increase in weighted average annual effective interest rate incurred on all borrowings to 5.14% during the first three months of 2005 from 4.52% during the same period in 2004 partially offset by a reduction in average debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the three months ended March 31, 2005 was $61 million compared with $55 million for the same period in 2004, an increase of $6 million. The increase in depreciation expense was primarily due to the increase in equipment under operating leases.

Provision for losses for the three months ended March 31, 2005 was $4 million compared with $5 million for the same period in 2004. We recorded a provision for losses for the three months ended March 31, 2005 and March 31, 2004 to provide for the estimated change in collateral exposure of our notes and finance lease receivable, with collateral exposure being the difference between the carrying value and the collateral value associated with the notes and finance lease receivable. The decrease in the size of the provision is due to the change in the size and mix of our portfolio.

Operating expense, which consists of general and administrative expenses, for the three months ended March 31, 2005 was $25 million compared with $12 million for the same period in 2004, an increase of $13 million. The increase was primarily attributable to share-based plans expense of $8 million and our share of costs to support Boeing’s enterprise wide common finance information system initiative of $3 million.

Asset impairment expense for the three months ended March 31, 2005 was $9 million compared with $13 million for the same period in 2004, a decrease of $4 million. In 2005, we reduced the carrying value of one aircraft by $7 million due to the bankruptcy of the lessee. In addition, we recorded $2 million for a loss realized on the exchange of the Delta EETC investments. The $13 million impairment expense during the first three months of 2004 resulted from reduced projected cash flows and deteriorated aircraft values for particular operating lease assets and assets held for sale or re-lease.

Other expense for the three months ended March 31, 2005 was $7 million compared with $10 million for the same period in 2004, a decrease of $3 million. The decrease was primarily due to a decrease in aircraft modification expense.

Provision for income tax for the three months ended March 31, 2005 was $15 million compared with $26 million for the same period in 2004, a decrease of $11 million. The reduction in the pre-tax income for the first quarter of 2005 compared with the same period in 2004 was primarily responsible for the decrease.

Income from discontinued operations, net of tax, for the three months ended March 31, 2005 was $0 compared with $9 million for the same period in 2004, a decrease of $9 million due to the sale of substantially all of our CFS business in 2004. Revenue from this business was $2 million during the first three months of 2005 compared with $56 million in same period in 2004.

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

Outstanding debt at March 31, 2005 decreased to $6.8 billion from $7.0 billion at December 31, 2004. During first quarter of 2005, we did not issue any new debt and had no commercial paper outstanding. Leverage (ratio of debt to equity) at March 31, 2005 and December 31, 2004 was 5.0-to-1.

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

Risks that could affect our sources of liquidity include among others:

-	a severe or prolonged downturn in the economy,
-	additional restructurings, defaults or bankruptcies by airlines, and
-	a decrease in our and/or Boeing’s credit ratings.

We continually assess our leverage, generally as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolio; general market conditions, especially those associated with our customers; and our ability to access the capital markets.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by credit rating agencies’ ratings of our debt. Our credit ratings are closely tied to those of Boeing.

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s (S&P)	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+

On March 7, 2005, S&P reaffirmed its ‘stable’ outlook.

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

Standards Issued and Not Yet Implemented

In March 2005, the FASB issued FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a VIE or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We are currently evaluating the impact of FSP No. FIN 46(R)-5 on our financial statements.

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

Item 5. Other Information

Portfolio by Product Type

Portfolio carrying values were represented by the following product types:

(Dollars in millions)	Receivables(1)	Operating Leases(1)	Investments(4)		Held for Sale or Re-Lease	Total
March 31, 2005
717	$1,892	$559	$25		$–	$2,476
727(2)	3	22	–		7	32
737	55	685	–		–	740
747	118	414	8		–	540
757(2)	280	967	–		–	1,247
767	660	368	–		–	1,028
777	1,095	–	–		–	1,095
DC-9(2)	–	–	–		1	1
MD-80(2)	328	85	–		16	429
MD-90(2)	80	48	–		–	128
DC-10(2)	20	25	–		–	45
MD-11(2)	147	685	–		–	832
Space and Defense Equipment	19	178	–		–	197
Other Aircraft and Equipment(3)	205	16	–		9	230
Assets Pools(5)	57	–	237		–	294
Other	–	41	6	(6)	–	47

	$4,959	$4,093	$276		$33	$9,361

December 31, 2004
717	$1,851	$537	$25		$–	$2,413
727(2)	4	23	–		8	35
737	82	696	–		–	778
747	120	419	9		–	548
757(2)	981	460	–		20	1,461
767	717	373	–		–	1,090
777	1,061	–	–		–	1,061
DC-9(2)	–	1	–		–	1
MD-80(2)	343	101	–		–	444
MD-90(2)	80	48	–		–	128
DC-10(2)	23	25	–		–	48
MD-11(2)	146	701	–		–	847
Space and Defense Equipment	9	175	–		–	184
Other Aircraft and Equipment(3)	222	15	–		9	246
Assets Pools(5)	63	–	287		–	350
Other	–	41	5	(6)	–	46

	$5,702	$3,615	$326		$37	$9,680

(1)	Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(2)	Out of production, but currently supported by Boeing with respect to parts and other services.

(3)	Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

(4)	Represents aircraft and equipment collateralizing EETCs, ETCs and other trust-related interests and other investments that we hold.

(5)	Receivables and investments are supported by asset pools secured by various commercial aircraft types.

(6)	Includes investments in mandatorily redeemable preferred stock and common stock.

Item 6. Exhibits

A. Exhibits

Exhibit 12	Computation of Ratio of Income to Fixed Charges.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, and of shareholder’s equity and comprehensive income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington

April 26, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

April 27, 2005	/s/ RUSSELL A. EVANS
Russell A. Evans Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 27, 2005	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)