Form 10-Q
period 2005-06-30
BOEING CAPITAL CORP
filed 2005-07-27
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 26, 2005: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$393	$642
Receivables:
Finance leases	2,767	3,474
Notes and other	2,301	2,228

	5,068	5,702
Allowance for losses on receivables	(94)	(240)

	4,974	5,462
Equipment under operating leases, net	3,945	3,615
Investments	264	326
Assets held for sale or re-lease, net	118	37
Assets of discontinued operations	–	70
Other assets	161	168

	$9,855	$10,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$133	$149
Other liabilities	369	332
Accounts with Boeing and Boeing Capital Services Corporation	184	210
Deferred income tax	1,222	1,194
Debt	6,604	7,024

	8,512	8,909

Minority interest	5	7

Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,284	1,272
Accumulated other comprehensive loss, net of tax	(43)	(25)
Retained earnings	92	152

	1,338	1,404

	$9,855	$10,320

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
REVENUE
Finance lease income	$49	$58	$97	$115
Interest income on notes receivable	46	47	89	92
Operating lease income	126	107	250	216
Investment income	10	10	20	20
Net gain on disposal	26	1	26	19
Other income	7	6	19	18

	264	229	501	480
EXPENSES
Interest expense	90	89	179	173
Depreciation expense	60	54	121	109
Provision for (recovery of) losses	(36)	4	(32)	9
Operating expense	17	16	42	28
Asset impairment expense	2	31	11	44
Other expense	19	22	26	32

	152	216	347	395

Minority interest income	–	2	2	3

Income from continuing operations before provision for income tax	112	15	156	88
Provision for income tax	41	3	56	29

Income from continuing operations	71	12	100	59

Income from discontinued operations, net of tax	–	7	–	16
Net gain on disposal of discontinued operations, net of tax	–	14	–	14

Net income	$71	$33	$100	$89

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance at January 1, 2004	$1,942	$5	$1,263	$(10)	$684

Capital contributions from Boeing(1)	4	–	4	–	–
Cash dividends to Boeing	(260)	–	–	–	(260)
Net income	89	–	–	–	89	$89
Reclassification adjustment for losses realized in net income, net of tax	10	–	–	10	–	10
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(1)	–	–	(1)	–	(1)

Balance at June 30, 2004	$1,785	$5	$1,267	$–	$513	$99

Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152

Capital contributions from Boeing(1)	12	–	12	–	–
Cash dividends to Boeing	(160)	–	–	–	(160)
Net income	100	–	–	–	100	$100
Unrealized loss on investments, net of tax	(18)	–	–	(18)	–	(18)

Balance at June 30, 2005	$1,338	$5	$1,284	$(43)	$92	$82

(1)	Balance represents non-cash contributions from Boeing and Boeing Capital Services Corporation.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at June 30, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2005	2004
OPERATING ACTIVITIES
Net income(1)	$100	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117	111
Net gain on disposal of discontinued operations	–	(21)
Net gain on disposal	(26)	(32)
Provision for (recovery of) losses	(32)	9
Net (gain) loss on derivative instruments and investments	3	(11)
Asset impairment expense and other related expense	11	45
Share-based plans expense	12	4
Other non-cash adjustments related to discontinued operations	–	26
Provision (benefit) from deferred income tax	40	(161)
Change in assets and liabilities:
Other assets	16	(12)
Accrued interest and rents	(3)	42
Accounts payable and accrued expenses	(16)	49
Other liabilities	35	(52)
Accounts with Boeing and Boeing Capital Services Corporation	247	179
Other	(4)	1

Net cash provided by operating activities	500	266

INVESTING ACTIVITIES
Transfers of net assets from Boeing	(178)	–
Purchase of investments	–	(10)
Proceeds from available-for-sale investments	19	21
Proceeds from held-to-maturity investments	–	37
Purchase of equipment for operating leases	(73)	(138)
Proceeds from disposition of equipment and receivables	233	109
Principal payments of leases, notes and other receivables	165	155
Origination of leases, notes and other receivables	(343)	(253)
Proceeds from disposal of discontinued operations	–	1,581
Collection of leases, notes and other receivables of discontinued operations	1	106

Net cash provided by (used in) investing activities	(176)	1,608

FINANCING ACTIVITIES
Repayment of debt	(413)	(664)
Payment of cash dividends	(160)	(260)

Net cash used in financing activities	(573)	(924)

Net increase (decrease) in cash and cash equivalents	(249)	950
Cash and cash equivalents at beginning of year	642	716

Cash and cash equivalents at end of period	$393	$1,666

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to held for sale or re-lease	$97	$–

Net transfer to operating leases	$478	$–

Net transfer from finance leases	$(508)	$–

Transfer from discontinued operations	$(67)	$–

Mark-to-market for fair value hedge derivatives on underlying debt	$4	$(61)

(1)	Includes net income of $0 and $30 from discontinued operations for the six months ended June 30, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

(Dollars in millions, except per share data)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the condensed consolidated balance sheets and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income and cash flows for the interim periods presented. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, which contains the latest available audited consolidated financial statements and notes.

Note 2 – Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standard Board (FASB) issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 was effective April 1, 2005. We have evaluated the impact of FSP No. FIN 46(R)-5, and determined that there is not a material impact on our earnings, cash flows and/or financial position.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (SFAS) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our earnings, cash flows and/or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and the reporting of changes in accounting principles and changes in estimates. SFAS No. 154 will become effective January 1, 2006. We are currently evaluating the impact of SFAS No. 154, and we do not believe there will be any material impact on our earnings, cash flows and/or financial position.

Note 3 – Discontinued Operations

On May 2, 2004, Boeing’s Board of Directors approved a plan to sell all of the assets and business operations of our Commercial Financial Services (CFS) business. This plan was approved by our Board of Directors on May 21, 2004. On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our CFS business and the final sale closed on December 27, 2004. As of June 30, 2005, approximately $57 of assets had not been sold, continue to be marketed for sale and are reported as assets held for sale or re-lease.

As part of the purchase and sale agreement with GECC, we agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively limit our exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to us in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. We have the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. We have provided a liability of $109 for our expected losses under this sharing arrangement as follows:

Reserve for sharing arrangement
Balance as of December 31, 2004	$90
Increase in reserve	19

Balance as of June 30, 2005	$109

During the six months ended June 30, 2005, we recorded a charge of $19 associated with our exposure to GECC under the loss arrangement for matters reported to us during the second quarter of 2005. In addition, due to revisions in our estimate of sales and use tax, we reduced our accrued liabilities by $9 resulting in a reduction in Other expense.

Note 4 – Transactions with Boeing

We enter into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees cover a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level. Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in the consolidated Boeing financial statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. At June 30, 2005, we were the beneficiary under $2,635 of guarantees ($2,304 for domestic airlines and $331 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $4,081. Receipts under Boeing guarantees would be net of realization of underlying residual values, partial rent receipts, re-lease rental receipts or other mitigating value received.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	June 30, 2005		December 31, 2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Receivables	$1,742	$2,902	$1,982	$3,162
Equipment under operating leases, net	883	1,082	895	1,142
Investments	10	97	10	99

	$2,635	$4,081	$2,887	$4,403

Intercompany guarantee amounts by aircraft type are summarized as follows:

	June 30, 2005		December 31, 2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717	$1,831	$2,422	$1,695	$2,295
Out of production twin-aisle aircraft	306	417	360	495
Out of production single-aisle aircraft	331	335	630	656
Other Boeing and regional aircraft	167	907	202	957

	$2,635	$4,081	$2,887	$4,403

During 2005 we and Boeing agreed to terminate various guarantee and subsidy agreements by transferring cash to us representing the value of the agreements. We are principally accounting for these cash receipts as deferred income that will be recognized over the period of the underlying transaction that was the basis of the terminated agreement.

We recorded the following activity under the intercompany guarantee and subsidy agreements:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Guarantees	Subsidies	Guarantees	Subsidies
Applied to income	$15	$42	$10	$21
Net change in carrying value of related aircraft	2	–	3	1
Net change in unearned income	1	87	–	–
Net change in reserves	87	–	11	–
Guarantee fees paid to Boeing	(1)	–	(1)	–

Net cash received under intercompany agreements	$104	$129	$23	$22

Additionally, as provided for under the terms of the intercompany guarantee agreements, for the six months ended June 30, 2005 and 2004, Boeing recorded additional charges of $46 and $34 related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the six months ended June 30, 2005 and 2004, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $21 and $9.

For the six months ended June 30, 2005 and 2004, we recorded new business volume of $177 and $376 related to our purchase of aircraft and equipment from Boeing.

Note 5 – Portfolio Quality

The portfolio of receivables, equipment under operating leases, investments and assets held for sale or re-lease consisted of the following:

	June 30, 2005	December 31, 2004
Receivables:
Finance leases	$2,767	$3,474
Notes and other	2,301	2,228

	5,068	5,702
Equipment under operating leases, net of accumulated depreciation of $707 and $661	3,945	3,615
Investments	264	326
Assets held for sale or re-lease, net of accumulated depreciation of $3 and $7	118	37

Total portfolio	$9,395	$9,680

Non-Performing Assets

Non-performing assets (assets either not recognizing income on an accrual basis or equipment without current contractual lease revenue) consisted of the following:

	June 30, 2005	December 31, 2004
Assets placed on non-accrual status:
Receivables	$17	$715
Equipment under operating leases, net	508	21

	525	736
Assets held for sale or re-lease, net	61 (1)	37

	$586	$773

Percentage of non-accrual receivables to total receivables	0.3%	12.5%
Percentage of total non-performing assets to total portfolio	6.2%	8.0%

(1)	At June 30, 2005, this does not include $57 of performing assets which were reclassified from discontinued operations.

At June 30, 2005 and December 31, 2004, ATA Holdings Corp. (ATA) represented $496 and $705 of our total portfolio ($490 and $0 represented equipment under operating leases, $0 and $699 represented finance receivables and $6 and $6 represented a note receivable). In 2004 we placed ATA’s portfolio on non-accrual status. On October 26, 2004, ATA filed for voluntary bankruptcy protection. During the first three months of 2005, due to the new lease terms with ATA we reclassified our leases for 12 757 aircraft with ATA from finance leases to operating leases, which were written down to their fair value. At June 30, 2005 and December 31, 2004, we had no receivables from ATA with installments more than 90 days delinquent.

For the portfolio assets that we deemed to be non-performing as of June 30, 2005, we received cash and recorded income of $18 during the six months ended June 30, 2005. For the portfolio assets that we deemed to be non-performing as of June 30, 2004, we received cash and recorded income of $12 during the six months ended June 30, 2004.

At June 30, 2005 and December 31, 2004, we had no receivables or equipment under operating leases with amounts past due greater than 90 days with income still accruing.

Impaired Receivables

The carrying amounts of impaired receivables consisted of the following:

	June 30, 2005	December 31, 2004
Impaired receivables with specific impairment allowance	$46	$1,179
Impaired receivables with no specific allowance	1,032	1,053

	$1,078	$2,232

In 2004 we provided a specific impairment allowance to reserve for our collateral exposure related to our ATA finance leases. As a result of the reclassification of our leases for the 12 757 aircraft with ATA from finance leases to operating leases, there is no longer a specific impairment allowance for these receivables. At June 30, 2005, $6 of our impaired receivables with specific impairment allowance related to a note receivable from ATA.

At December 31, 2004, we held $389 of receivables from Hawaiian Airlines, Inc. (Hawaiian) that were determined to be specifically impaired. The receivables are secured by 717 and 767 aircraft. At December 31, 2004 we had fully reserved for the collateral value exposure. We determined the finance lease receivables were no longer impaired in the first quarter of 2005. On June 2, 2005, Hawaiian emerged from bankruptcy.

At June 30, 2005 and December 31, 2004, we determined that a specific impairment allowance on $1,032 and $1,053, of our impaired receivables from United Air Lines, Inc. (United), which are secured by 767 aircraft and 777 aircraft, was not necessary. Although United is performing under the terms of the restructuring at June 30, 2005, due to its continued operation under protection of the bankruptcy laws, we continue to deem our receivables from United as impaired.

Receivables More than 90 Days Delinquent

The following table presents information related to delinquent receivables:

	June 30, 2005	December 31, 2004
Receivables more than 90 days delinquent	$7	$6
Receivables related to delinquent installments	$11	$11
Receivable balance related to delinquent installments as a percentage of total receivables	0.2%	0.2%
Total receivables due from delinquent obligors	$11	$11
Total receivables due from delinquent obligors as a percentage of total receivables	0.2%	0.2%

Note 6 – Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables:

	Six Months Ended June 30,
	2005	2004
Allowance for losses on receivables at beginning of year	$240	$303
Provision for (recovery of) losses	(32)	9
Write-offs, net of recoveries	(120)	(21)
Allowance transferred from Boeing and Boeing Capital Services Corporation	6	11

Allowance for losses on receivables at end of period	$94	$302

Allowance as a percentage of total receivables	1.9%	5.1%

During the six months ended June 30, 2005, we recorded a recovery to reduce the allowance for losses on receivables by $32, which consisted of a net benefit of $26 as a result of Hawaiian’s emergence from bankruptcy (offset by a decline in the collateral value of 717 aircraft leased to Hawaiian), a benefit of $16 as a result of the repayment of certain notes and a provision of $10 from normal portfolio run off and other charges. The allowance also decreased as a result of write-offs of $119 primarily due to the reclassification of our leases for the 757 aircraft with ATA from finance leases to operating leases to their fair value. Additionally, Boeing transferred to us its allowance for losses of $6 relating to a $6 note receivable from ATA, which was previously guaranteed by Boeing.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

	June 30, 2005		December 31, 2004
Allocated to specific reserves	$20	21.3%	$222	92.5%
Allocated for general purposes	74	78.7	18	7.5

	$94	100.0%	$240	100.0%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables excluding the impact of intercompany guarantees from Boeing and any related accounting classification differences:

	Pro Forma Six Months Ended June 30,
	2005	2004
Allowance for losses on receivables at beginning of year	$402	$400
Provision for losses	14	43
Write-offs, net of recoveries	(201)	(27)

Allowance for losses on receivables at end of period	$215	$416

Allowance as a percentage of total receivables	4.2%	7.0%

During the six months ended June 30, 2005, Boeing recorded a provision of $14. This was due to a provision of $42 related to collateral exposure, partially offset by a benefit of $24 as a result of

Hawaiian’s emergence from bankruptcy and a benefit of $4 from normal portfolio run off and other charges. In connection with the reclassification of the ATA finance leases for the 12 757 aircraft to operating leases, we wrote down the carrying value of our leases by $200 to the fair value of the underlying leased assets resulting in a $119 reduction to our allowance for losses on receivables and an $81 reduction to Boeing’s allowance for losses on receivables related to certain leases guaranteed by Boeing. During the six months ended June 30, 2004, Boeing increased the provision for losses by an additional $34 due to deteriorated airline credit ratings and depressed aircraft values.

Note 7 – Investments

Available-for-sale securities consisted of the following:

	June 30, 2005	December 31, 2004
Carrying value (estimated fair value)	$250	$325
Amortized cost	318	364

Unrealized loss carried in accumulated other comprehensive income	$68	$39

Included in investments at June 30, 2005 and December 31, 2004 was $14 and $1 related to investments valued at cost, which are not classified as available-for-sale securities for financial statement purposes.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta Air Lines, Inc. (Delta) in which we exchanged our investment in a D tranche Delta Enhanced Equipment Trust Certificate (EETC) with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. During the three months ended March 31, 2005, the assets we received were recorded at their fair values of $143 and we recorded an asset impairment charge of $2. As of June 30, 2005, the unrealized loss on the two C tranche Delta EETCs was $30. At December 31, 2004, there was no unrealized loss on the Delta investment.

At June 30, 2005, our available-for-sale investments included subordinated debt investments with estimated fair values totaling $250 in several Equipment Trust Certificates (ETCs) and EETCs. Approximately $127 of these amounts relate to investments that were acquired in 2002. Due to the commercial aviation market downturn, with the exception of the Delta EETCs, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETCs are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, our ability to hold the investment until it recovers its fair value, and both internal and third party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities. During the six months ended June 30, 2005, we received all payments contractually required for our investments.

Note 8 – Debt and Credit Agreements

Debt consisted of the following:

	June 30, 2005	December 31, 2004
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$–	$5
4.75% note due 2008	495	498
5.65% note due 2006	512	514
5.75% note due 2007	748	748
5.80% note due 2013	613	610
6.10% note due 2011	769	772
6.50% note due 2012	759	757
7.375% note due 2010	533	537
Non-recourse variable rate note due 2012 (one-month LIBOR plus 1.1%- 2.46%)	45	45
4.84% - 5.79% non-recourse notes due through 2013	38	39
3.15% - 6.35% retail medium-term notes due through 2013	817	874
3.65% - 7.64% medium-term notes due through 2023	1,024	1,345
1.67% - 7.35% capital lease obligations due through 2015	251	280

	$6,604	$7,024

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. During the six months ended June 30, 2005, we were in compliance with these and all debt covenants.

Since November 21, 2003, $750 of Boeing’s $1,500 five-year revolving credit line expiring in 2008 has been exclusively available to us. This is in addition to $1,250 of Boeing’s $2,000 364-day revolving credit line, which is exclusively available to us. For the six months ended June 30, 2005, there were no borrowings and there are no amounts outstanding under these agreements at June 30, 2005.

Note 9 – Share-Based Plans Expense

In December 2004 the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have adopted early the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method.

Included in operating expenses are costs attributable to share-based plans expense. For the six months ended June 30, 2005 and 2004, we recorded $12 and $4 attributable to share-based plans expense. Share-based plans expense relates to Boeing Performance Shares issued to our executives. Performance Shares are stock units that are convertible to Boeing stock contingent upon the Boeing stock price performance.

For Performance Shares granted prior to 2005, share-based expense was determined based on the market value of Boeing’s stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and was amortized over a five-year period.

For Performance Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award.

Note 10 – Derivative Financial Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effect these strategies have on our condensed consolidated financial statements.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed rate debt. For our fair value hedges that qualify for hedge accounting treatment we use the short-cut method and thus there are no gains or losses realized due to hedge ineffectiveness. Unrealized gains or losses from the value changes of fair value hedges are offset by changes in the fair value of the hedged underlying debt. In addition, the transition adjustment related to fair value hedges that did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is being reclassified into interest income over the remaining maturity of the hedged debt.

During the six months ended June 30, 2005 and 2004, we recorded $6 and $8 of income related to the amortized basis adjustment of certain terminated swaps as a reduction of interest expense.

Cash Flow Hedges

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

Non-hedging Derivative Instruments

We hold certain interest rate exchange agreements and interest rate swaps which are not receiving hedge accounting treatment. For the six months ended June 30, 2005 and 2004, we recorded net losses of $1 and $6 on all non-hedging derivative instruments.

We hold certain warrants which we received prior to 2004 as part of financing transactions. As of June 30, 2005 and December 31, 2004, these warrants were reflected in other assets at a fair value of $5 and $6. For the six months ended June 30, 2005 and 2004, the warrants recorded in other assets had changes in fair value resulting in a reduction to other income of $1 and an addition to other income of $1.

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

Restructurings and Restructuring Requests

At June 30, 2005 and December 31, 2004, United accounted for $1,107 and $1,131 (11.8% and 11.7%) of our total portfolio. At June 30, 2005, our United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At June 30, 2005, United was our second largest customer based on portfolio carrying value. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Air Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through December 31, 2005. United is continuing to pursue alternative financing. At June 30, 2005, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 bankruptcy protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 bankruptcy protection to return our aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested that we restructure our financing terms further as part of its ongoing efforts to emerge from bankruptcy. We are currently evaluating the request from United.

At June 30, 2005 and December 31, 2004, ATA accounted for $496 and $705 (5.3% and 7.3%) of our total portfolio. At June 30, 2005, the ATA portfolio consisted of 12 operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, we entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved ATA’s assumption of 11 restructured 757 aircraft leases. By mutual agreement between ATA and us, one 757 aircraft lease was terminated to accommodate our timely leasing of that aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth our potential deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claim for the seven 757 aircraft and the one rejected 757 aircraft to be returned to us. In February, 2005, following completion of certain conditions, we reclassified the 12 757 aircraft finance leases to operating leases due to new lease terms negotiated with ATA. We reduced the carrying value of the leases by $200, of which $119 was recorded as a reduction to the allowance for losses on receivables and $81 was recorded as an intercompany guarantee payable from Boeing, which was paid to us by Boeing in April 2005. In addition, we negotiated a settlement of the guarantees with Boeing for certain 757 aircraft leases for $66, which was paid by Boeing in April 2005. The settlement was recorded as unearned finance lease income. With regard to eight of the 12 aircraft, we have entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable us to meet the delivery dates committed to Continental as part of the agreement.

At June 30, 2005 and December 31, 2004, Viacao Aerea Rio-Grandense (VARIG) accounted for $327 and $400 (3.5% and 4.1%) of our total portfolio. On June 17, 2005, VARIG filed a request for reorganization which was granted on June 22, 2005 by Brazilian courts. Under the laws of Brazil, VARIG has 60 days from July 13, 2005, the date the court order was published in the official gazette, to present a reorganization plan. As of June 18, 2005, VARIG has resumed making rent and maintenance reserve payments (however not past due obligation payments). We exercised early lease termination rights and took possession of two MD-11 aircraft in April 2005 in the amount of $73 and sold the aircraft to Boeing. The aircraft were subsequently sold to another customer. At June 30, 2005, the VARIG portfolio consisted of two 737 aircraft and seven MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $267 of the VARIG obligations. Taking into account these guarantees, we do not expect the remaining VARIG transactions, including the impact of any future restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

We have reviewed our obligations due from our customers for collectibility and have established specific or general allowances as we deemed necessary. In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

At June 30, 2005, Boeing and its indirect wholly owned subsidiary, BCSC, had unfunded commercial aircraft financing commitments of $7,173. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer. However, if there were to be a requirement to fund all of these commitments, the timing in which these commitments expire is as follows:

-	up to $497 may be funded in less than one year,
-	an additional $4,082 may be funded in one to three years,
-	an additional $2,071 may be funded in three to five years, and
-	an additional $523 may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

In addition to the unfunded commercial aircraft financing commitments by Boeing and its indirect wholly owned subsidiary, BCSC, we had commitments to provide leasing and other financing totaling $1,603 at June 30, 2005. Based on historical experience, we do not anticipate that we will fund all of these commitments. However, if we were required to fund all unfunded commitments:

-	up to $363 may be funded in less than one year,
-	up to $741 may be funded in one to three years,
-	an additional $236 may be funded in three to five years, and
-	an additional $263 may be funded after five years.

We expect to ultimately fund a portion of these unfunded commitments.

Note 12 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides data regarding our third party guarantees at June 30, 2005 and December 31, 2004. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying value of liabilities recorded on the condensed consolidated balance sheets reflects fees received for extending these guarantees.

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

Material Variable Interests in Unconsolidated Entities

As of June 30, 2005, our maximum exposure to economic loss from ETCs and EETCs is $250, which represents our investment balance. Accounting losses, if any, from period to period could differ. At June 30, 2005, the ETC and EETC transactions we participated in had total assets of $4,031 and total debt (which is non-recourse to us) of $3,781. During the six months ended June 30, 2005, we recorded revenue of $21 and cash flows of $30 related to these investments.

As of June 30, 2005, VIE arrangements of which we were not the primary beneficiary, other than the ETCs and EETCs noted above, had total assets of $392 and total debt (which is non-recourse to us) of $361. During the six months ended June 30, 2005, we recorded revenue of $1 and cash flows of $13 related to these VIEs.

Capital Lease Obligations

We have off-balance sheet arrangements that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased by us and subleased to our commercial aircraft customers. At June 30, 2005, these transactions included restricted cash deposits denominated in yen for the equivalent of $107 and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Note 13 – Concentrations

Generally, each asset in our portfolio is backed both by the value of the equipment that we have financed and by a particular customer’s credit. Our risk is that both a customer defaults and the current market value of the related equipment does not equal or exceed the amount of our investment. That risk is sometimes mitigated by cross-collateralization or other transactional features. Our risk is also frequently mitigated by transactional support provided by Boeing; that support itself is concentrated on the 717 aircraft financing in our portfolio. Because of our mission, our portfolio is concentrated in Boeing equipment financed for Boeing customers. However, because our risk of loss is determined by many factors, the single-factor analyses of our portfolio shown below should not be interpreted as defining our concentrations of risk.

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2005
	Carrying value	% of Total Portfolio
AirTran	$1,653	17.6%
United	1,107	11.8%
American	755	8.0%
Northwest	502	5.3%
ATA	496	5.3%

	$4,513

	December 31, 2004
	Carrying value	% of Total Portfolio
AirTran	$1,571	16.2%
United	1,131	11.7%
American	779	8.0%
ATA	705	7.3%
Hawaiian	456	4.7%

	$4,642

At June 30, 2005 and December 31, 2004, the AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 73 and 69 717 aircraft and an EETC with a carrying value of $26 and $25. For the six months ended June 30, 2005 and 2004, AirTran accounted for more than 10% of our revenue.

At June 30, 2005 and December 31, 2004, the American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and final delivery payment loans on nine 767 aircraft and two 777 aircraft, which are collateralized by assets we believe are in excess of the carrying value of the American portfolio.

At June 30, 2005 and December 31, 2004, the Northwest Airlines, Inc. (Northwest) portfolio consisted of notes receivable on three 747 aircraft and three 757 aircraft, as well as an EETC with a carrying value of $30 and $42, and an ETC with a carrying value of $8 and $9. At June 30, 2005, the Northwest portfolio included additional notes receivable, which are collateralized by assets we believe are in excess of the carrying value of the Northwest notes receivable portfolio.

Portfolio carrying values were represented in the following regions:

	June 30, 2005		December 31, 2004
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,898	73.4%	$6,898	71.3%
Europe	1,177	12.5	1,218	12.6
Asia/Australia	655	7.0	843	8.7
Latin America	544	5.8	616	6.3
Other	121	1.3	105	1.1

	$9,395	100.0%	$9,680	100.0%

Portfolio carrying values were represented by the following product types:

	June 30, 2005	December 31, 2004
717	$2,539	$2,413
737	727	778
747	524	548
757	1,231	1,461
767	927	1,090
777	1,084	1,061
Other	2,363	2,329

	$9,395	$9,680

Our aircraft portfolio (excluding investments) consisted of the following aircraft vintages:

	June 30, 2005	December 31, 2004
2005 – 2000	66.6%	68.5%
1999 – 1995	12.5	13.5
1994 – 1990	10.1	11.0
1989 – 1985	5.1	4.7
1984 and older	1.8	1.9
Secured by other collateral	3.9	0.4

	100.0%	100.0%

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the U.S. Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim,” “plan,” “likely,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “may” and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the notes to condensed consolidated financial statements in Item 1 of Part I, Item 2 of Part I, and Item 1 of Part II may contain forward-looking information. The subject matter of these statements may include, but are not limited to, effects of future terrorist threats or attacks, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values, the impact of interest rates or currency changes on us, our ability to meet our contractual obligations, our access to capital markets and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Business Environment and Trends

For the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. For the defense and space markets, we primarily engage in arranging and structuring financing solutions for Boeing’s Integrated Defense Systems segment government customers.

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our former Commercial Financial Services (CFS) business, which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers.

The acceleration of world economic growth has slowed over the past few months due to high energy prices, inflation fears and some discouraging signs in the United States and other leading industrial countries. However, forecasts for world GDP growth in 2005 and 2006 remain above the long-term trend of 3%.

Crude oil prices remain high. However, the long-term price forecast has undergone a step increase over the past couple of months. The impact of this step-change on GDP growth is less significant than it has been historically and will lessen over time as developing economies become more fuel-efficient.

GDP growth is the primary driver of traffic growth. Worldwide passenger traffic growth continues to outpace increasing capacity and is well above year 2000 levels. High fuel prices and declining yields continue to degrade the financial performance of carriers around the world, although the results vary significantly by region and business model. Many airlines have been trimming costs and improving efficiency, but the gains have been mitigated by energy prices, declining fares and competition. Profits are particularly elusive for the U.S. network carriers despite a number of recent fare increases. Predictions of a strong summer travel season in the United States are tempered by the continued high price of jet fuel. However, the many airlines that are profitably growing to meet increased demand are acquiring new capacity from Boeing and other manufacturers.

A number of new air service liberalization treaties were signed or announced. For example, India has expanded its agreements with the United Kingdom and United States and more capacity will open up between China and Canada. Continued liberalization is an important factor in the growth and network development of commercial aviation.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks, increasing armed conflict, and/or terrorist attacks focused on air travel represent threats to the airline industry’s recovery. A prolonged period of oil prices at current high levels also represents a risk both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices. Future profitability is also impacted by continued competitive fare pricing or a lack of improvement in yields.

Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increases in values and lease rates for the aircraft in our portfolio.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.4% of the current world fleet) continue to be parked, including both in-production and out-of-production types of aircraft of which over 50% are not expected to return to service.

At June 30, 2005, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease totaling $9.4 billion, which is primarily related to Boeing commercial aircraft. At June 30, 2005, we owned 336 commercial aircraft, four C-40 aircraft, and had partial ownership or security interest in an additional 191 aircraft, including those owned through joint ventures, Enhanced Equipment Trust Certificates (EETCs), Equipment Trust Certificates (ETCs) and other investment transactions.

While worldwide traffic levels are well above traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in our portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of June 30, 2005. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position. See Note 11 – Commitments and Contingencies of the notes to condensed consolidated financial statements for a discussion on our restructurings and restructuring requests.

On January 12, 2005, Boeing decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. At June 30, 2005, $2.5 billion of our portfolio was collateralized by 717 aircraft. At June 30, 2005, we were the beneficiary under $1.8 billion of guarantees from Boeing covering $2.4 billion of our 717 aircraft portfolio. During the six months ended June 30, 2005, we provided $15 million in our valuation reserves due to a decrease in the collateral value on the 717 aircraft, net of intercompany guarantees. Should the 717 aircraft suffer an additional decline in utility and market acceptance, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

Consolidated Results of Operations

Overview

During the six months ended June 30, 2005, we continued to focus on supporting Boeing’s major businesses and managing our overall corporate exposures.

Our portfolio at June 30, 2005 decreased to $9.4 billion from $9.7 billion at December 31, 2004 due to a reduction in new business volume in 2005 and the impact of restructuring certain finance leases to operating leases resulting in a $200 million write-down to fair value. At June 30, 2005 and December 31, 2004, we had $118 million and $37 million of assets that were held for sale or re-lease which, as of June 30, 2005, included $57 million of assets reclassified from assets of discontinued operations which are all performing assets. Of the remaining $61 million and $37 million of assets held for sale or re-lease at June 30, 2005 and December 31, 2004, $3 million and $25 million were identified with firm contracts to be placed on lease.

Additionally, leases with a carrying value of approximately $796 million are scheduled to terminate in the next 12 months. The related aircraft will be remarketed, of which $334 million were identified with firm contracts in place at June 30, 2005 to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively impact our earnings, cash flows and/or financial position.

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
New business volume	$416	$606
Non-cash charge from customer restructuring	(200)	–
Transfer from discontinued operations	67	–
Asset impairment and other related charges	(11)	(107)
Asset run off and dispositions	(436)	(719)
Depreciation expense	(121)	(218)

Net change in portfolio balance	$(285)	$(438)

Our net income was $100 million for the six months ended June 30, 2005 compared with $89 million for the same period in 2004, a change of $11 million. For the six months ended June 30, 2005 and 2004, our return on assets calculated on net income from continuing operations was 1.0% and 0.5%.

The increase in our net income in the first six months of 2005 compared with the same period in 2004 was principally driven by a substantial decrease in the provision for losses from a provision of $9 million to a recovery of $32 million, gains on asset sales and lower asset impairment expense offset by continued lower new business volume. As noted above, certain leases were reclassified from finance leases to operating leases, resulting in increased operating lease income and increased depreciation expense.

Results of Operations

Finance revenue (revenue from finance leases, notes and other receivables and equipment under operating leases) was as follows:

	Six Months Ended June 30,
(Dollars in millions)	2005	2004
Finance lease income	$97	$115
Interest income on notes receivable	89	92
Operating lease income	250	216

	$436	$423

The fluctuations within each component of financing revenue closely follow the change in mix of our portfolio in the first six months of 2005 compared with the same period in 2004.

The decrease in finance lease income for the six months ended June 30, 2005 compared with same period in 2004 was due to a reclassification of certain finance lease assets to operating leases, as well as asset run off exceeding the new leases entered into during the first six months of 2005.

The decrease in interest income on notes receivable for the six months ended June 30, 2005 compared with the same period in 2004 was due to a decrease in the size of our notes receivable portfolio during the latter half of 2004 offset by an increase in the size of our portfolio during the second quarter of 2005 and increases in the underlying rates on our variable rate notes receivable during 2005.

The increase in operating lease income for the six months ended June 30, 2005 compared with the same period in 2004 reflects the increased number of operating leases, primarily due to the reclassification of certain leases held by ATA Holdings Corp. (ATA) from finance leases to operating leases.

Net gain on disposal for the six months ended June 30, 2005 was $26 million compared with $19 million for the same period in 2004, an increase of $7 million. The net gain on disposal for the six months ended June 30, 2005 was primarily due to the sale of four aircraft and one ferry which was part of the CFS portfolio. The net gain on disposal for the six months ended June 30, 2004 was primarily due to gain on sale of partial interests in a note receivable. These types of gains are intermittent in nature and depend in part on market conditions at the time of the disposal and our decision to sell or re-lease when aircraft are returned. There can be no assurance that we will recognize such gains in the future.

Other income for the six months ended June 30, 2005 was $19 million compared with $18 million for the same period in 2004, an increase of $1 million. The income for the six months ended June 30, 2005 was primarily due to income of $9 million related to expired commitment fees and $7 million related to interest income on short-term investments. The income for the six months ended June 30, 2004 primarily consisted of income related to aircraft maintenance payments on expired leases.

Interest expense for the six months ended June 30, 2005 was $179 million compared with $173 million for the same period in 2004, an increase of $6 million. The increase in interest expense is primarily due to an increase in weighted average annual effective interest rate incurred on all borrowings to 5.19% during the first six months of 2005 from 4.56% during the same period in 2004 partially offset by a reduction in average debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the six months ended June 30, 2005 was $121 million compared with $109 million for the same period in 2004, an increase of $12 million. The increase in depreciation expense was primarily due to the increase in equipment under operating leases.

Provision for losses for the six months ended June 30, 2005 was a recovery of the allowance for losses on receivables of $32 million, which consisted of a net benefit of $26 million as a result of the emergence from bankruptcy of Hawaiian Airlines, Inc. (Hawaiian) (offset by a decline in the collateral value of 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes and a provision of $10 million from normal portfolio run off and other charges. For the provision in the six months ended June 30, 2004 we provided for the estimated change in collateral exposure of our notes and finance lease receivable, with collateral exposure being the difference between the carrying value and the collateral value associated with the notes and finance lease receivable.

Operating expense, which consists of general and administrative expenses, for the six months ended June 30, 2005 was $42 million compared with $28 million for the same period in 2004, an increase of $14 million. The increase was primarily attributable to share-based plans expense of $8 million and our share of costs to support Boeing’s enterprise wide common finance information system initiative of $5 million.

Asset impairment expense for the six months ended June 30, 2005 was $11 million compared with $44 million for the same period in 2004, a decrease of $33 million. In 2005, we reduced the carrying value of one aircraft by $7 million due to the reduction of estimated future cash flow associated with the bankruptcy of the lessee. In addition, we recorded $2 million for a loss realized on the exchange of the Delta Air Lines, Inc. (Delta) EETC and $2 million from reduced projected cash flows and deteriorated aircraft values for certain operating lease assets and assets held for sale or re-lease. The $44 million impairment expense during the first six months of 2004 included $29 million related to an other than temporary impairment of a held-to-maturity investment and $15 million from reduced projected cash flows and deteriorated aircraft values for certain operating lease assets and assets held for sale or re-lease.

Other expense for the six months ended June 30, 2005 was $26 million compared with $32 million for the same period in 2004, a decrease of $6 million. The decrease was primarily due to a $16 million decrease in aircraft modification expense offset by a $10 million net increase in reserves and liabilities associated with our former CFS business.

Provision for income tax for the six months ended June 30, 2005 was $56 million compared with $29 million for the same period in 2004, an increase of $27 million. The increase in the pre-tax income for the first six months of 2005 compared with the pre-tax income for the same period in 2004 was primarily responsible for the increase.

Income from discontinued operations, net of tax, for the six months ended June 30, 2005 was $0 compared with $16 million for the same period in 2004, a decrease of $16 million due to the sale of substantially all of our CFS business in 2004.

Gain on disposal of discontinued operations, net of tax, for the six months ended June 30, 2005 was $0 compared with $14 million for the same period in 2004, a decrease of $14 million due to the sale of substantially all of our CFS business in 2004.

Liquidity and Capital Resources

We have liquidity requirements, primarily to fund ongoing financing commitments, meet debt obligations and to fund our operating expenses. We could satisfy these liquidity needs from the following sources:

-	cash from operations and other receipts from our portfolio,
-	issuance of commercial paper and other debt,
-	asset sales and securitization, and
-	fundings from Boeing.

Outstanding debt at June 30, 2005 decreased to $6.6 billion from $7.0 billion at December 31, 2004. During second quarter of 2005, we did not issue any new debt and had no commercial paper outstanding. Leverage (ratio of debt to equity) at June 30, 2005 and December 31, 2004 was 4.9-to-1 and 5.0-to-1.

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

We continually assess our leverage, generally as measured by our ratio of debt to equity, in light of the risks in our business. These risks include, among others, the exposure in our portfolio; general market conditions, especially those associated with our customers; and our ability to access the capital markets.

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

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standard Board (FASB) issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 was effective April 1, 2005. We have evaluated the impact of FSP No. FIN 46(R)-5, and determined that there is not a material impact on our earnings, cash flows and/or financial position.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (SFAS) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our earnings, cash flows and/or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and the reporting of changes in accounting principles and changes in estimates. SFAS No. 154 will become effective January 1, 2006. We are currently evaluating the impact of SFAS No. 154, and we do not believe there will be any material impact on our earnings, cash flows and/or financial position.

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

Item 5. Other Information

Portfolio by Product Type

Portfolio carrying values were represented by the following product types:

(Dollars in millions)	Receivables(1)	Operating Leases(1)	Investments(4)		Held for Sale or Re-Lease	Total
June 30, 2005
717	$1,931	$582	$26		$–	$2,539
727(2)	5	24	–		3	32
737	52	675	–		–	727
747	109	407	8		–	524
757(2)	276	915	–		40	1,231
767	606	321	–		–	927
777	1,084	–	–		–	1,084
MD-80(2)	330	90	–		7	427
MD-90(2)	79	48	–		–	127
DC-10(2)	20	24	–		–	44
MD-11(2)	93	618	–		–	711
Space and Defense Equipment	10	188	–		–	198
Other Aircraft and Equipment(3)	422	12	–		12	446
Assets Pools(5)	51	–	229		–	280
Other	–	41	1		56	98

	$5,068	$3,945	$264		$118	$9,395

December 31, 2004
717	$1,851	$537	$25		$–	$2,413
727(2)	4	23	–		8	35
737	82	696	–		–	778
747	120	419	9		–	548
757(2)	981	460	–		20	1,461
767	717	373	–		–	1,090
777	1,061	–	–		–	1,061
DC-9(2)	–	1	–		–	1
MD-80(2)	343	101	–		–	444
MD-90(2)	80	48	–		–	128
DC-10(2)	23	25	–		–	48
MD-11(2)	146	701	–		–	847
Space and Defense Equipment	9	175	–		–	184
Other Aircraft and Equipment(3)	222	15	–		9	246
Assets Pools(5)	63	–	287		–	350
Other	–	41	5	(6)	–	46

	$5,702	$3,615	$326		$37	$9,680

(1)	Includes owned aircraft and aircraft collateralizing receivables, some of which are subordinated.

(2)	Out of production, but currently supported by Boeing with respect to parts and other services.

(3)	Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

(4)	Represents aircraft and equipment collateralizing Enhanced Equipment Trust Certificates, Equipment Trust Certificates and other trust-related interests and other investments that we hold.

(5)	Receivables and investments are supported by asset pools secured by various commercial aircraft types.

(6)	Includes investments in mandatorily redeemable preferred stock and common stock.

Item 6. Exhibits

A. Exhibits

Exhibit 15	Letter From Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the Company) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of shareholder’s equity and comprehensive income and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Deloitte & Touche LLP

Seattle, Washington

July 26, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

July 27, 2005	/S/ RUSSELL A. EVANS
Russell A. Evans Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 27, 2005	/S/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)