Form 10-Q
period 2005-09-30
BOEING CAPITAL CORP
filed 2005-10-26
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 25, 2005: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$418	$642
Receivables:
Finance leases	2,738	3,474
Notes and other	2,213	2,228

	4,951	5,702
Allowance for losses on receivables	(98)	(240)

	4,853	5,462
Equipment under operating leases, net	3,891	3,615
Investments	255	326
Assets held for sale or re-lease, net	110	37
Assets of discontinued operations	–	70
Other assets	129	168

	$9,656	$10,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$80	$149
Other liabilities	374	332
Accounts with Boeing and Boeing Capital Services Corporation	145	210
Deferred income tax	1,287	1,194
Debt	6,436	7,024

	8,322	8,909

Minority interest	5	7

Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,285	1,272
Accumulated other comprehensive loss, net of tax	(8)	(25)
Retained earnings	47	152

	1,329	1,404

	$9,656	$10,320

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
REVENUE
Finance lease income	$45	$60	$142	$175
Interest income on notes receivable	43	46	132	138
Operating lease income	124	110	374	326
Investment income	9	5	29	25
Net gain on disposal	1	15	24	34
Other income	8	17	27	35

	230	253	728	733
EXPENSES
Interest expense	87	89	266	262
Depreciation expense	62	56	183	165
Provision for (recovery of) losses	4	(51)	(28)	(42)
Operating expense	12	20	54	48
Asset impairment expense	28	29	39	73
Debt redemption costs	–	52	–	52
Other expense	9	(1)	24	31

	202	194	538	589

Minority interest income	–	1	2	4

Income from continuing operations before provision for income tax	28	60	192	148
Provision for income tax	13	21	72	50

Income from continuing operations	15	39	120	98
Income (loss) from discontinued operations, net of tax	–	(1)	–	15
Net gain (loss) on disposal of discontinued operations, net of tax	(2)	19	(7)	33

Net income	$13	$57	$113	$146

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance at January 1, 2004	$1,942	$5	$1,263	$(10)	$684

Capital contributions from Boeing(1)	7	–	7	–	–
Cash dividends to Boeing	(600)	–	–	–	(600)
Net income	146	–	–	–	146	$146
Reclassification adjustment for losses realized in net income, net of tax	9	–	–	9	–	9
Unrealized loss on investments, net of tax	(2)	–	–	(2)	–	(2)

Balance at September 30, 2004	$1,502	$5	$1,270	$(3)	$230	$153

Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152

Capital contributions from Boeing(1)	13	–	13	–	–
Cash dividends to Boeing	(218)	–	–	–	(218)
Net income	113	–	–	–	113	$113
Reclassification adjustment for losses realized in net income, net of tax	25	–	–	25	–	25
Unrealized gain on derivative instruments, net of tax	1			1		1
Unrealized loss on investments, net of tax	(9)	–	–	(9)	–	(9)

Balance at September 30, 2005	$1,329	$5	$1,285	$(8)	$47	$130

(1)	Balance represents non-cash contributions from Boeing and Boeing Capital Services Corporation.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at September 30, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2005	2004
OPERATING ACTIVITIES
Net income(1)	$113	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	185	184
Net (gain) loss on disposal of discontinued operations	12	(52)
Net gain on disposal	(24)	(47)
Recovery of losses	(28)	(42)
Net loss on derivative instruments and investments	1	4
Asset impairment expense and other related expense	39	74
Share-based plans expense	13	7
Other non-cash adjustments related to discontinued operations	–	26
Provision (benefit) from deferred income tax	83	(135)
Change in assets and liabilities:
Other assets	36	23
Accrued interest and rents	3	(9)
Accounts payable and accrued expenses	(69)	13
Other liabilities	7	(48)
Accounts with Boeing and Boeing Capital Services Corporation	208	131
Other	(3)	(6)
Net cash provided by operating activities	576	269

INVESTING ACTIVITIES
Transfers of net assets from Boeing	(178)	–
Purchase of investments	–	(11)
Proceeds from available-for-sale investments	33	21
Proceeds from held-to-maturity investments	–	233
Purchase of equipment for operating leases	(103)	(186)
Proceeds from disposition of equipment and receivables	256	223
Principal payments of leases, notes and other receivables	272	223
Origination of leases, notes and other receivables	(343)	(295)
Proceeds from disposal of discontinued operations	–	1,867
Collection of leases, notes and other receivables of discontinued operations	2	127
Net cash provided by (used in) investing activities	(61)	2,202

FINANCING ACTIVITIES
Repayment of debt	(521)	(2,002)
Payment of cash dividends	(218)	(600)
Net cash used in financing activities	(739)	(2,602)
Net decrease in cash and cash equivalents	(224)	(131)
Cash and cash equivalents at beginning of year	642	716
Cash and cash equivalents at end of period	$418	$585

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to held for sale or re-lease	$111	$46

Net transfer to (from) operating leases	$464	$(149)

Net transfer to (from) finance leases	$(508)	$161

Transfer from discontinued operations	$(67)	$–

Mark-to-market for fair value of hedged debt	$47	$3

(1)	Includes net income (loss) of $(7) and $48 from discontinued operations for the nine months ended September 30, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

(Dollars in millions, except per share data)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC) owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing and a largely inactive holding company. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, which contains the latest available audited consolidated financial statements and notes. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the condensed consolidated balance sheets and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income and cash flows for the interim periods presented. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In addition, unless specifically noted, amounts disclosed in the notes to the condensed consolidated financial statements are from continuing operations.

Note 2 – Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standard Board (FASB) issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 was effective April 1, 2005. During the second quarter of 2005, we adopted FSP No. FIN 46(R)-5, which had no effect on our earnings, cash flows and/or financial position.

Note 3 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services (CFS) business and the final sale closed on December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we are liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we are liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. These provisions effectively limit our exposure to any losses at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to us in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. We have the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. At September 30, 2005, we have provided a liability of $93 for our expected losses under this loss sharing arrangement as follows:

Reserve for loss sharing arrangement
Balance at December 31, 2004	$90
Increase in reserve	25
Payments made to GECC	(22)

Balance at September 30, 2005	$93

During the nine months ended September 30, 2005, we recorded a charge of $25 ($16 net of tax) associated with our exposure to GECC under the loss sharing arrangement. In addition, due to revisions in our estimate of sales and use tax, we reduced our accrued liabilities by $9 ($6 net of tax). During the nine months ended September 30, 2005, we also recorded a net gain on the sale of certain assets of our former CFS business of $4 ($3 net of tax).

Note 4 – Transactions with Boeing

We enter into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees cover a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are whole or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level. Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in Boeing’s consolidated financial statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. Receipts under Boeing guarantees would be net of realization of underlying residual values, partial rent receipts, re-lease rental receipts or other mitigating value received. At September 30, 2005, we were the beneficiary under $2,873 of guarantees ($2,542 for domestic airlines and $331 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $4,404.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	September 30, 2005		December 31, 2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Receivables	$1,958	$3,225	$1,982	$3,162
Equipment under operating leases, net	905	1,090	895	1,142
Investments	10	89	10	99

	$2,873	$4,404	$2,887	$4,403

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2005		December 31, 2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717	$1,846	$2,430	$1,695	$2,295
Out of production twin-aisle aircraft	305	407	360	495
Out of production single-aisle aircraft	327	327	630	656
Other and other Boeing and regional aircraft	395	1,240	202	957

	$2,873	$4,404	$2,887	$4,403

During 2005 we and Boeing agreed to terminate various guarantee and subsidy agreements by transferring cash to us representing the settlement value of the agreements. We are principally accounting for these cash receipts as deferred income that will be recognized over the period of the underlying transaction that was the basis of the terminated agreement.

We recorded the following activity under the intercompany guarantee and subsidy agreements:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Guarantees	Subsidies	Guarantees	Subsidies
Applied to income	$23	$53	$19	$31
Net change in carrying value of related aircraft	2	–	4	1
Net change in unearned income	3	89	–	–
Applied to reserves	87	–	11	–
Guarantee fees paid to Boeing	(2)	–	(2)	–

Net cash received under intercompany agreements	$113	$142	$32	$32

Additionally, under the terms of the intercompany guarantee agreements, for the nine months ended September 30, 2005 and 2004, Boeing recorded additional charges of $76 and $84 related to asset impairments, accrued expenses and allowance for losses on receivables in our portfolio.

For the nine months ended September 30, 2005 and 2004, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $35 and $17.

For the nine months ended September 30, 2005 and 2004, we recorded new business volume of $206 and $428 related to our purchase of aircraft and equipment from Boeing.

Note 5 – Portfolio Quality

The portfolio of receivables, equipment under operating leases, investments and assets held for sale or re-lease consisted of the following:

	September 30, 2005	December 31, 2004
Receivables:
Finance leases	$2,738	$3,474
Notes and other	2,213	2,228

	4,951	5,702
Equipment under operating leases, net of accumulated depreciation of $729 and $661	3,891	3,615
Investments	255	326
Assets held for sale or re-lease, net of accumulated depreciation of $4 and $7	110	37

Total portfolio	$9,207	$9,680

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without current contractual lease revenue) consisted of the following:

	September 30, 2005	December 31, 2004
Assets on non-accrual status:
Receivables	$129	$715
Equipment under operating leases, net	366	21
Investments	138	–

	633	736
Assets held for sale or re-lease, net	72 (1)	37

	$705	$773

Percentage of non-accrual receivables to total receivables	2.6%	12.5%
Percentage of total non-performing assets to total portfolio	7.7%	8.0%

(1)	At September 30, 2005, this does not include a Boeing Business Jet with a carrying value of $38, which was performing under an operating lease.

At September 30, 2005, ATA Holdings Corp. (ATA), Viacao Aerea Rio-Grandense (VARIG), Delta Air Lines, Inc. (Delta) and Northwest Airlines, Inc. (Northwest) were considered customers with non-performing assets. Due to guarantees available to us from Boeing, certain receivables from Northwest in the amount of $359 and VARIG operating lease assets in the amount of $323 are not considered non-accrual assets. At December 31, 2004, ATA was considered a customer with non-performing assets. For further information on our portfolio assets with these customers, see Note 11 – Commitments and Contingencies.

For the portfolio assets that were non-performing as of and during the nine months ended September 30, 2005, we recorded income of $27 based on cash received. For the portfolio assets that were non-performing as of and during the nine months ended September 30, 2004, we recorded income of less than $1 based on cash received.

At September 30, 2005, we had accrued less than $1 of income on receivables with amounts past due greater than 90 days. At December 31, 2004, no income had been accrued on receivables or equipment under operating leases with amounts past due greater than 90 days.

Impaired Receivables

The carrying amounts of impaired receivables consisted of the following:

	September 30, 2005	December 31, 2004
Impaired receivables with specific impairment allowance	$37	$1,179
Impaired receivables with no specific allowance	1,476	1,053

	$1,513	$2,232

During the first three months of 2005, due to new lease terms with ATA we reclassified our leases for 12 757 aircraft with ATA with a carrying value of $699 from finance leases to operating leases, which were written down to their fair value. As a result of the reclassification there is no longer a specific impairment allowance for these receivables.

During the first three months of 2005, based on our evaluation of Hawaiian Airlines, Inc.’s (Hawaiian) financial position and performance under the aircraft leases, we determined that a specific impairment allowance was not necessary on $389 of impaired receivables from Hawaiian, which are secured by 717 aircraft and 767 aircraft. On June 2, 2005, Hawaiian emerged from bankruptcy.

On September 14, 2005, due to Northwest filing for Chapter 11 bankruptcy protection we deemed the receivables from Northwest to be impaired. Based on the fair value of the collateral and the guarantees available to us from Boeing, we have not provided a specific allowance for these impaired note and lease receivables.

Installments and Receivables More than 90 Days Delinquent

The following table presents information related to delinquent installments and receivables which are specific amounts or payments due from a customer that are more than 90 days overdue:

	September 30, 2005	December 31, 2004
Installments more than 90 days delinquent	$7	$6
Receivables related to delinquent installments	$7	$11
Receivable balance related to delinquent installments as a percentage of total receivables	0.1%	0.2%
Total receivables due from delinquent obligors	$7	$11
Total receivables due from delinquent obligors as a percentage of total receivables	0.1%	0.2%

Note 6 – Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables:

	Nine Months Ended September 30,
	2005	2004
Allowance for losses on receivables at beginning of year	$240	$303
Recovery of losses	(28)	(42)
Write-offs, net of recoveries	(120)	(29)
Allowance transferred from Boeing	6	–

Allowance for losses on receivables at end of period	$98	$232

Allowance for losses as a percentage of total receivables	2.0%	4.1%

During the nine months ended September 30, 2005, we recorded a recovery to reduce the allowance for losses on receivables by $28, which consisted of a net benefit of $26 as a result of Hawaiian’s emergence from bankruptcy (including a partial offset due to a decline in the collateral value of 717 aircraft leased to Hawaiian), a benefit of $16 as a result of the repayment of certain notes, and a provision of $14. The allowance also decreased as a result of write-offs of $119, primarily due to the reclassification of our leases for the 757 aircraft with ATA from finance leases to operating leases to their fair value. Additionally, Boeing transferred to us its allowance for losses of $6 relating to a $6 note receivable from ATA, which was previously guaranteed by Boeing.

The allocation of the allowance for losses on receivables between specific reserves and general purposes is as follows:

	September 30, 2005		December 31, 2004

Allocated to specific reserves	$14	14.3%	$222	92.5%
Allocated for general purposes	84	85.7	18	7.5

	$98	100.0%	$240	100.0%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables excluding the impact of intercompany guarantees from Boeing and any related accounting classification differences:

	Pro Forma Nine Months Ended September 30,
	2005	2004
Allowance for losses on receivables at beginning of year	$402	$400
Provision for losses	48	40
Write-offs, net of recoveries	(201)	(46)

Allowance for losses on receivables at end of period	$249	$394

Allowance for losses as a percentage of total receivables	5.0%	6.9%

During the nine months ended September 30, 2005, Boeing recorded a provision of $48. This was due to a provision of $70 related primarily to increased collateral exposure that was partially offset by a benefit of $24 as a result of Hawaiian’s emergence from bankruptcy. In connection with the reclassification of the ATA finance leases for the 12 757 aircraft to operating leases, the carrying value of the ATA 757 aircraft leases was written down by $200 to the fair value of the underlying leased assets resulting in a $119 reduction to our allowance for losses on receivables and an $81 reduction to Boeing’s allowance for losses on receivables related to certain leases guaranteed by Boeing. During the nine months ended September 30, 2004, Boeing recorded a provision for losses of $40 related primarily to increased collateral exposure and deteriorated airline credit ratings.

Note 7 – Investments

Available-for-sale securities consisted of the following:

	September 30, 2005	December 31, 2004
Carrying value (estimated fair value)	$254	$325
Amortized cost	268	364

Unrealized loss carried in accumulated other comprehensive income	$14	$39

Included in investments at September 30, 2005 and December 31, 2004, was $1 related to investments reported at cost, which are not classified as available-for-sale securities for financial statement purposes.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta in which we exchanged our investment with Delta in a D tranche Delta Enhanced Equipment Trust Certificate (EETC) with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. The assets we received were recorded at their fair values of $143 and we recorded an asset impairment charge of $2. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Due to the current financial difficulties of Delta, during the third quarter of 2005, we have deemed these investments to be other-than-temporarily impaired. During the three months ended September 30, 2005, we reduced the carrying value of these investments to their estimated fair values of $112 and recorded an asset impairment charge of $27. This asset impairment charge was offset by the value of other collateral available to us.

As a result of the current financial difficulties of Northwest, we have deemed the Northwest EETC and Enhanced Trust Certificate (ETC) to be other-than-temporarily impaired. During the three months ended September 30, 2005, we reduced the carrying value of these investments to their estimated fair value of $26 and recorded an asset impairment charge of $24.

Our available-for-sale investments include subordinated debt investments in other EETCs. At September 30, 2005, the subordinated debt instruments had estimated fair values totaling $116. Due to the commercial aviation market downturn in the United States these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these debt securities we concluded that they are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, our ability to hold the investment until it recovers its carrying value, and both internal and third party credit reviews and analysis of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities. During the nine months ended September 30, 2005, we received all payments contractually required for these remaining debt securities.

For certain Delta and Northwest EETC and ETC investments, we changed the assumptions underlying our estimate of the fair value of the investments. Although these securities do not trade in the market, we had previously based our determination of fair value on estimated trading prices provided by broker-dealers. During the third quarter of 2005 we determined that it is probable that the recovery of our investments would come from future sale, lease or refinancing of the underlying aircraft collateral. Accordingly, we have based our estimate of fair value of these investments on the value of the underlying aircraft collateral. As part of our evaluation of our recovery of some or all of the fair value of the aircraft collateral, we determined that we may exercise certain remedies to control the EETC and ETC structures, which may involve an additional investment.

Note 8 – Debt and Credit Agreements

Debt consisted of the following:

	September 30, 2005	December 31, 2004
Senior debt:
Variable rate (three-month LIBOR plus 0.6%) note due 2012	$–	$5
4.75% note due 2008	488	498
5.65% note due 2006	509	514
5.75% note due 2007	748	748
5.80% note due 2013	605	610
6.10% note due 2011	763	772
6.50% note due 2012	750	757
7.375% note due 2010	521	537
Non-recourse variable rate note due 2012 (one-month LIBOR plus 1.1%-2.46%)	44	45
4.84% – 5.79% non-recourse notes due through 2013	38	39
3.25% – 6.35% retail medium-term notes due through 2013	794	874
4.11% – 7.64% medium-term notes due through 2023	958	1,345
1.67% – 7.35% capital lease obligations due through 2015	218	280

	$6,436	$7,024

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2005, as well as during the nine months ended September 30, 2005, we were in compliance with these and all debt covenants.

We have $2,000 of Boeing’s credit lines exclusively available to us. These credit lines include $750 of Boeing’s $1,500 five-year revolving credit line expiring in 2008, and $1,250 of Boeing’s $2,000 364-day revolving credit line. For the nine months ended September 30, 2005, there were no borrowings, and there were no amounts outstanding under these agreements at September 30, 2005.

Note 9 – Share-Based Plans Expense

In December 2004 the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have adopted early the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method.

Included in operating expenses are costs attributable to share-based plans expense. For the nine months ended September 30, 2005 and 2004, we recorded $13 and $7 attributable to share-based plans expense. Share-based plans expense relates to Boeing Performance Shares issued to our executives. Performance Shares are stock units that are convertible to Boeing stock contingent upon the Boeing stock price performance.

For Performance Shares granted prior to 2005, share-based plans expense was determined based on the market value of Boeing’s stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and was amortized over a five-year period.

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

During the nine months ended September 30, 2005 and 2004, we recorded $9 and $12 of income related to the amortized basis adjustment of certain terminated swaps as a reduction of interest expense.

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

Non-hedging Derivative Instruments

We hold certain interest rate exchange agreements and interest rate swaps which are not receiving hedge accounting treatment. For the nine months ended September 30, 2005 and 2004, we recorded a net loss of $1 and $7 on all non-hedging derivative instruments.

We hold certain warrants which we received prior to 2004 as part of financing transactions. At September 30, 2005 and December 31, 2004, these warrants were reflected in Other assets at a fair value of $8 and $6. For the nine months ended September 30, 2005 and 2004, the warrants recorded in Other assets had changes in fair value resulting in an increase to Other income of $2 and a reduction to Other income of $2.

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

Restructurings and Restructuring Requests

At September 30, 2005 and December 31, 2004, United Air Lines, Inc. (United) accounted for $1,090 and $1,131 (11.8% and 11.7%) of our total portfolio. At September 30, 2005, our United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At September 30, 2005, United was our second largest customer based on portfolio carrying value. United continues to operate under Chapter 11 bankruptcy protection. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through December 31, 2005. United is continuing to pursue alternative financing. At September 30, 2005, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of our restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by us are expected to remain in service upon United’s emergence from Chapter 11 bankruptcy protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 bankruptcy protection to return our aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested that we restructure our financing terms further as part of its ongoing efforts to emerge from bankruptcy. On September 7, 2005, United filed its Joint Plan of Reorganization. We continue to have discussions with United regarding restructuring of our financing arrangements as part of its ongoing efforts to emerge from bankruptcy. We do not expect that the current bankruptcy or reorganization of United will have a material adverse effect on our earnings, cash flow and/or financial position.

At September 30, 2005 and December 31, 2004, ATA accounted for $371 and $705 (4.0% and 7.3%) of our total portfolio ($365 and $0 represented equipment under operating leases, $0 and $699 represented finance receivables and $6 and $6 represented a note receivable). At September 30, 2005, the ATA portfolio consisted of nine operating leases for 757 aircraft and a note receivable. In 2004 we placed ATA’s portfolio on non-accrual status. At September 30, 2005 and December 31, 2004, we had no receivables from ATA with installments more than 90 days delinquent.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, we entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved ATA’s assumption of 11 of the restructured 757 aircraft leases. By mutual agreement between us and ATA, one 757 aircraft lease was rejected and the aircraft returned to accommodate our timely re-leasing of the aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth our deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claim for the remaining eight 757 aircraft that will be returned to us. In February 2005, following completion of certain conditions, we reclassified the 12 757 aircraft from finance leases to operating leases due to new lease terms negotiated with ATA. We reduced the carrying value of the leases by $200, of which $119 was recorded as a reduction to the allowance for losses on receivables and $81 was recorded as an intercompany guarantee receivable from Boeing, which was paid to us by Boeing in April 2005. In addition, we negotiated a settlement of the guarantees with Boeing for certain 757 aircraft leases for $66, which was paid by Boeing in April 2005. The settlement was recorded as unearned finance lease income. With regard to the eight aircraft, we have entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. Three of these aircraft have already been returned and subsequently delivered to Continental. The return dates of the remaining five aircraft should enable us to meet the delivery dates committed to Continental as part of the agreement. In the event that ATA returns all its leased 757 aircraft to us in advance of the scheduled return dates, we do not expect that such returns will have a material adverse impact on our earnings, cash flow and/or financial position.

At September 30, 2005 and December 31, 2004, VARIG accounted for $323 and $400 (3.5% and 4.1%) of our total portfolio. We exercised early lease termination rights and took possession of two MD-11 aircraft in the second quarter of 2005 in the amount of $73 and sold the aircraft to Boeing. The aircraft were subsequently sold to another customer. On June 17, 2005, VARIG filed a request for reorganization which was granted on June 22, 2005 by Brazilian courts. VARIG presented a reorganization plan to the court on September 12, 2005. As of July 15, 2005, VARIG had stopped making rent and maintenance reserve payments. At September 30, 2005, the VARIG portfolio consisted of two 737 aircraft and seven MD-11 aircraft. In October 2005, Varig returned one MD-11 aircraft which was immediately re-leased to another customer. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $267 of the VARIG obligations. Taking into account the guarantees from Boeing, we do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

At September 30, 2005 and December 31, 2004 Delta accounted for $112 and $146 (1.2% and 1.5%) of our total portfolio. At September 30, 2005, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. To date, none of the aircraft securing BCC’s investments have been rejected or returned. We do not expect that the current bankruptcy or reorganization of Delta, including a return of some or all of the aircraft financed, will have a material adverse effect on our earnings, cash flow and/or financial position.

At September 30, 2005 and December 31, 2004, Northwest accounted for $484 and $295 (5.3% and 3.0%) of our total portfolio. At September 30, 2005, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. Northwest has filed a motion to reject leases or return certain aircraft including the aircraft financed in part by our ETC investment in a 747 aircraft. In October 2005, Northwest requested a restructuring of certain obligations and we are currently evaluating the request. Taking into account the guarantees from Boeing on certain notes receivable of Northwest, we do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At September 30, 2005, Boeing, BCSC, and BCC had unfunded commercial aircraft financing commitments of $10,658. Based on historical experience, it is anticipated that a significant portion of these commitments will not be exercised by the customer. However, if there were to be a requirement to fund all Boeing and BCSC commitments totaling $9,226, the timing in which these commitments expire is as follows:

-	up to $412 may be funded in less than one year,
-	an additional $4,820 may be funded in one to three years,
-	an additional $1,038 may be funded in three to five years, and
-	an additional $2,956 may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

However, if we were required to fund all of our commitments totaling $1,432:

-	up to $425 may be funded in less than one year,
-	up to $523 may be funded in one to three years,
-	an additional $247 may be funded in three to five years, and
-	an additional $237 may be funded after five years.

We expect to ultimately provide funding for those commitments which are exercised.

Note 12 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides data regarding our third party guarantees at September 30, 2005 and December 31, 2004. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying value of liabilities recorded on the condensed consolidated balance sheets reflects fees received for extending these guarantees.

	Maximum Potential Payments	Estimated Proceeds From Collateral/Recourse	Carrying Value of Liabilities(2)
Residual value guarantees	$75	$75	$4
Deficiency guarantees(1)	7	–	–

	$82	$75	$4

(1)	This amount is indemnified by Boeing.

(2)	Amounts included in Other liabilities.

Current outstanding deficiency guarantees expire within the next eight years.

Material Variable Interests in Unconsolidated Entities

At September 30, 2005, our maximum exposure to economic loss from ETCs and EETCs is $254, which represents our investment balance. Accounting losses, if any, from period to period could differ. At September 30, 2005, the ETC and EETC transactions we participated in had total assets of $3,986 and total debt (which is non-recourse to us) of $3,732. During the nine months ended September 30, 2005, we recorded revenue of $32 and cash flows of $58 related to these investments.

At September 30, 2005, VIE arrangements of which we were not the primary beneficiary, other than the ETCs and EETCs noted above, had total assets of $379 and total debt (which is non-recourse to us) of $352. During the nine months ended September 30, 2005, we recorded revenue of $2 and cash flows of $17 related to these VIEs.

Note 13 – Concentrations

Generally, each asset in our portfolio is backed both by the value of the equipment that we have financed and by a particular customer’s credit. Our risk is that both a customer defaults and the current market value of the related equipment does not equal or exceed the amount of our investment. That risk is sometimes mitigated by cross-collateralization or other transactional features. Our risk on certain transactions has been mitigated in part by transactional support provided by Boeing; that support itself is concentrated on financing of the 717 aircraft in our portfolio. Because of our mission, our portfolio is concentrated in Boeing equipment financed for Boeing customers. However, because our risk of loss is determined by many factors, the single-factor analyses of our portfolio shown below should not be interpreted as defining our concentrations of risk.

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2005
	Carrying value	% of Total Portfolio
AirTran	$1,642	17.8%
United	1,090	11.8%
American	742	8.1%
Midwest	498	5.4%
Northwest	484	5.3%

	$4,456

	December 31, 2004
	Carrying value	% of Total Portfolio
AirTran	$1,571	16.2%
United	1,131	11.7%
American	779	8.0%
ATA	705	7.3%
Hawaiian	456	4.7%

	$4,642

At September 30, 2005 and December 31, 2004, our AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 73 and 69 717 aircraft and an EETC with a carrying value of $27 and $25. For the nine months ended September 30, 2005 and 2004, AirTran accounted for more than 10% of our revenue.

At September 30, 2005 and December 31, 2004, our American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and secured loans on nine 767 aircraft and two 777 aircraft.

At September 30, 2005 and December 31, 2004, our Midwest Airlines, Inc. (Midwest) portfolio consisted of leases on 20 and 17 717 aircraft.

Portfolio carrying values were represented in the following regions:

	September 30, 2005		December 31, 2004
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,801	73.9%	$6,898	71.3%
Europe	1,138	12.3	1,218	12.6
Asia/Australia	613	6.7	843	8.7
Latin America	545	5.9	616	6.3
Other	110	1.2	105	1.1

	$9,207	100.0%	$9,680	100.0%

Portfolio carrying values were represented by the following product types:

	September 30, 2005	December 31, 2004
717	$2,547	$2,413
737	712	778
747	516	548
757	1,215	1,461
767	908	1,090
777	1,068	1,061
Other	2,241	2,329

	$9,207	$9,680

Our aircraft portfolio (excluding investments) consisted of the following aircraft vintages:

	September 30, 2005	December 31, 2004
2005 – 2000	67.2%	68.5%
1999 – 1995	12.6	13.5
1994 – 1990	10.1	11.0
1989 – 1985	5.0	4.7
1984 and older	1.8	1.9
Secured by other collateral	3.3	0.4

	100.0%	100.0%

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the U.S. Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. The words “aim,” “plan,” “likely,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “may” and other expressions that indicate future events and trends identify forward-looking statements. These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements. Certain statements in this Form 10-Q, and particularly in the notes to condensed consolidated financial statements in Item 1 of Part I, Item 2 of Part I, and Item 1 of Part II may contain forward-looking information. The subject matter of these statements may include, but are not limited to, effects of future terrorist threats or attacks, the impact on us of strategic decisions by Boeing, the level of new financing opportunities made available to us by Boeing, future earnings, costs, expenditures, losses, liquidity, residual values, the impact of interest rates on us, our ability to meet our contractual obligations, our access to capital markets and various business environment trends including the state of the economy, in general, and the airline industry, in particular. In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including, but not limited to, our relationship with Boeing, as well as strategic decisions of Boeing relating to us, the effects of future terrorist threats or attacks and the continuing impact on the airline industry, wars, the capital equipment requirements of United States (U.S.) domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the airline industry and the continued operation, viability and growth of major airline customers, capital availability and cost, changes in laws and tax benefits, the tax position of Boeing (including the applicability of the alternative minimum tax), competition from other financial institutions, our successful execution of internal operating plans and strategy, defaults or bankruptcies by customers (especially airlines), adverse developments in the value of collateral or owned assets (especially aircraft), termination of aircraft manufacturing programs, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments.

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

Oil prices have continued to rise and are up one-third since the beginning of the year, due to strong demand and supply concerns. Recent hurricanes in the Gulf of Mexico, a key U.S. energy producing region, have had little lasting effect on crude oil prices. However, they have highlighted refining capacity issues and pushed up jet fuel and other refined petroleum product prices. The price spread between crude oil and jet fuel is triple the average experienced over the last decade further inflating airlines’ fuel bills and complicating their hedging strategies.

Despite rising energy prices, the gross domestic product (GDP) growth outlook for 2005 and 2006 remains above the long-term trend. GDP growth is the primary driver of air traffic growth. Strong GDP growth continues to drive above average worldwide passenger traffic growth which is outpacing increasing capacity and well above year 2000 levels. Industry forecasts predict above average traffic growth through at least 2007.

Airline’s results of operations vary significantly by region and business model. Recent airline financial results generally show increasing unit revenues, strong traffic demand, outpacing increased capacity and some improvement in fares. Combined with progress on cost-cutting initiatives, these factors are helping many airlines remain profitable despite rising fuel prices. However, the industry’s aggregate financial health remains under the shadow of the U.S. network carriers. Although US Airways Group, Inc. has exited bankruptcy and United Air Lines, Inc. (United) is now scheduled to exit bankruptcy after years of restructuring, Delta Air Lines, Inc. (Delta) and Northwest Airlines, Inc. (Northwest) filed for Chapter 11 bankruptcy protection in mid-September resulting in almost half the U.S. capacity flying in bankruptcy. The global airline industry is now forecast to lose over $7 billion in 2005. As in 2004, U.S. airlines are expected to lose more than this industry-wide total, with profits considerably lower compared to 2004 being achieved in Asia and Europe.

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

Future airline profitability may lead to an increase in demand for new and used aircraft resulting in an overall increase in values and lease rates for the aircraft in our portfolio.

While worldwide traffic levels are well above traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in our portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled. At the same time, the credit ratings of many airlines, particularly in the U.S., have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of September 30, 2005. We do not expect that the current bankruptcies or reorganization of United, ATA Holdings Corp. (ATA), Viacao Aerea Rio-Grandense (VARIG), Delta or Northwest, including a return of some or all of the aircraft financed, will have a material adverse effect on our earnings, cash flow and/or financial position. See Note 11 - Commitments and Contingencies of the notes to condensed consolidated financial statements for a discussion on our restructurings and restructuring requests.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,700 commercial jet aircraft (9.6% of the current world fleet) continue to be parked, including both in-production and out-of-production types of aircraft of which over 50% are not expected to return to service.

On January 12, 2005, Boeing decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. At September 30, 2005, $2.5 billion of our portfolio was collateralized by 717 aircraft. At September 30, 2005, we were the beneficiary under $1.8 billion of guarantees from Boeing covering $2.4 billion of our 717 aircraft portfolio. During the nine months ended September 30, 2005, we provided $24 million in our valuation reserves due to a decrease in the collateral value on the 717 aircraft, net of intercompany guarantees. Should the 717 aircraft suffer a decline in value and market acceptance, such impacts could result in a potential material adverse effect on our earnings, cash flows and/or financial position.

Consolidated Results of Operations

Overview

During the nine months ended September 30, 2005, we continued to focus on supporting Boeing’s major businesses and managing our overall corporate exposures.

At September 30, 2005, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease totaling $9.2 billion, which was substantially Boeing commercial aircraft. At September 30, 2005, we owned 331 commercial aircraft, four C-40 aircraft, two Boeing Business Jets (BBJ), and had partial ownership or security interest in an additional 192 aircraft, including those owned through joint ventures, Enhanced Equipment Trust Certificates (EETCs), Equipment Trust Certificates (ETCs) and other investment transactions.

Our portfolio at September 30, 2005, decreased to $9.2 billion from $9.7 billion at December 31, 2004 due to the sale of portfolio assets, prepayments and the impact of restructuring certain finance leases to operating leases resulting in a $200 million write-down to fair value. At September 30, 2005 and December 31, 2004, we had $110 million and $37 million of assets that were held for sale or re-lease which, at September 30, 2005, included $38 million of performing assets. Of the remaining $72 million and $37 million of assets held for sale or re-lease at September 30, 2005 and December 31, 2004, $63 million and $25 million had firm contracts to be placed on lease.

Additionally, leases with a carrying value of approximately $609 million are scheduled to terminate in the next 12 months. The related aircraft will be remarketed, of which $384 million were identified with firm contracts in place at September 30, 2005, to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively impact our earnings, cash flows and/or financial position.

The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
New business volume	$446	$606
Non-cash charge from customer restructuring	(200)	–
Transfer from discontinued operations	67	–
Asset impairment and other related charges(1)	(66)	(107)
Asset run off and dispositions	(537)	(719)
Depreciation expense	(183)	(218)

Net change in portfolio balance	$(473)	$(438)

(1)	At September 30, 2005, Asset impairment and other related charges does not include our interest in other collateral which has been classified as Other assets in our Condensed Consolidated Balance Sheets.

Our net income was $113 million for the nine months ended September 30, 2005, compared with $146 million for the same period in 2004, a change of $33 million. For the nine months ended September 30, 2005 and 2004, our return on assets calculated on net income from continuing operations was 1.16% and 0.92%.

The decrease in our net income in the first nine months of 2005 compared with the same period in 2004 was principally driven by the sale of a substantial portion of our CFS business to GECC and the settlement of our unsecured claims resulting from Hawaiian Airlines, Inc.’s (Hawaiian) bankruptcy in 2004. Net income from continuing operations was $120 million for the nine months ended September 30, 2005, compared with $98 million for the same period in 2004 primarily due to lower asset impairment expense and absence of debt redemption costs. As previously noted, certain leases were reclassified from finance leases to operating leases in the first quarter of 2005, resulting in increased operating lease income and increased depreciation expense.

Results of Operations

Finance revenue (revenue from finance leases, notes and other receivables and equipment under operating leases) was as follows:

(Dollars in millions)	Nine Months Ended September 30,
	2005	2004
Finance lease income	$142	$175
Interest income on notes receivable	132	138
Operating lease income	374	326

	$648	$639

The fluctuations within each component of financing revenue closely follow the change in mix of our portfolio in the first nine months of 2005 compared with the same period in 2004.

The decrease in finance lease income for the nine months ended September 30, 2005 compared with same period in 2004 was due to a reclassification of certain finance lease assets to operating leases, as well as asset run off exceeding the new finance leases entered into during the first nine months of 2005.

The decrease in interest income on notes receivable for the nine months ended September 30, 2005, compared with the same period in 2004 was due to a decrease in the size of our notes receivable portfolio offset by increases in the underlying rates on our variable rate notes receivable during 2005.

The increase in operating lease income for the nine months ended September 30, 2005, compared with the same period in 2004 reflects the increased number of operating leases, primarily due to the reclassification of certain leases from finance leases to operating leases.

Investment income for the nine months ended September 30, 2005, was $29 million compared with $25 million for the same period in 2004, an increase of $4 million which is primarily due to the interest on the Delta EETC investments earned prior to Delta filing for Chapter 11 bankruptcy protection.

Net gain on disposal for the nine months ended September 30, 2005, was $24 million compared with $34 million for the same period in 2004, a decrease of $10 million. The net gain on disposal for the nine months ended September 30, 2005, was primarily due to the sale of four aircraft. The net gain on disposal for the nine months ended September 30, 2004, was primarily due to a gain on sale of partial interests in a note receivable. These types of gains are intermittent in nature and depend in part on market conditions at the time of the disposal and our decision to sell or re-lease when aircraft are returned. There can be no assurance that we will recognize such gains in the future.

Other income for the nine months ended September 30, 2005, was $27 million compared with $35 million for the same period in 2004, a decrease of $8 million. The income for the nine months ended September 30, 2005, was primarily due to $9 million of fees related to expired commitments and $11 million related to interest income on short-term investments. The income for the nine months ended September 30, 2004, was primarily due to the Hawaiian unsecured claim settlement of $15 million, interest income on short-term investments of $3 million and income related to aircraft maintenance payments on expired leases of $15 million.

Interest expense for the nine months ended September 30, 2005, was $266 million compared with $262 million for the same period in 2004, an increase of $4 million. The increase in interest expense is primarily due to an increase in weighted average annual effective interest rate incurred on all borrowings to 5.21% during the first nine months of 2005 from 4.55% during the same period in 2004 partially offset by a reduction in average debt balances.

Depreciation expense (on equipment under operating leases and equipment held for re-lease) for the nine months ended September 30, 2005, was $183 million compared with $165 million for the same period in 2004, an increase of $18 million. The increase in depreciation expense was primarily due to the increase in equipment under operating leases.

Provision for losses for the nine months ended September 30, 2005, was a recovery of the allowance for losses on receivables of $28 million, which consisted of a net benefit of $26 million as a result of the emergence from bankruptcy of Hawaiian (including a partial offset due to a decline in the collateral value of 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes, and a provision of $14 million. During the nine months ended September 30, 2004 we provided for the estimated change in collateral exposure of our notes and finance lease receivable, with collateral exposure being the difference between the carrying value and the collateral value associated with the notes and finance lease receivable.

Operating expense, which consists of general and administrative expenses, for the nine months ended September 30, 2005, was $54 million compared with $48 million for the same period in 2004, an increase of $6 million primarily attributable to share-based plans expense.

Asset impairment expense for the nine months ended September 30, 2005, was $39 million compared with $73 million for the same period in 2004, a decrease of $34 million. In 2005, we reduced the carrying value of certain of our EETCs and ETC due to an other-than-temporary impairment of $53 million, partially offset by the value of other collateral in the amount of $27 million. In addition, we reduced the carrying value of certain leased and held for sale or re-lease aircraft by $13 million due to the reduction of estimated future cash flows. The $73 million impairment expense during the first nine months of 2004 included $47 million related to an other-than-temporary impairment of a held-to-maturity investment, $15 million of specific impairment charges related primarily to aircraft trading during the second quarter of 2004, and $11 million of valuation loss on one BBJ reclassified from discontinued operations to continued operations as a result of Boeing’s decision to retain the aircraft in its executive fleet.

Other expense for the nine months ended September 30, 2005, was $24 million compared with $31 million for the same period in 2004, a decrease of $7 million. The decrease was primarily due to a $23 million decrease in aircraft modification expense offset by the Hawaiian bankruptcy claim settlement realized in 2004.

Provision for income tax for the nine months ended September 30, 2005, was $72 million compared with $50 million for the same period in 2004, an increase of $22 million. The increase was primarily due to the increase in pre-tax income, increase in the state income tax rates and an adjustment between prior year’s tax provision and the actual income tax liability from the filed income tax returns.

Income from discontinued operations, net of tax, for the nine months ended September 30, 2005, was $0 compared with $15 million for the same period in 2004, a decrease of $15 million due to the sale of substantially all of our CFS business in 2004.

Gain (loss) on disposal of discontinued operations, net of tax, for the nine months ended September 30, 2005, was a loss of $7 million compared with a gain of $33 million for the same period in 2004. The loss of $7 million is attributable to net increase in reserves of $10 million offset by a gain on sale of certain assets of our former CFS business. The $33 million gain in the first nine months of 2004 included a net gain of $37 million related to the sale of assets of our CFS business to GECC and a net loss of $4 million related to the revaluation of a discontinued operations asset held for sale at September 30, 2004, to the lower of carrying value or fair value less costs to sell.

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

Outstanding debt at September 30, 2005, decreased to $6.4 billion from $7.0 billion at December 31, 2004. During third quarter of 2005, we did not issue any new debt and had no commercial paper outstanding. Leverage (ratio of debt to equity) at September 30, 2005 and December 31, 2004, was 4.8-to-1 and 5.0-to-1.

We attempt to schedule our debt payments to correspond to our scheduled portfolio receipts. A significant amount of our cash requirements are satisfied from diversified global funding sources and do not depend on any one lender. We believe that we have adequate liquidity sources and access to the capital markets to allow us to fulfill our current commitments. If this belief does not prove to be correct, we would be required to restrict our new business volume, unless we obtained access to other sources of capital at rates that allow for a reasonable return on new business.

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

Critical Accounting Policies and Estimates

Lease Residual Values: Equipment under Operating Leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. At September 30, 2005, the projected residual value of our total equipment under operating leases was $2.6 billion. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. For example, a change in the estimated residual values of 1% could result in a cumulative pre-tax earnings impact of $26 million as of September 30, 2005, to be recognized over the remaining term of the lease portfolio.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standard Board (FASB) issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 was effective April 1, 2005. During the second quarter of 2005, we adopted FSP No. FIN 46(R)-5, which had no effect on our earnings, cash flows and/or financial position.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d –15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us, many of which are covered by third parties, including insurance companies. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 5. Other Information

Portfolio by Product Type

Portfolio carrying values were represented by the following product types:

(Dollars in millions)	Receivables(1)	Operating Leases(1)	Investments(4)		Held for Sale or Re-Lease	Total
September 30, 2005
717	$1,915	$605	$27		$–	$2,547
727(2)	3	27	–		1	31
737	48	662	–		2	712
747	107	400	9		–	516
757(2)	273	903	–		39	1,215
767	592	303	–		13	908
777	1,068	–	–		–	1,068
MD-80(2)	328	83	–		7	418
MD-90(2)	78	48	–		–	126
DC-10(2)	18	23	–		–	41
MD-11(2)	92	606	–		–	698
Space and Defense Equipment	–	183	–		–	183
Assets Pools(5)	17	–	218		–	235
Other(3)	412	48	1		48	509

	$4,951	$3,891	$255		$110	$9,207

December 31, 2004
717	$1,851	$537	$25		$–	$2,413
727(2)	4	23	–		8	35
737	82	696	–		–	778
747	120	419	9		–	548
757(2)	981	460	–		20	1,461
767	717	373	–		–	1,090
777	1,061	–	–		–	1,061
DC-9(2)	–	1	–		–	1
MD-80(2)	343	101	–		–	444
MD-90(2)	80	48	–		–	128
DC-10(2)	23	25	–		–	48
MD-11(2)	146	701	–		–	847
Space and Defense Equipment	9	175	–		–	184
Assets Pools(5)	63	–	287		–	350
Other(3)	222	56	5	(6)	9	292

	$5,702	$3,615	$326		$37	$9,680

(1)	Includes owned aircraft and receivables secured by aircraft, some of which are subordinated.

(2)	Out of production, but currently supported by Boeing with respect to parts and other services.

(3)	Includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

(4)	Represents aircraft and other investments secured by equipment through Enhanced Equipment Trust Certificates, Equipment Trust Certificates and other trust-related interests and other investments that we hold.

(5)	Receivables and investments are supported by asset pools secured by various commercial aircraft types.

(6)	Includes investments in mandatorily redeemable preferred stock and common stock.

Item 6. Exhibits

A. Exhibits

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of shareholder’s equity and comprehensive income and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

October 25, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal financial officer and by its principal accounting officer, thereunto duly authorized.

Boeing Capital Corporation

October 26, 2005	/S/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 26, 2005	/S/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)