Form 10-K
period 2005-12-31
BOEING CAPITAL CORP
filed 2006-02-28
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 24, 2006: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

various business environment trends, including general economic conditions, (including changes to fuel prices), and the airline industry, in particular (including air traffic growth rates, the impact of bankruptcies or restructurings on certain commercial airline customers, and changes in aircraft valuations);

–	the sufficiency of our liquidity and our ability to access other forms of liquidity, including access to capital markets;

–

the impact on us of strategic decisions by Boeing, including the level of financing opportunities and transactional or other financial support made available to us by Boeing and the end of production of certain aircraft programs;

–	our ability to meet our current contractual obligations;

–	continued competition from numerous providers of financing solutions in the commercial aircraft and space and defense markets;

–	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

–	future earnings, costs, expenditures and allowance for receivable losses; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

Item 1. Business

GENERAL

Boeing Capital Corporation together with its subsidiaries (herein referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC), an inactive holding company, owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Integrated Defense Systems (IDS) segment customers.

At December 31, 2005, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At December 31, 2005, our portfolio totaled $9.2 billion, which was substantially all Boeing commercial aircraft. At December 31, 2005, we owned 331 commercial aircraft, four C-40 aircraft, two Boeing Business Jets (BBJ) and had partial ownership or security interests in an additional 191 commercial aircraft, including those owned in a joint venture, an Equipment Trust Certificate (ETC), Enhanced Equipment Trust Certificates (EETCs) and other investment transactions.

RISK MANAGEMENT

We monitor the potential volatility of our portfolio and the amount of capital required to support our portfolio, using internally developed statistical models. In addition, we track and analyze our exposure to potential net income fluctuations, analyze and assess transactional support and guarantees, and have enhanced our process to assess individual transaction values considering forecasted aircraft prices. This analysis allows us to structure transactions that are designed to achieve our targeted balance of risks and rewards.

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support and corporate services, among other things. At December 31, 2005, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $2.9 billion related to portfolio assets totaling $4.3 billion. For further discussion of these guarantees and agreements, see Item 8. Financial Statements and Supplementary Data, Note 3.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2005.

COMPETITIVE CONDITIONS

The Boeing sales and deliveries we finance are influenced by conditions prevailing in the aerospace and financial markets, and in business generally. The financing solutions we develop are part of an overall sales campaign and, in numerous cases, may be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns we face competition from other aerospace and defense companies also offering in-house customer financing. Customers often require a financing commitment prior to ordering aircraft. Some third party financiers are unwilling to offer financing when orders are made since there may be a delay of several years between order and delivery. Therefore, we or Boeing may provide a financing commitment when aircraft are ordered and subsequently assist our customers in obtaining a replacement financing commitment from third parties in advance of delivery.

In the sale or remarketing of returned aircraft, we compete with other leasing companies and financial institutions in the used aircraft market. We compete primarily on the basis of pricing, terms, structure and service. The prices at which we sell aircraft or rental rates at which we lease aircraft are impacted by the demand for suitable aircraft and the quantity and type of aircraft that are available, including those aircraft parked and/or currently out of service. For further discussion on the airline industry environment, see Item 7. Management’s Narrative Analysis of the Results of Operations, Business Environment and Trends.

SIGNIFICANT CONCENTRATIONS

For a discussion of our geographic and portfolio concentrations, see Item 8. Financial Statements and Supplementary Data, Note 15.

EMPLOYEES

At December 31, 2005, we had 186 employees, compared with 183 at December 31, 2004. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 24, 2006, we had 182 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. Our current Annual Report on Form 10-K and Quarterly Report on Form 10-Q are available free of charge through Boeing’s website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our other SEC filings, including any amendments, and our Current Reports on Form 8-K may be obtained at the SEC’s public reference room at 450 Fifth Street N.W., Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC issuers, including Boeing and Boeing Capital Corporation.

Item 1A. Risk Factors

An investment in our debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past performance due to a variety of factors, including, without limitation, the following:

A substantial deterioration in the financial condition of the commercial airline industry may adversely impact us.

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If future events such as terrorist attacks, a serious health epidemic or continued increases in oil and jet fuel price levels were to occur, there could be a material adverse effect on the airline industry resulting in significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings. If this were to occur, aircraft values or lease rates could be significantly lower than currently estimated by us. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

We may be unable to obtain unsecured and secured debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We are dependent, in part, upon the issuance of unsecured and secured debt to fund our operations and contractual commitments. If we were called upon to fund all outstanding financing commitments made by us and Boeing, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include disruptions or declines in the global capital markets and a decline in Boeing’s or our own financial performance or outlook. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

Our allowance for losses on finance lease and notes receivable may prove to be inadequate.

Our allowance for receivable losses is intended to cover anticipated probable losses on notes receivable and finance leases. Unexpected adverse changes in the economy or other events adversely affecting our customers or the airline industry as a whole could cause us to make additional provisions. Such additional provisions could have a material adverse effect on our earnings and/or financial position.

We may be required to recognize asset impairment charges on equipment under operating leases.

Our portfolio of equipment under operating leases is subject to periodic review for impairment. The carrying value of these assets is currently recoverable through the cash flows expected to result from the use and eventual disposition of these assets. However, the fair value of certain of these assets is less than their current carrying value. To the extent that the expected cash flows are adversely affected by factors including, credit deterioration of a lessee, declines in future rental rates, and environmental factors, this may result in the recognition of impairment charges which could have a material adverse effect on our earnings and/or financial position.

We may be unable to maintain assets on lease at satisfactory lease rates.

Our profitability is largely dependent on our ability to maintain assets on lease at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to an economic downturn causing reduced demand or oversupply in the markets in which the company operates, and changes in customer preferences. For example, additional bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced aircraft lease rates. If aircraft lease rates fall or if a significant number of our aircraft were to remain idle for an extended period, there could be a material adverse effect on our earnings, cash flows and/or financial position.

We face competition which could cause us to lower our lease rates and offer terms which may adversely affect our financial results.

Our primary competitors include the customer financing activities of other commercial aircraft, aerospace and defense companies offering in-house customer financing as well as other finance companies. Additionally, when selling or re-leasing aircraft, we face competition from other leasing companies and finance companies in the used aircraft market. We compete primarily based upon pricing, terms, structure, service and type of aircraft offered. Increased competition could have a material adverse effect on our earnings, cash flows and/or financial position.

We operate in a highly regulated industry and changes in laws or regulations may adversely affect us.

Certain aspects of our business are subject to regulation and require the oversight and regulation by state, federal and foreign governmental authorities. We are also subject to various laws and judicial and administrative decisions, mostly as a result of our activities as a secured lender and lessor, that restrict or regulate (a) our credit granting and financing activities, (b) the establishment of maximum interest rates, (c) the secured transactions we enter into, (d) our collection, foreclosure, repossession and claims-handling procedures and other trade practices, (e) the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection and (f) disclosure requirements. It may not be possible to forecast changes to legislation, regulations (including, but not limited to, taxation and accounting), judicial and administrative decisions and orders or interpretations and these changes could have a material adverse effect on our earnings, cash flows and/or financial position.

We are an indirect wholly owned subsidiary and therefore subject to strategic decisions of Boeing.

We are an indirect wholly owned subsidiary of Boeing and therefore are subject to a wide range of possible strategic decisions which may be made from time to time by Boeing. Such strategic decisions could relate to the level and types of new financing opportunities or support made available to us. Significant changes in Boeing’s overall strategy or its relationship with us could have a material adverse effect on us.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Renton, Washington where we lease our main administrative and operational facility from a third party, with additional space leased in a building owned by Boeing. We also sublease marketing and administrative office space in El Segundo and Irvine, California in buildings under lease to Boeing. Having relocated our corporate and administrative offices to Renton, Washington, in 2004, we vacated our Long Beach, California office in 2005. Certain space in the vacated Long Beach office was subleased, and the remaining space was held by us until the lease terminated in the third quarter of 2005.

We have four international offices in Stockholm, Sweden; Hong Kong, China; London, England; and Moscow, Russia.

We believe that our properties are suitable and adequate to meet the requirements of our business.

Item 3. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of Boeing Capital Services Corporation (BCSC), an indirect wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2005, we declared and paid cash dividends (including return of capital) totaling $338 million to BCSC which were ultimately paid as dividends to Boeing. In 2004, we declared and paid cash dividends totaling $705 million to BCSC which were ultimately paid as dividends to Boeing.

Our various debt agreements have restrictive provisions which require us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2005, as well as during the year, we were in compliance with these provisions.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2005	2004	2003	2002	2001
New business volume (1)	$601	$606	$1,711	$2,820	$2,970

Statement of operations data:
Revenue	$966	$959	$991	$764	$587
Income from continuing operations	$146	$121	$73	$26	$148

Dividends paid to Boeing (including return of capital)	$338	$705	$–	$2	$4
Capital contributions from Boeing (2)	$17	$9	$173	$286	$569

Ratio of income from continuing operations to fixed charges (3)	1.6	1.5	1.3	1.1	1.7

Balance sheet data:
Cash and cash equivalents	$297	$642	$716	$686	$400

Portfolio (4)	$9,206	$9,680	$10,118	$9,341	$6,796

Receivables	$4,949	$5,702	$5,952	$5,696	$4,096
Allowance for losses on receivables	$(101)	$(240)	$(303)	$(219)	$(114)

Total assets	$9,544	$10,320	$12,836	$12,563	$9,790
Total debt	$6,322	$7,024	$9,177	$9,465	$7,295
Shareholder’s equity	$1,256	$1,404	$1,942	$1,656	$1,371

Debt to equity ratio	5.0	5.0	4.7	5.7	5.3

(1)	New business volume equals funded transactions that have been recorded as notes or leases excluding transfers from Boeing.

(2)	Capital contributions include cash and non-cash contributions from Boeing and BCSC.

(3)

For the purpose of computing the ratio of income from continuing operations to fixed charges, income consists of income from continuing operations before provision for income tax and fixed charges; and fixed charges consist of interest and preferred stock dividend requirement (on a pre-tax basis).

(4)	Portfolio consists of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease (excluding allowance).

Item 7. Management’s Narrative Analysis of the Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Business Environment and Trends

Gross domestic product growth, the primary driver of air traffic growth, remained resilient in the face of rising energy prices in 2005. As a result, worldwide passenger traffic growth continued above the long-term trend in 2005 following double-digit growth in 2004. Traffic growth outpaced capacity increases pushing world load factors to historical highs. Industry forecasts predict above average traffic growth through at least 2007, although disease outbreaks, increasing armed conflict or terrorist attacks, and global economic imbalances represent ongoing risks.

Crude oil prices have doubled since the beginning of 2004. In addition, the price differential between oil and jet fuel rose to historically high levels in 2005, triple the average over the past 20 years. Although economic indicators show that the world economy has adjusted to the current higher oil price levels without significant slowdown, the rise in jet fuel prices is outpacing airlines’ ability to increase revenues through fare hikes and fuel surcharges and is principally pressuring less efficient airlines.

Worldwide, many airlines continue to report operating profits although performance varies significantly by region and business model. Industry financials generally show increasing unit revenues and some improvement in fares. Combined with progress on cost-cutting initiatives and efficiency improvements, these trends are helping many airlines remain profitable despite rising fuel prices and intense competition. Although the industry’s aggregate financial health remains under the shadow of the U.S. network carriers whose financial difficulties are forecast to push the industry into losses of $6 billion in 2005, the many airlines that are profitably growing to meet increased demand are acquiring new capacity from manufacturers. Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increases in values and lease rates for the aircraft in our portfolio.

The pace of air traffic rights liberalization between countries has been brisk during the past year, with many new air service agreements having been signed or announced. High growth markets including China and India announced multiple new agreements spurring the opening of new routes. In addition, the United States and European Union made significant advances towards “open skies” late in 2005. Continued liberalization is an important factor in the growth and network development of commercial aviation.

While worldwide traffic levels are well above traffic levels carried by the airlines in the recent past, the effects of higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that passenger load factors are at record high levels, the supply of economically viable used aircraft is limited and lease rates for aircraft are increasing. However, despite these positive environmental factors, values for the various aircraft types serving as collateral in our portfolio generally have not increased. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2005. We do not expect that the current bankruptcies or reorganizations of ATA Holdings Corp. (ATA), Viacao Aerea Rio-Grandense (VARIG), Delta Air Lines, Inc. (Delta) or Northwest Airlines, Inc. (Northwest), including a return of some or all of the aircraft financed, will have a material adverse effect on our earnings, cash flows and/or financial position. For a discussion of our restructurings and restructuring requests, see Item 8. Financial Statements and Supplementary Data, Note 12.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.2% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types of which over 50% are not expected to return to service.

Overview

During 2005, we continued to focus on supporting Boeing’s major businesses and managing our overall corporate exposures.

Our portfolio at December 31, 2005 decreased to $9.2 billion from $9.7 billion at December 31, 2004 due to the impact of normal portfolio run-off, restructuring certain finance leases to operating leases resulting in a $200 million charge-off to the allowance, the sale of certain portfolio assets and prepayments.

The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2005	2004
New business volume	$601	$606
Charge-off due to customer restructuring	(200)	–
Transfer from assets of discontinued operations	67	–
Asset impairment and other related charges (1)	(89)	(107)
Asset run off and dispositions	(609)	(719)
Depreciation expense	(244)	(218)
Net change in portfolio	$(474)	$(438)

(1)	Asset impairment and other related charges does not include our interest in collateral which has been classified as Other assets in our Consolidated Balance Sheets at December 31, 2005.

At December 31, 2005 and 2004, we had $47 million and $37 million of assets that were held for sale or re-lease which, at December 31, 2005, included $36 million of assets currently under lease. Of the remaining $11 million and $37 million of assets held for sale or re-lease at December 31, 2005 and 2004, $6 million and $25 million had firm contracts to be placed on lease. Additionally, leases with a carrying value of approximately $363 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed, of which $238 million were identified with firm contracts in place at December 31, 2005, to be sold or placed on lease.

Our net income was $139 million for 2005 compared with $173 million for 2004. The decrease in our net income in 2005 compared with 2004 was principally driven by a gain on the sale of a substantial portion of our Commercial Financial Services (CFS) business to General Electric Capital Corporation (GECC) in 2004.

Net income from continuing operations was $146 million for 2005 compared with $121 million for 2004. For the years ended December 31, 2005 and 2004, our return on average assets calculated on net income from continuing operations was 1.5% and 1.1%. The increase in our net income from continuing operations and return on average assets was primarily due to lower asset impairment expense and the absence of debt redemption costs. As previously noted, certain leases were reclassified from finance leases to operating leases in the first quarter of 2005, resulting in increased operating lease income and increased depreciation expense and reduced finance lease income.

Consolidated Results of Operations

The following table presents our consolidated results of operations for the years ended December 31:

(Dollars in millions)	2005	2004
REVENUE
Finance lease income	$190	$227
Interest income on notes receivable	178	183
Operating lease income	504	437
Investment income	33	29
Net gain on disposal	25	31
Other income	36	52
	966	959
EXPENSES
Interest expense	359	350
Depreciation expense	244	218
Recovery of losses	(25)	(38)
Operating expenses	72	67
Asset impairment expense	59	106
Debt redemption costs	–	42
Other expense	27	36
	736	781
Minority interest	2	5
Income from continuing operations before provision for income tax	232	183
Provision for income tax	86	62
Income from continuing operations	146	121
Income from discontinued operations, net of tax	–	10
Net gain (loss) on disposal of discontinued operations, net of tax	(7)	42
Net income	$139	$173

Results of Operations

Finance lease income. The decrease in finance lease income for 2005 compared with 2004 was primarily due to a 20% decrease in the average balance of finance lease receivables, as a result of the reclassification of certain finance leases to operating leases.

Interest income on notes receivable. The decrease in interest income on notes receivable for 2005 compared with 2004 was due to an 8% decrease in the average balance of our notes receivable portfolio partially offset by increases in the underlying rates on our variable rate notes receivable during 2005.

Operating lease income. The increase in operating lease income for 2005 compared with 2004 reflects the increased balance of equipment under operating leases primarily due to the reclassification of certain leases from finance leases to operating leases.

Investment income. The increase in investment income for 2005 was primarily due to the increased accretion of discounts of $12 million on the Delta C tranche Enhanced Equipment Trust Certificates (EETC) recognized prior to Delta filing for Chapter 11 bankruptcy protection in September 2005. The increase was partially offset by a $3 million decrease in dividend income on certain preferred stock. As a result of Delta and Northwest filing for Chapter 11 bankruptcy protection in September 2005, we stopped recognizing income on their Equipment Trust Certificate (ETC) and EETCs, which reduced income by $5 million.

Net gain on disposal. The net gain on disposal for 2005 was primarily due to the sale of four aircraft. The net gain on disposal in 2004 was primarily due to a gain on sale of partial interests in a note receivable. These types of gains are intermittent in nature and depend in part on market conditions at the time of disposal and our decision to sell or re-lease when equipment is returned. There can be no assurance that we will recognize such gains in the future.

Other income. Other income for 2005 primarily consisted of $15 million related to interest income on short-term investments, $9 million of fees related to expired commitments and $5 million related to a realized gain on certain warrants. Other income for 2004 primarily consisted of $15 million related to the approval of our claim in the Hawaiian Airlines, Inc. (Hawaiian) bankruptcy in 2004, $15 million of aircraft maintenance reserves from expired leases taken into income and $10 million related to interest income on short-term investments.

Interest expense. The increase in interest expense for 2005 was primarily due to an increase in short-term rates impacting our floating rate debt partially offset by a reduction in average debt balances. The weighted average annual effective interest rate incurred on all borrowings increased to 5.3% in 2005 from 4.6% in 2004.

Depreciation expense (on equipment under operating leases and assets held for re-lease). The higher depreciation expense for 2005 was primarily due to the increase in average equipment under operating leases in 2005 compared with 2004.

Recovery of losses. During 2005, we had a net recovery through the provision for losses of $25 million. This amount consisted of a net benefit of $26 million as a result of Hawaiian’s emergence from bankruptcy (including a partial offset due to a decline in the collateral value of 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes and a net provision of $17 million.

During 2004, we had a net recovery of $38 million primarily due to the following: a benefit of $53 million as a result of recognizing the full effect of certain collateral agreements; a benefit of $28 million due to refinements in the methodology for measuring collateral values by changing from an averaging method to a median value and changing from a portfolio based weighted average life to the weighted average life of each receivable; a benefit of $11 million due to the sale of various notes (thus decreasing collateral exposure); a $49 million increase of additional exposure for ATA; and a $17 million increase to cover normal exposure due to changes in portfolio assets and changes in aircraft collateral values.

The provision for losses adjusts the allowance for losses on loan and finance lease receivables to a level we deem to be adequate to cover probable losses. See Item 1A. Risk Factors.

Operating expense. The increase in operating expense for 2005 was primarily due to an $8 million increase in share-based plan expense resulting from the attainment of performance thresholds in 2005 converting certain performance shares to Boeing stock and the application of Statement of Financial Accounting Standards (SFAS) No. 123R. This increase was offset by a decrease in legal and professional services expense.

Asset impairment expense. We recognized asset impairment expense of $59 million in 2005 compared with $106 million in 2004. In 2005, we reduced the carrying value of certain of our EETCs and an ETC due to an other-than-temporary impairment of $53 million, partially offset by the value of other collateral in the amount of $27 million. In addition, we recorded an impairment charge of $20 million related to a CFS asset, which was not subject to the purchase and sale agreement with GECC and impairment charges of $13 million on certain leased and held for sale or re-lease aircraft due to the reduction of estimated future cash flows. Asset impairment expense during 2004 included $47 million related to an other-than-temporary impairment of a held-to-maturity investment with ATA, $32 million related to a write-down of an investment in an EETC which finances aircraft with Delta, $16 million of specific impairment charges related primarily to aircraft trading and $11 million of valuation loss on one Boeing Business Jet (BBJ). See Item 1A. Risk Factors.

Debt redemption costs. Debt redemption costs were a result of our early debt extinguishment of $1.0 billion face value of outstanding senior notes in 2004 which consisted of a $52 million prepayment penalty for early redemption offset by $10 million of benefit derived from fair value hedges of the redeemed debt.

Other expenses. The decrease in other expenses for 2005 was primarily attributable to a $25 million decrease in aircraft modification expense. In 2004, other expenses included a net expense recovery of $16 million primarily related to the settlement of our Hawaiian bankruptcy claim.

Provision for income tax. The effective income tax rate was 37.1% in 2005 compared with 33.9% in 2004. The increase in the effective income tax rate is primarily due to lower Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits of $6 million in 2005 compared with $7 million in 2004 and an increase in the effective state income tax rate to 4.3% in 2005 compared to 2.0% in 2004. The effective income tax rates for both years vary from the federal statutory tax rate of 35% primarily due to the FSC and ETI benefits and state income taxes.

Income from discontinued operations, net of tax. The decrease in income from discontinued operations is due to the sale of substantially all of our CFS business in 2004.

Net gain on disposal of discontinued operations, net of tax. In 2005, we recognized a net loss of $7 million attributable to a net increase in reserves of $10 million offset by a net gain of $3 million on the sale of certain assets of our CFS business. In 2004 we recognized a net gain of $46 million related to the sale of assets of our CFS business to GECC and a net loss of $4 million related to the revaluation of discontinued operations assets held for sale at December 31, 2004, to their fair value.

Liquidity and Capital Resources

Our total cash and cash equivalents were $297 million at December 31, 2005, down from $642 million at December 31, 2004. We generated $709 million in net cash from operating activities. This source of cash in combination with our cash on hand allowed for repayment of $605 million of our debt and payment of $338 million in cash dividends (including return of capital) to Boeing.

The following is a summary of the change in our cash and cash equivalents at December 31:

(Dollars in millions)	2005	2004
Net cash provided by operating activities	$709	$284
Net cash provided by (used in) investing activities	(111)	2,468
Net cash used in financing activities	(943)	(2,826)
Net decrease in cash and cash equivalents	$(345)	$(74)

Outstanding debt at December 31, 2005 decreased to $6.3 billion from $7.0 billion at December 31, 2004. During 2005, we did not issue any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at December 31, 2005 and 2004 was 5.0-to-1.

Liquidity

We have liquidity requirements primarily to fund financing commitments, meet debt obligations and fund our operating expenses. We could satisfy these liquidity needs from the following sources:

–	cash from operations and other receipts from our portfolio,
–	issuance of commercial paper and other debt,
–	asset sales and securitization, and
–	funding from Boeing.

We attempt to schedule our debt payments in relation to scheduled portfolio receipts. A significant amount of our cash requirements are satisfied from diversified global funding sources and are not dependent on any one lender. We believe our internally generated liquidity, together with access to external capital resources or funding from Boeing, will be sufficient to satisfy existing commitments and plans, and also provide adequate financial flexibility to meet potential business funding requirements should they arise within the next year. If this does not prove to be correct, we would be required to access other forms of liquidity, sell assets and/or limit new business volume.

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions or declines in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolio; general market conditions, especially those associated with our customers; and our ability to access the capital markets.

We believe we have substantial borrowing capacity. We have $1.5 billion of unused borrowing limits under Boeing’s committed revolving credit line agreements. We have a support agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us, if needed, to maintain our fixed-charge coverage at not less than 1.05-to-1 on a four-quarter rolling basis.

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 9.

The most restrictive provisions of our various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2005, as well as during the year, we were in compliance in all material respects with these and our various other debt covenants.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by ratings of our debt by credit rating agencies. As a wholly owned finance company, our credit ratings are closely tied to those of Boeing due to the Support Agreement entered into between Boeing and us in December 2003 and transactional support and guarantees. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing’s competitive positions in them. It is possible that these changes could affect our access to the capital markets.

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-2	F-1
Senior	A	A3	A+

On January 25, 2006, Moody’s placed our credit ratings (Short-term ratings and Senior ratings) under review for possible upgrade.

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Given our current ratings and ratings outlook from the credit rating agencies, we believe we have adequate access to the capital markets.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission (SEC), including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligation

The following table provides quantitative data regarding our third party guarantees at December 31, 2005 and 2004. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the Consolidated Balance Sheets reflects fees received for extending those guarantees.

(Dollars in millions)	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Value of Liabilities (2)
Residual value guarantees	$75	$75	$4
Credit and deficiency guarantees (1)	7	–	–
	$82	$75	$4

(1)	This amount is indemnified by Boeing.

(2)	Amounts included in Other liabilities.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in three to five years.

Under these credit and deficiency guarantees, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments. Current outstanding credit and deficiency guarantees expire within the next seven years.

Material Variable Interests in Unconsolidated Entities

Our investments in an ETC, EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities.

We have investments in an ETC and a number of EETCs which were acquired between 1999 and 2005. ETCs and EETCs are trusts that passively hold investments in aircraft or pools of aircraft. The ETC and EETCs provide investors with a collateral position in the related assets. The ETC provides investors with rights to cash flows from a financial instrument. EETCs provide investors with tranched rights to cash flows from a financial instrument. Our investments in an ETC and EETCs do not require consolidation under FIN 46(R). At December 31, 2005, our maximum exposure to economic loss from an ETC and EETCs is $269 million. Accounting losses from our investments in an ETC and EETCs, if any, could differ from period to period. At December 31, 2005, the ETC and EETCs transactions in which we invested had total assets of $4.0 billion and total debt (which is non-recourse to us) of $3.7 billion. During 2005, we recorded revenue of $36 million and cash flows of $65 million related to these investments.

From 1998 through 2005 we have provided subordinated loans to certain VIEs. VIEs are financial structures commonly utilized by airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. These VIEs are included in the scope of FIN 46(R); however, only certain VIEs require consolidation. VIE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests or for other structuring reasons. At December 31, 2005, our maximum exposure to economic loss from these non-consolidated VIEs is $12 million. At December 31, 2005, VIEs of which we were not the primary beneficiary, other than the ETC and EETCs noted above, had total assets of $161 million and total debt (which is non-recourse to us) of $150 million. During 2005, we recorded revenue of $1 million and cash flows of $6 million related to these VIEs.

Capital lease obligations

We have off-balance sheet items that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased to us and subleased by us to our commercial aircraft customers. At December 31, 2005 these transactions included restricted cash deposits denominated in yen in an amount equivalent to $101 million and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments under certain contracts, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2005:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year		1–3 Years	3–5 Years	More Than 5 Years
Debt (1)	$6,137	$671	(3)	$1,956	$1,156	$2,354
Capital lease obligations (1)	194	45		79	18	52
Interest (2)	1,547	349		555	400	243
Operating lease obligations	1	1		–	–	–
	$7,879	$1,066		$2,590	$1,574	$2,649

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2005 on floating rate debt.

(3)	Includes $20 note payable to BCSC.

We expect to meet our current obligations through internally generated cash flows (which include scheduled receipts from our portfolio and sales of portfolio assets) and from future borrowings.

The following table summarizes our commercial commitments outstanding as well as an estimate of the timing in which we expect these commitments to mature at December 31, 2005:

Commercial Commitments

		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Guarantor obligations (1)	$82	$–	$–	$54	$28
Financing commitments (2)	2,130	482	645	240	763
	$2,212	$482	$645	$294	$791

(1)	Primarily consists of residual value and credit and deficiency guarantees provided by us.

(2)	Represents commitments to provide leasing and other financing based on estimated earliest delivery dates.

In addition to our financing commitments of $2.1 billion, at December 31, 2005, Boeing and BCSC had unfunded commercial aircraft financing commitments of $11.4 billion, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers, which eliminates the need for our financing. Based on historical experience, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future cash requirement. However, if there were requirements to fund all Boeing and BCSC commitments totaling $11.4 billion, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $0.4 billion in less than one year,
–	an additional $6.0 billion in one to three years,

–	an additional $1.8 billion in three to five years and
–	an additional $3.2 billion after five years.

We expect to ultimately provide funding for those Boeing and BCSC commitments which are exercised.

Critical Accounting Estimates

For the discussion on our accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1 in our Consolidated Financial Statements. The more critical of these policies are described in the following paragraphs.

Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. A key assumption is the expected future lease rates. Additional assumptions include lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less residual value guarantees, if applicable, over the fair value of the asset.

Had future lease rates on these assets been 10% lower, we estimate that asset impairment expense would have increased by approximately $46 million during 2005. We are unable to predict the magnitude or likelihood of any future impairment.

Allowance for Losses on Receivables The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on many qualitative and quantitative factors, including historical loss experience, collateral values, intercompany guarantees, results of individual credit reviews and the general state of the economy and airline industry. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. The adequacy of the allowance is assessed quarterly. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The resulting range of allowance necessary to cover credit-adjusted collateral exposure at December 31, 2005, was approximately $88 million to $111 million.

Lease Residual Values Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. At December 31, 2005, the projected residual value of our total equipment under operating leases was $2.5 billion. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. For example, a change in the estimated residual values of 1% could result in a cumulative pre-tax earnings impact of $25 million at December 31, 2005, to be recognized over the remaining term of the lease portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A key function of a finance company is to manage market risk arising in the ordinary course of business. One of our principal sources of market risk relates to interest rate changes. This risk is managed by matching the profile of our liabilities with the profile of our assets. In a state of perfect matching, assets would be funded by debt of an equivalent term and other attributes. Perfect matching is impractical and inefficient given the irregular and unexpected amortization of some assets. The ensuing exposure to mismatch risk is measured and managed with the use of interest rate derivatives. We do not use interest rate derivatives for speculative or trading purposes. In addition, we may from time to time be exposed to foreign exchange risk in which case we may use currency derivatives to manage that risk.

Every quarter we use duration-based measures and analysis to estimate the impact of changes in interest rates. Potential changes in the net fair value of assets, liabilities and derivatives are calculated based on the amount and timing of projected cash flows. It is important to note that these measures and sensitivity analysis are estimates and tools that depend on the assumptions and parameters used in the related models. These models must be complemented by the experience and judgment of management.

Although the assets, liabilities and derivatives affected by a change in interest rates are not traded, based on an immediate, one-time, 100 basis-point increase in market interest rates at December 31, 2005, we estimated that the tax-adjusted net fair value of these items would have decreased by $15 million compared to a decrease of $7 million at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 14 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 24, 2006

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2005	2004
ASSETS
Cash and cash equivalents	$297	$642
Receivables:
Finance leases	2,768	3,474
Notes and other	2,181	2,228
	4,949	5,702
Allowance for losses on receivables	(101)	(240)
	4,848	5,462
Equipment under operating leases, net	3,940	3,615
Investments	270	326
Assets held for sale or re-lease, net	47	37
Assets of discontinued operations	–	70
Other assets	142	168
	$9,544	$10,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$156	$149
Other liabilities	384	332
Accounts with Boeing and Boeing Capital Services Corporation	147	210
Deferred income taxes	1,274	1,194
Debt	6,322	7,024
	8,283	8,909
Minority interest	5	7
Shareholder’s equity:
Common stock – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,242	1,272
Accumulated other comprehensive income (loss), net of tax	9	(25)
Retained earnings	–	152
	1,256	1,404
	$9,544	$10,320

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2005	2004	2003
REVENUE
Finance lease income	$190	$227	$238
Interest income on notes receivable	178	183	174
Operating lease income	504	437	416
Investment income	33	29	49
Net gain on disposal	25	31	38
Other income	36	52	76
	966	959	991
EXPENSES
Interest expense	359	350	358
Depreciation expense	244	218	213
Provision for (recovery of) losses	(25)	(38)	151
Operating expenses	72	67	53
Asset impairment expense	59	106	92
Debt redemption costs	–	42	–
Other expense	27	36	42
	736	781	909
Minority interest	2	5	9
Income from continuing operations before provision for income tax	232	183	91
Provision for income tax	86	62	18
Income from continuing operations	146	121	73
Income from discontinued operations, net of tax	–	10	33
Net gain (loss) on disposal of discontinued operations, net of tax	(7)	42	–
Net income	$139	$173	$106

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2002	$1,656	$5	$1,090	$(17)	$578
Capital contributions from Boeing (1)	173	–	173	–	–
Net income	106	–	–	–	106	$106
Unrealized gain on derivative investments, net of tax of $(1)	7	–	–	7	–	7
Balance at December 31, 2003	$1,942	$5	$1,263	$(10)	$684	$113

Capital contributions from Boeing (1)	9	–	9	–	–
Cash dividends to Boeing	(705)	–	–	–	(705)
Net income	173	–	–	–	173	$173
Reclassification adjustment for losses realized in net income, net of tax of $(7)	12	–	–	12	–	12
Unrealized gain on derivative instruments, net of tax of $(1)	1	–	–	1	–	1
Unrealized loss on investments, net of tax of $16	(28)	–	–	(28)	–	(28)
Balance at December 31, 2004	$1,404	$5	$1,272	$(25)	$152	$158

Capital contributions from Boeing (1)	17	–	17	–	–
Cash dividends to Boeing (including return of capital)	(338)	–	(47)	–	(291)
Net income	139	–	–	–	139	$139
Reclassification adjustment for losses realized in net income, net of tax of $(15)	25	–	–	25	–	25
Unrealized gain on derivative instruments, net of tax of $(1)	2	–	–	2	–	2
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2005	$1,256	$5	$1,242	$9	$–	$173

(1)	Balance represents $0, $0 and $167 of cash contributions and $17, $9 and $6 of non-cash contributions from Boeing and BCSC at December 31, 2005, 2004 and 2003, respectively.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2005, 2004 and 2003.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2005	2004	2003
OPERATING ACTIVITIES
Net income (1)	$139	$173	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	243	210	217
Net (gain) loss on disposal of discontinued operations	12	(66)	–
Net gain on disposal	(25)	(31)	(38)
Provision for (recovery of) losses	(25)	(38)	151
Net (gain) loss on derivative instruments and investments	–	1	(33)
Asset impairment and other related expenses	62	107	118
Share-based plans expense	17	9	6
Other non-cash adjustments related to discontinued operations	–	15	63
Provision (benefit) from deferred income tax	60	(40)	166
Change in assets and liabilities:
Other assets	4	22	130
Accrued interest and rents	5	(27)	(26)
Accounts payable and accrued expenses	8	(7)	29
Other liabilities	11	(41)	43
Accounts with Boeing and Boeing Capital Services Corporation	202	(11)	36
Other	(4)	8	(15)
Net cash provided by operating activities	709	284	953
INVESTING ACTIVITIES
Net change in short-term leases, notes and other receivables	–	–	124
Transfer of net assets from Boeing	(178)	178	–
Purchase of investments	–	(11)	(33)
Proceeds from available-for-sale investments	42	21	41
Proceeds from held-to-maturity investments	–	63	78
Purchase of equipment for operating leases	(165)	(238)	(663)
Proceeds from disposition of equipment and receivables	267	285	59
Principal payments of leases, notes and other receivables	357	335	383
Origination of leases, notes and other receivables	(436)	(357)	(1,015)
Proceeds from disposal of discontinued operations	–	2,017	–
Collection of leases, notes and other receivables of discontinued operations	2	–	–
Adjustments relating to discontinued operations	–	175	234
Net cash provided by (used in) investing activities	(111)	2,468	(792)
FINANCING ACTIVITIES
Net change in commercial paper and short-term bank debt	–	–	(73)
Proceeds from issuance of debt	–	–	1,034
Repayment of debt	(605)	(2,121)	(1,259)
Payment of cash dividends (including return of capital)	(338)	(705)	–
Capital contributions from Boeing	–	–	167
Net cash used in financing activities	(943)	(2,826)	(131)
Net (decrease) increase in cash and cash equivalents	(345)	(74)	30
Cash and cash equivalents at beginning of year	642	716	686
Cash and cash equivalents at end of year	$297	$642	$716

(1)	Includes net income (loss) of $(7), $52 and $33 from discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in millions)	2005	2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of joint venture consolidation	$–	$–	$(3)

Mark-to-market for fair value hedge derivatives on underlying debt	$62	$(21)	$(18)

Net transfer to (from) assets held for sale or re-lease	$51	$(167)	$–

Net transfer to equipment under operating leases	$526	$177	$–

Net transfer from finance leases	$(508)	$(10)	$–

Transfer from notes and other	$(2)	$–	$–

Transfer from assets of discontinued operations	$(67)	$–	$–

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC), an inactive holding company, owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Integrated Defense Systems segment customers.

In 2004, we sold substantially all of the assets related to our Commercial Financial Services (CFS) business.

Principles of Consolidation The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications Certain reclassifications have been made to prior periods to conform to the current year’s presentation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the Consolidated Financial Statements.

Cash and Cash Equivalents Cash and cash equivalents consist of highly liquid investments, such as time deposits and money market instruments, which have original maturities of less than three months. At December 31, 2005 we did not have restricted cash. In 2004, we had classified as Other assets restricted cash deposited with banks in interest-bearing accounts of $30 for specific lease obligations and contractual purchase options related to certain aircraft leased by us under capital lease obligations.

Portfolio Our portfolio consists of finance leases, leveraged leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and assets held for sale or re-lease (net of accumulated depreciation).

Direct Finance Leases At lease inception, we record an asset (“net investment”) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment, deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period as a reduction to Finance lease income.

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

Notes and Other Receivables At commencement of a note receivable we record the note and any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Equipment Under Operating Leases, Net of Accumulated Depreciation Equipment under operating leases is recorded at cost and depreciated over the lease term to an estimated residual or salvage value, using the straight-line method. We periodically review our estimates of residual value on initial leases, and for equipment that is not intended to be leased beyond the current lease we recognize forecasted decreases in residual values by prospectively adjusting depreciation expense. If at the beginning of a subsequent lease, the equipment is intended to be leased beyond that current lease term, the equipment is depreciated over the estimated remaining useful life to an estimated salvage value. Revenue on the leased equipment is recorded using the straight-line method over the term of the lease.

Investments Available-for-sale securities include an Equipment Trust Certificate (ETC) and Enhanced Equipment Trust Certificates (EETCs). Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Debt and equity securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity credit reviews and analyses of the counterparties. Losses deemed other-than-temporary are recorded as asset impairment expense. For investments where we are not able to reliably estimate future cash flows, we use the cost recovery method to account for payments received.

The fair value of publicly traded fixed income and equity securities is based quoted prices. The fair value of non-publicly traded securities, such as EETCs, is based on independent third party pricing sources. In cases where we determine that it is probable that recovery of our investment will come from recovery of collateral, the fair value is based on the value of the underlying collateral.

Assets Held for Sale or Re-lease, Net of Accumulated Depreciation When aircraft collateral related to a finance lease or note receivable is repossessed, returned in satisfaction of the receivable or returned at the end of the finance lease or when aircraft are made available-for-sale, the asset is carried at the lower of cost or estimated fair value less costs to sell. We calculate a median value from published collateral values from multiple external equipment appraisers based on the type and age of the aircraft to estimate the fair value of aircraft. Under certain circumstances, we adjust values based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications. Aircraft assets held for re-lease are depreciated over the remaining useful life of the equipment to an estimated residual or salvage value, on a straight-line basis.

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. A key assumption is the expected future lease rates. Additional assumptions include lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset.

Allowance for Losses on Receivables We record the potential impairment of receivables in our portfolio in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) all other receivables.

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral, taking into account Boeing and other guarantees.

We review the adequacy of the allowance attributable to the remaining other receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral taking into account Boeing and other guarantees. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

We have entered into agreements with certain customers that entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, Boeing and other guarantees (if applicable), third party aircraft valuations, and the general state of the economy and airline industry as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

Non-accrual Receivables Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal, including the effect of intercompany guarantees, become doubtful. Generally we also place accounts greater than 90 days past due on non-accrual status. Income recognition is resumed when leases or notes and other receivables become contractually current and performance is demonstrated to be resumed. To the extent that income is accruable under the contractual terms, any cash received in the interim is recorded to income.

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on discounted cash flow analysis and for warrants and other option-type instruments based on option pricing models. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in Other income in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of Accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in Other income immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments not receiving hedge accounting treatment the changes in fair value are recorded in Other income.

Income Tax Our operations are included in the consolidated federal income tax return of Boeing. Under an agreement with Boeing, we pay or receive our allocated share of income taxes or credits.

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that (a) arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes and (b) are assumed in connection with intercompany transactions with Boeing. Under this agreement, the current provision for state income tax based on an agreed upon rate is paid to Boeing, and the state income tax deferred asset or liability is carried on Boeing’s Consolidated Financial Statements.

Note 2 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our CFS business and the final asset sale closed December 27, 2004. The assets sold to GECC consisted of leases and financing arrangements which had a carrying value of $1,872 as of May 31, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we are liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we are liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. These provisions effectively limit our exposure to any losses to $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to us in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. We have the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset.

Liability under the loss sharing arrangement was as follows for the year ended December 31:

Reserve at December 31, 2004	$90
Increase in reserve	25
Payments made to GECC	(34)
Reserve at December 31, 2005	$81

Operating results of the discontinued operations were as follows for the years ended December 31:

	2005	2004	2003
Revenue	$3	$96	$229

Income from discontinued operations	$–	$16	$51
Provision for income tax	–	6	18
Income from discontinued operations, net of tax	$–	$10	$33

Net gain (loss) on disposal of discontinued operations	$(12)	$66	$–
Provision (benefit) for income tax	(5)	24	–
Net gain (loss) on disposal of discontinued operations, net of tax	$(7)	$42	$–

Note 3 – Relationship and Transactions with Boeing and BCSC

We have a number of agreements with Boeing as outlined below. There can be no assurances that these intercompany arrangements will not change from time to time.

Operating Agreement

An operating agreement (“Operating Agreement”) dated September 13, 2000, governs certain important aspects of the relationship between us, BCSC and Boeing relating to the financing of Boeing products and the leasing of commercial aircraft, the remarketing of aircraft returned to or repossessed by us under leases or secured loans and the allocation of federal income taxes between the companies.

Under the Operating Agreement, subject to some exceptions, Boeing will make available to us the opportunity to provide financing of Boeing products. Additionally, under limited circumstances, we may tender to Boeing commercial aircraft that we are attempting to remarket, at a price equal to the fair market value of the aircraft less a remarketing fee.

Support Agreement

We have a support agreement (“Support Agreement”) dated December 23, 2003, with Boeing with these principal features:

–	Boeing will maintain 51% or greater ownership of us,
–	Boeing will make contributions to us, if needed, to maintain our fixed-charge coverage at not less than 1.05-to-1 on a four-quarter rolling basis, and
–	Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

The Support Agreement may not be modified or terminated unless (a) two-thirds of the debt holders consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, nor is it directly enforceable against Boeing by third parties.

Intercompany Credit Arrangements

The backup credit facility between Boeing and its banks was renewed on November 18, 2005. The 364-day line was reduced in total size from $2,000 to $1,500; Boeing will continue to allocate $750 of this line exclusively to us. Boeing will also continue to make $750 of its $1,500 five-year revolving credit line expiring in 2010 exclusively available to us. At December 31, 2005, we had no amounts outstanding under these intercompany credit arrangements.

Federal Income Tax

Our operations are included in the consolidated federal income tax return of Boeing with the tax payments, if any, being made by Boeing. The Operating Agreement provides that so long as consolidated federal tax returns are filed, Boeing will pay, or we will pay Boeing, as appropriate, an amount equal to the difference between the consolidated tax liability and Boeing’s tax liability computed without consolidation with us. If, after Boeing pays us, Boeing incurs tax losses that may be carried back to the year for which those payments were made, we will not be obligated to repay to Boeing any portion of these payments. Furthermore, we have been operating under an agreement with Boeing, which has positively impacted our pricing in our leasing activities. Under this agreement, alternative minimum taxes are disregarded and an intercompany payable/receivable is made when federal income taxes are due or federal income tax benefits are generated.

Intercompany Transactions

Accounts with Boeing and BCSC consisted of the following at December 31:

	2005	2004
Notes payable to BCSC	$20	$20
Federal income tax payable (receivable)	30	(10)
Other (1)	97	200
	$147	$210

(1)	At December 31, 2004, Other included $178 related to our purchase of a 100% participation in a D tranche Delta EETC.

For the years ended December 31, 2005, and 2004, we paid cash dividends (including return of capital) totaling $338 and $705 to BCSC which were ultimately paid to Boeing.

Total interest paid to BCSC was $2, $3 and $4 for the years ended December 31, 2005, 2004 and 2003, respectively.

We also enter into certain transactions with Boeing in the form of intercompany guarantees and other subsidies.

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees cover a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are full or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level. Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in Boeing’s Consolidated Financial Statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. Receipts under Boeing guarantees would be net of realization of underlying residual values, partial rent receipts, re-lease rental receipts or other mitigating value received. At December 31, 2005, we were the beneficiary under $2,901 of guarantees ($2,584 for domestic airlines and $317 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $4,344.

Intercompany guarantee amounts by portfolio type are summarized as follows at December 31:

	2005		2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Receivables	$1,946	$3,115	$1,982	$3,162
Equipment under operating leases, net	945	1,136	895	1,142
Investments	10	93	10	99
	$2,901	$4,344	$2,887	$4,403

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2005		2004
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717	$1,894	$2,524	$1,695	$2,295
Out of production twin-aisle aircraft	293	402	360	495
Out of production single-aisle aircraft	322	322	630	656
Other including other Boeing and regional aircraft	392	1,096	202	957
	$2,901	$4,344	$2,887	$4,403

During 2005 we and Boeing agreed to terminate various guarantee and subsidy agreements by transferring cash to us representing the settlement value of the agreements. We are principally accounting for these cash receipts as deferred income that will be recognized over the period of the underlying transaction that was the basis of the terminated agreement.

We recorded the following activity under the intercompany guarantee agreements for the years ended December 31:

	2005	2004	2003
Applied to income	$25	$31	$60
Net change in carrying value of related aircraft	2	5	23
Net change in unearned income	5	–	–
Applied to reserves	87	11	–
Guarantee fees paid to Boeing	(3)	(3)	(3)
Net cash received under intercompany guarantee agreements	$116	$44	$80

We recorded the following activity under the intercompany subsidy agreements for the years ended December 31:

	2005	2004	2003
Applied to income	$64	$45	$49
Net change in carrying value of related aircraft	–	1	–
Net change in unearned income	85	2	–
Net cash received under intercompany subsidy agreements	$149	$48	$49

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2005, 2004 and 2003, Boeing recorded charges of $112, $84, and $65, respectively, related to asset impairment, accrued expenses, loan loss provision and allowance for losses on receivables in our portfolio.

For the years ended December 31, 2005, 2004 and 2003, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $46, $26 and $26, respectively.

For the years ended December 31, 2005, 2004 and 2003, we recorded new business volume of $322, $530 and $1,700, respectively, related to our purchase of aircraft and equipment from Boeing.

During 2003, we purchased two Boeing Business Jets (BBJ) from a third party. During 2004, we purchased two additional BBJs from Boeing. These aircraft were converted to a C-40 configuration under a head lease structure with Boeing, which has a concurrent sublease with the U.S. Government. At December 31, 2005 and 2004, the carrying value of the C-40 aircraft was $177 and $175. The fourth C-40 aircraft was delivered in January 2006.

During 2004, we amended our operating lease with Boeing for a BBJ, which requires annual lease payments by Boeing of $7 through September 2007. At December 31, 2005 and 2004, the carrying value of the BBJ was $40 and $42.

During 2001 we entered into a note receivable agreement with Boeing for a BBJ. At December 31, 2004, the carrying value of this note was $23. This note was repaid in January 2005.

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

We receive support services from Boeing and its subsidiaries. The charges for these services during 2005, 2004 and 2003 totaled $11, $9 and $9, respectively.

Note 4 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2005	2004
Investment in finance leases:
Direct finance leases	$2,593	$3,299
Leveraged leases	175	175
	2,768	3,474
Notes and other	2,181	2,228
Total investment in finance leases and notes and other	4,949	5,702
Less allowance for losses on receivables	(101)	(240)
	$4,848	$5,462

The net investment in finance leases consisted of the following at December 31:

	2005	2004	2005	2004
	Direct Finance Leases		Leveraged Leases
Minimum lease payments	$3,869	$5,011	$1,003	$1,072
Less principal and interest payable on non-recourse debt	–	–	(735)	(804)
Estimated residual value	681	791	58	58
Unearned income and deferred incremental direct costs	(1,957)	(2,503)	(151)	(151)
Less deferred taxes	–	–	(277)	(227)
Net investment in finance leases	$2,593	$3,299	$(102)	$(52)

Scheduled minimum lease payments on direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt) are as follows for the years ended December 31:

	2006	2007	2008	2009	2010	Thereafter
Finance leases	$311	$374	$277	$265	$250	$2,660

At December 31, 2005 and 2004, finance lease receivables of $59 and $62 were assigned as collateral to secure senior debt. Finance lease receivables of $92 and $177 at December 31, 2005 and 2004 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

The investment in notes and other receivables consisted of the following at December 31:

	2005	2004
Principal	$2,177	$2,215
Accrued interest	14	16
Unamortized discount and deferred incremental direct costs	(10)	(3)
	$2,181	$2,228

Scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2006	2007	2008	2009	2010	Thereafter
Notes and other	$173	$171	$365	$157	$168	$1,143

Note 5 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2005	2004	2003
Allowance for losses on receivables at beginning of year	$240	$303	$219
Provision (recovery) due to changes in customer credit ratings	(30)	–	11
Reduction due to the repayment of certain notes	(16)	(11)	–
Provision for losses	–	13	92
Reduction due to portfolio run-off	(21)	–	–
Provision (recovery) due to changes in collateral value	42	(40)	48
Write-offs, net of recoveries	(120)	(36)	(67)
Allowance transferred from Boeing	6	11	–
Allowance for losses on receivables at end of year	$101	$240	$303

Allowance as a percentage of total receivables	2.0%	4.2%	5.1%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables calculated in accordance with the method discussed in Note 1 – Summary of Significant Accounting Policies, if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable collateral exposure for various receivables, and would change the classification of certain finance lease receivables to operating leases.

	2005	2004	2003
	Pro Forma
Allowance for losses on receivables at beginning of year	$402	$400	$299
Recovery due to changes in customer credit ratings	(24)	–	–
Provision due to changes in collateral value	97	44	212
Write-offs, net of recoveries	(201)	(42)	(111)
Allowance for losses on receivables at end of year	$274	$402	$400

Allowance as a percentage of total receivables (pro forma)	5.5%	7.1%	6.7%

The carrying value of impaired receivables consisted of the following at December 31:

	2005	2004
Impaired receivables with specific impairment allowance	$47	$1,179
Impaired receivables with no specific allowance	1,464	1,053
Carrying value of impaired receivables	$1,511	$2,232

Allowance for losses on impaired receivables was $21 and $222 at December 31, 2005 and 2004.

During 2005, due to new lease terms with ATA Holdings Corp. (ATA), we reclassified our leases for 12 757 aircraft with ATA with a carrying value of $699 from finance leases to operating leases, which were written down to their fair value. As a result of the reclassification there was a charge-off to the allowance.

During 2005, based on our evaluation of Hawaiian Airlines, Inc.’s (Hawaiian) financial position and performance under the aircraft leases, we determined that a specific impairment allowance was not necessary on receivables from Hawaiian, which are no longer considered impaired.

On September 14, 2005, due to Northwest Airlines, Inc. (Northwest) filing for Chapter 11 bankruptcy protection, we deemed the note and lease receivables from Northwest to be impaired. Based on the fair value of the collateral and the guarantees available to us from Boeing, we have not provided a specific allowance for these impaired receivables.

Our average recorded investment in impaired receivables, calculated on a quarterly weighted average, was $1,196, $1,940 and $1,688 in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, we recognized income of $90, $118, and $106, respectively on these impaired receivables during the periods in which they were considered impaired. Included in impaired receivables are $1,008 relating to United Air Lines, Inc. (United) which emerged from bankruptcy on February 1, 2006.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without current contractual lease revenue) consisted of the following at December 31:

	2005	2004
Assets placed on non-accrual status:
Receivables	$127	$715
Equipment under operating leases, net	246	21
Investments	155	–
	528	736
Assets held for sale or re-lease, net	11 (1)	37
	$539	$773

Percentage of non-accrual receivables to total receivables	2.6%	12.5%
Percentage of total non-performing assets to total portfolio	5.9%	8.0%

(1)	At December 31, 2005, this does not include a BBJ with a carrying value of $36, which was performing under an operating lease.

At December 31, 2005, ATA, Viacao Aerea Rio-Grandense (VARIG), Delta Air Lines, Inc. (Delta) and Northwest were considered customers with non-performing assets. Due to guarantees available to us from Boeing, we are continuing to accrue income on certain receivables from Northwest in the amount of $357 and VARIG operating lease assets in the amount of $270. At December 31, 2004, ATA was considered a customer with non-performing assets. For further information on our portfolio assets with these customers, see Note 12 – Commitments and Contingencies.

For the portfolio assets that were non-performing at December 31, 2005 and 2004, we recorded income of $20 and $7 based on cash received of $25 and $7.

At December 31, 2005 we had accrued less than $1 of income on receivables with amounts past due greater than 90 days. At December 31, 2004, no income had been accrued on receivables or equipment under operating leases with amounts past due greater than 90 days.

Note 6 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2005	2004
Commercial aircraft	$4,404	$3,997
Space and defense equipment	213	191
Other aircraft and equipment	68	88
	4,685	4,276
Accumulated depreciation	(745)	(661)
	$3,940	$3,615

Future minimum rentals scheduled to be received under the non-cancelable portion of operating leases are as follows at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter
Operating leases	$451	$390	$341	$296	$253	$1,247

At December 31, 2005 and 2004, equipment under operating leases of $223 and $238 were assigned as collateral to secure senior debt. At December 31, 2005 and 2004 equipment under operating leases of $108 and $121 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

Note 7 – Investments

Available-for-sale securities consisted of the following at December 31:

	2005	2004
Carrying value (estimated fair value)	$269	$325
Amortized cost	258	364
Net unrealized gain (loss) carried in Accumulated other comprehensive income (loss) (1)	$11	$(39)

(1)	At December 31, 2005, this includes total unrealized loss of $15 and unrealized gains of $26. At December 31, 2004, there were no unrealized gains.

Included in Investments at December 31, 2005 and 2004 was $1 related to an investment reported at cost, which was not classified as available-for-sale securities for financial statement purposes.

On September 17, 2004, we sold to Boeing for net book value of $181 a D tranche Delta EETC. The sale was in connection with the significant deterioration of Delta’s financial condition in the period just prior to the sale and qualified as an exception under the held-to-maturity accounting rules. In November 2004, we and Delta signed a term sheet whereby we agreed to exchange the D tranche Delta EETC for two C tranche Delta EETCs owned by Delta and certain other rights. On December 31, 2004, Boeing sold us a 100% participation in the D tranche Delta EETC at the carrying value of $178.

As a result of our decision to participate in an exchange of assets with Delta, we determined that we did not intend to hold our investment in the D tranche Delta EETC until maturity. As a result, we determined that our entire portfolio of held-to-maturity securities would have to be reclassified and accounted for as available-for-sale. Since our economic commitment to the exchange of assets occurred in mid-December 2004, we reclassified our held-to-maturity investments as available for sale securities effective December 31, 2004. We do not expect that we will be able to account for any of our investments as held-to-maturity investments earlier than 2007.

On March 4, 2005, we completed the exchange transaction of our investment with Delta in a D tranche Delta EETC with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. The assets we received were recorded at their fair values of $143 and we recorded an asset impairment charge of $2. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Due to the financial difficulties of Delta, during the third quarter of 2005, we deemed these investments to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $27. This asset impairment charge was offset by the value of other collateral available to us. During the fourth quarter of 2005, based on our assessment of Delta’s financial position and planned reorganization, we concluded that these investments continue to be impaired.

As a result of the financial difficulties of Northwest, during the third quarter of 2005, we deemed our investments in the Northwest ETC and EETC to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $24. During the fourth quarter of 2005, based on our assessment of Northwest’s financial position and planned reorganization, we concluded that these investments continue to be impaired.

Our available-for-sale investments include subordinated debt investments in two other EETCs. At December 31, 2005, these investments had estimated fair values totaling $113. Additionally, due to the commercial aviation market downturn in the United States these securities with unrealized losses totaling $15 have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these debt securities we concluded that they are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, our ability to hold the investment until it recovers its carrying value and both internal and third party credit reviews and analysis of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities. For the year ended December 31, 2005, we received all payments contractually required for these remaining debt securities.

At December 31, 2005, our available-for-sale investments also included an investment in mandatorily redeemable preferred stock of ATA. During 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, during 2004, we recorded total pre-tax non-cash charge to Asset impairment expense of $47 resulting in a reduction of the carrying value to zero.

There were no other-than-temporary impairments recorded during the year ended December 31, 2003.

At December 31, 2005 and 2004, none of our investment securities were considered investment grade securities.

Maturities of available-for-sale debt securities were as follows at December 31, 2005:

Estimated Fair Value
Due in one year or less	$31
Due from one to five years	180
Due from five to ten years	37
Due after ten years	21
$269

Note 8 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2005	2004	2003
Current:
Federal	$17	$100	$(357)
State	9	3	2
	26	103	(355)
Deferred:
Federal	60	(41)	373
	$86	$62	$18

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The components of the net deferred income tax liability consisted of the following at December 31:

	2005	2004
Deferred tax assets:
Allowance for losses on receivables	$202	$151
Other	46	44
	248	195
Deferred tax liabilities:
Leased assets	(1,494)	(1,399)
Other	(23)	(5)
	(1,517)	(1,404)
	(1,269)	(1,209)
Deferred tax on accumulated other comprehensive income (loss)	(5)	15
Net deferred tax liability	$(1,274)	$(1,194)

Income tax computed at the United States federal income tax rate and the provision (benefit) for tax on income differ as follows for the years ended December 31:

	2005		2004		2003
Tax computed at federal statutory rate	$81	35.0%	$64	35.0%	$32	35.0%
State income taxes, net of federal tax benefit	7	2.8	2	1.3	2	1.8
Foreign sales corporation/extraterritorial income tax benefit	(6)	(2.5)	(7)	(4.0)	(16)	(17.0)
Other	4	1.8	3	1.6	–	–
	$86	37.1%	$62	33.9%	$18	19.8%

We, as part of the consolidated Boeing organization, reached a settlement with the IRS for the years 1998 through 2001. Boeing has filed protests contesting certain adjustments made by the IRS in that audit and will be reviewing those items with the IRS appeals office. IRS examinations have been completed through 2001 and income taxes settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation (MDC), a subsidiary of Boeing, for all years through 1992. Boeing has filed appeals with the IRS for 1993 through 1997 for MDC. The outcome of such matters is not expected to have a material impact on our earnings, cash flows and/or financial position.

Pursuant to our tax sharing agreement with Boeing, we received payments with respect to tax benefits from Boeing of $25 and $157 in 2005 and 2003, and made a payment with respect to tax obligations to Boeing of $123 in 2004. We made income tax payments to or had receipts from other federal, state and foreign tax agencies of $2, $4 and $1 in 2005, 2004 and 2003, respectively.

Note 9 – Debt and Credit Agreements

Debt, including the effects of interest rate swaps and deferred debt costs, net, consisted of the following at December 31:

	2005	2004
Senior debt:
Variable rate (three-month LIBOR plus 0.06%) note due 2012	$–	$5
4.75% note due 2008	486	498
5.65% note due 2006	507	514
5.75% note due 2007	749	748
5.80% note due 2013	602	610
6.10% note due 2011	760	772
6.50% note due 2012	747	757
7.375% note due 2010	516	537
Non-recourse variable rate note due 2012 (one-month LIBOR plus 1.1%-2.46%)	43	45
4.84% – 5.79% non-recourse notes due through 2013	37	39
3.25% – 6.35% retail medium-term notes due through 2013	772	874
4.76% – 7.64% medium-term notes due through 2023	909	1,345
1.67% – 7.00% capital lease obligations due through 2015	194	280
	$6,322	$7,024

On February 16, 2001, we filed a public shelf registration of $5,000 of debt securities with the Securities and Exchange Commission (SEC). As of December 31, 2005, an aggregate amount of $402 remains available for issuance. On February 22, 2002, we filed a public shelf registration of $5,000 of debt securities with the SEC. As of December 31, 2005 an aggregate amount of $3,019 (which includes $119 of retail medium-term notes) remains available for issuance. The availability of funding under these shelf registrations as a funding source is dependent on investor demand and market conditions.

On June 6, 2002, we established a Euro medium-term note program in the amount of $1,500. At December 31, 2005 and 2004, we had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to us and the program be updated within the prior twelve months. In view of our cash position and other available funding sources, we determined during 2004 that it was unlikely we would need to use this program in the foreseeable future. The program is thus inactive but available with updated registration statements.

We have a $2,000 Commercial Paper (CP) program that serves as a potential low-cost source of short-term liquidity subject to market conditions. Throughout 2005 and at December 31, 2005, there were no amounts outstanding under the CP program.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2005, as well as during the year, we were in compliance in all material respects with these and our various other debt covenants.

In July 2004, we redeemed $1,000 face value of our outstanding senior notes ahead of their scheduled redemption. This included the entire principal balance, equal to $500 face value, of our 7.10% senior notes due in 2005 and $500 face value of our 5.65% senior notes due in 2006. We recognized a loss of $42 related to this early debt redemption which consisted of a $52 prepayment penalty for early redemption offset by $10 related to the amount by which the fair value of our hedged redeemed debt exceeded the carrying value of our hedged redeemed debt.

Maturities of principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Leases
2006	$651	$45
2007	1,262	57
2008	694	22
2009	520	9
2010	636	9
Thereafter	2,354	52
	$6,117	$194

In 2005, 2004 and 2003, interest payments were $361, $388 and $448, respectively.

Note 10 – Derivative Financial Instruments

We manage interest rate risk through the use of derivatives. We enter into interest rate swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of these derivative financial instruments, we generally do not require collateral or other security.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed rate debt. For our fair value hedges that qualify for hedge accounting treatment we use the short-cut method and thus there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt. In addition, the transition adjustment related to fair value hedges that did not qualify for hedge accounting treatment under SFAS No. 133, as amended, is being reclassified into interest income over the remaining maturity of the hedged debt.

For the years ended December 31, 2005, 2004 and 2003, we recorded $12, $14, and $13 of income related to the amortized basis adjustment of certain terminated swaps as a reduction of interest expense, respectively.

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

For our cash flow hedges that qualify for hedge accounting treatment we use the short-cut method, and thus there are no gains or losses recognized due to hedge ineffectiveness. We record unrealized gains or losses from changes in the fair value of cash flow hedges in Accumulated other comprehensive income (loss). We also reclassify into income, as an increase or decrease to interest expense, over the remaining maturity of the hedged variable rate debt the transition adjustment related to cash flow hedges that were recorded in Accumulated other comprehensive income as they did not qualify for hedge accounting treatment under SFAS No. 133, as amended.

The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

Other Derivative Instruments

We hold certain interest rate exchange agreements and interest rate swaps which do not receive hedge accounting treatment. For the years ended December 31, 2005, 2004 and 2003, we recorded net losses of $4, $3, and $1, respectively, on these derivative instruments.

For the years ended December 31, 2005, 2004 and 2003, the warrants recorded in Other assets had changes in fair value, resulting in an addition to Other income of $5, a reduction to Other income of $2 and an addition to Other income of $26, respectively.

Note 11 – Share-Based Plans Expense

We early adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment as of January 1, 2005, using the modified prospective method.

Share-based plans relate to Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since the expense relates to incentive compensation issued primarily to our executives. For the years ended December 31, 2005, 2004 and 2003 we recorded $17, $9 and $6 attributable to share-based plans expense. The increase in share-based plans expense for 2005 was primarily due to the attainment of performance thresholds.

For Performance Shares granted prior to 2005, share-based plans expense was determined based upon the market price of Boeing stock at the time of the award, applied to the maximum number of shares contingently issuable based on stock price. This expense is being amortized over a five-year period.

For Performance Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No.123R and the fact that our Performance Shares contain a market condition, which in accordance with SFAS No. 123R, should be reflected in the grant date fair value of an award.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

At December 31, 2005 and 2004, United accounted for $1,080 and $1,131 (11.7% and 11.7%) of our total portfolio. At December 31, 2005, United was our second largest customer based on portfolio carrying value. At December 31, 2005, our United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At December 31, 2005, United was current on all of its obligations related to these 20 aircraft. On February 1, 2006, United emerged from bankruptcy and assumed all of the Boeing-related notes receivable and leases which were restructured in September, 2003 as part of the bankruptcy proceeding.

At December 31, 2005 and 2004, ATA accounted for $253 and $705 (2.7% and 7.3%) of our total portfolio. At December 31, 2005, the ATA portfolio consisted of operating leases for six 757 aircraft and a note receivable. At December 31, 2005 and December 31, 2004, we had no receivables from ATA with installments more than 90 days delinquent. ATA is planning to emerge from bankruptcy during the first quarter of 2006.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, we entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. ATA is obligated to pay rent on all aircraft until returned. We concurrently entered into an agreement with Continental Airlines (Continental) to lease each of these eight 757 aircraft as they are returned by ATA. In February 2005, following completion of certain conditions, we reclassified the 12 757 aircraft from finance leases to equipment under operating leases. On July 14, 2005, the bankruptcy court approved ATA’s assumption of 11 of the restructured 757 aircraft leases by mutual agreement between us and ATA, one 757 aircraft lease was rejected and the aircraft returned to accommodate our timely re-leasing of the aircraft to Continental. The bankruptcy court order also approved a settlement agreement setting forth our deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claim for the remaining eight 757 aircraft that will be returned to us. During 2005, six of the eight aircraft were returned and subsequently delivered to Continental. The remaining two aircraft were returned to us and delivered to Continental in January 2006.

At December 31, 2005 and 2004, VARIG accounted for $270 and $400 (2.9% and 4.1%) of our total portfolio. At December 31, 2005, the VARIG portfolio consisted of two 737 aircraft and six MD-11 aircraft. We exercised early lease termination rights and took possession of two MD-11 aircraft in the second quarter of 2005 with a carrying value of $73 and sold the aircraft to Boeing. The aircraft were subsequently sold to another customer. On June 17, 2005, VARIG filed a request for reorganization which was granted on June 22, 2005 by Brazilian Reorganization Courts. VARIG presented a reorganization plan to the court on September 12, 2005. In October 2005, VARIG returned one MD-11 aircraft which was immediately re-leased to another customer. In December 2005, VARIG’s reorganization plan was approved by the creditors and the Brazilian Reorganization Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. Boeing has provided us with first loss deficiency and partial rental guarantees covering $230 of the VARIG obligations. In December 2005, we committed to provide a loan facility of $14 to VARIG to assist with payment for the repair of certain MD-11 engines, for which we recorded a liability of $14 offset by a receivable from Boeing for $14. Taking into account the guarantees from Boeing, we do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

At December 31, 2005 and 2004, Delta accounted for $118 and $146 (1.3% and 1.5%) of our total portfolio. At December 31, 2005, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. To date, none of the aircraft securing our investments have been rejected or returned. Although Delta has affirmed its obligations for the two EETCs in the bankruptcy court, Delta still reserves the right to reject or return the aircraft. We do not expect that the current bankruptcy or reorganization of Delta, including a return of some or all of the aircraft financed, will have a material effect on our future earnings, cash flows and/or financial position.

At December 31, 2005 and 2004, Northwest accounted for $494 and $295 (5.4% and 3.0%) of our total portfolio. At December 31, 2005, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return aircraft, including our aircraft. Northwest has filed a motion to reject leases or return certain aircraft. Although Northwest has identified one 747 aircraft financed by an ETC in which we own an interest as being subject to potential rejection, this aircraft has not yet been rejected or returned. In October 2005, Northwest requested a restructuring of certain obligations and we are currently negotiating restructuring terms. Taking into account the guarantees from Boeing on certain notes receivable from Northwest, we do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2005, we had financing commitments of $2,130, and Boeing and BCSC had unfunded commercial aircraft financing commitments of $11,366, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers, which eliminates the need for our financing. Based on historical experience, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future cash requirement. However, if there were requirements to fund all Boeing and BCSC commitments totaling $11,366, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $389 in less than one year,
–	an additional $6,027 in one to three years,
–	an additional $1,757 in three to five years and
–	an additional $3,193 after five years.

We expect to ultimately provide funding for those Boeing and BCSC commitments which are exercised.

However, if we were required to fund all of our commitments totaling $2,130, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $482 in less than one year,
–	up to $645 in one to three years,

–	an additional $240 in three to five years and
–	an additional $763 after five years.

We expect to ultimately provide funding for those commitments which are exercised.

Lease Commitments

Rent expense for office leases under operating lease agreements was $1, $4 and $3 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the minimum future rental commitments under these non-cancelable leases payable over the remaining lives of the leases aggregated $1 and are due to be funded in less than one year.

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third party guarantees at December 31, 2005 and 2004. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the consolidated balance sheets reflects fees received for extending these guarantees.

	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Value of Liabilities (2)
Residual value guarantees	$75	$75	$4
Credit and deficiency guarantees (1)	7	–	–
	$82	$75	$4

(1)	This amount is indemnified by Boeing.

(2)	Amounts included in Other liabilities.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in three to five years.

Under these credit and deficiency guarantees, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make payments. Current outstanding credit and deficiency guarantees expire within the next seven years.

Material Variable Interest in Unconsolidated Entities

Our investments in an ETC, EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities.

We have investments in an ETC and a number of EETCs which were acquired between 1999 and 2005. ETCs and EETCs are trusts that passively hold investments in aircraft or pools of aircraft. The ETC and EETCs provide investors with a collateral position in the related assets. The ETC provides investors with rights to cash flows from a financial instrument. EETCs provide investors with tranched rights to cash flows from a financial instrument. Our investments in an ETC and EETCs do not require consolidation under FIN 46(R). At December 31, 2005, our maximum exposure to economic loss from an ETC and EETCs is $269. Accounting losses from our investments in an ETC and EETCs, if any, could differ from period to period. At December 31, 2005, the ETC and EETC transactions in which we invested had total assets of $3,985 and total debt (which is non-recourse to us) of $3,716. During 2005, we recorded revenue of $36 and cash flows of $65 related to these investments.

From 1998 through 2005 we provided subordinated loans to certain VIEs. VIEs are financial structures commonly utilized by airlines, lenders and loan guarantors including, for example, the Export-Import Bank of the United States. These VIEs are included in the scope of FIN 46(R); however, only certain VIEs require consolidation. VIE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests or for other structuring reasons. At December 31, 2005, our maximum exposure to economic loss from these non-consolidated VIEs is $12. At December 31, 2005, VIEs of which we were not the primary beneficiary, other than the ETC and EETCs noted above had total assets of $161 and total debt (which is non-recourse to us) of $150. During 2005, we recorded revenue of $1 and cash flows of $6 related to these VIEs.

Capital lease obligations

We have off-balance sheet items that relate to capital lease obligations for four cross-border financing transactions each involving an MD-11 aircraft leased to us and subleased by us to our commercial aircraft customers. At December 31, 2005 these transactions included restricted cash deposits denominated in yen in an amount equivalent to $101 and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Note 14 – Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows at December 31:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$2,181	$2,241	$2,228	$2,240
Interest rate swaps	$26	$26	$67	$67
Other derivative instruments	$–	$–	$6	$6

LIABILITIES
Debt, excluding capital lease obligations	$(6,128)	$(6,440)	$(6,744)	$(7,243)
Interest rate swaps	$(32)	$(32)	$(8)	$(8)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(4)	$(4)	$(4)	$(2)

Items not included in the above disclosures are Cash and cash equivalents and Investments. The estimated fair value of those items approximate their fair value at December 31, 2005 and 2004 as reflected in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Notes and other. The fair value of our variable rate notes that reprice frequently approximate their carrying values. The fair values of fixed rate notes are estimated using discounted cash flows analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

Interest rate swaps and Other derivative instruments. The fair values of our interest rate swaps and other derivative instruments are based on standard discounted cash flow techniques or quoted market prices of comparable instruments.

Debt, excluding capital lease obligations. The fair values of debt are based on current market rates for debt of the same risk and maturities. Our debt is generally not callable until maturity.

Financing commitments. It is not practicable to estimate the fair value of future financing commitments because the amount and timing of funding those commitments are uncertain.

Guarantees. For residual value, credit and deficiency guarantees where we are the guarantor, the present value of the expected liability has been used to approximate fair value.

Note 15 – Concentrations

Generally, each asset in our portfolio is backed both by the value of the equipment that we have financed and by a particular customer’s credit. Our risk is that both a customer defaults and the current market value of the related equipment does not equal or exceed the amount of our investment. That risk is sometimes mitigated by cross-collateralization or other transactional features. Our risk on certain transactions has been mitigated in part by transactional support provided by Boeing; that support is concentrated on the 717 financing in our portfolio. Because of our mission, our portfolio is concentrated in Boeing equipment financed for Boeing customers. However, because our risk of loss is determined by many factors, the single-factor analyses of our portfolio shown below should not be interpreted as defining our concentrations of risk.

Portfolio carrying values for our five largest customers were as follows at December 31:

	2005
	Carrying Value	% of Total Portfolio
AirTran	$1,679	18.2%
United	1,080	11.7
American	729	7.9
Midwest	552	6.0
Northwest	494	5.4
	$4,534	49.2%

	2004
	Carrying Value	% of Total Portfolio
AirTran	$1,571	16.2%
United	1,131	11.7
American	779	8.0
ATA	705	7.3
Hawaiian	456	4.7
	$4,642	47.9%

At December 31, 2005 and 2004, our AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 75 and 69 717 aircraft and an EETC with a carrying value of $21 and $25. For the years ended December 31, 2005 and 2004, AirTran accounted for more than 10% of our revenue.

At December 31, 2005 and 2004, our American portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and secured loans on nine 767 aircraft and two 777 aircraft.

At December 31, 2005 and 2004, our Midwest Airlines, Inc. (Midwest) portfolio consisted of leases on 22 and 17 717 aircraft.

Portfolio carrying values were represented in the following regions at December 31:

	2005		2004
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,783	73.7%	$6,898	71.3%
Europe	1,171	12.7	1,218	12.6
Asia/Australia	624	6.8	843	8.7
Latin America	490	5.3	616	6.3
Other	138	1.5	105	1.1
	$9,206	100.0%	$9,680	100.0%

Revenue from customers by geographic region was as follows for the years ended December 31:

	2005	2004	2003
United States	$622	$578	$614
Europe	143	152	134
Asia/Australia	95	110	140
Latin America	92	108	93
Other	14	11	10
	$966	$959	$991

Portfolio carrying values were represented by the following product types at December 31:

	2005
	Receivables (1)	Operating Leases (1)	Investments (2)	Held for Sale or Re-Lease	Total
717	$1,955	$658	$21	$–	$2,634
757	288	934	–	–	1,222
777	1,048	–	–	–	1,048
767	598	309	–	–	907
737	46	655	–	36	737
MD-11	92	597	–	–	689
747	100	395	9	–	504
MD-80	320	92	–	–	412
Other (3)	502	300	240	11	1,053
	$4,949	$3,940	$270	$47	$9,206

	2004
	Receivables (1)	Operating Leases (1)	Investments (2)	Held for Sale or Re-Lease	Total
717	$1,851	$537	$25	$–	$2,413
757	981	460	–	20	1,461
777	1,061	–	–	–	1,061
767	717	373	–	–	1,090
737	82	696	–	–	778
MD-11	146	701	–	–	847
747	120	419	9	–	548
MD-80	343	101	–	–	444
Other (3)	401	328	292	17	1,038
	$5,702	$3,615	$326	$37	$9,680

(1)	Includes owned aircraft and receivables secured by aircraft, some of which are subordinated.

(2)	Represents aircraft and other investments secured by equipment through EETCs, ETC and other trust-related interests and other investments that we hold.

(3)	Includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments), are categorized as follows at December 31:

	2005	2004
5 years old or less	67.4%	68.5%
6 – 10 years old	13.0	13.5
11 – 15 years old	9.8	11.0
Older than 15 years	9.8	7.0
	100.0%	100.0%

Note 16 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30		September 30	December 31
2005
Revenue	$237	$261	(1)	$230	$238
Income from continuing operations	$29	$76	(1)	$15	$26
Net income	$29	$71		$13	$26

2004
Revenue	$251	$229		$253	$226
Income from continuing operations	$47	$12		$39	$23
Net Income	$56	$33		$57	$27

(1)	Certain reclassifications have been made to conform to the current year’s presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Change in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our independent auditors, were as follows during the years ended 2005 and 2004:

Services Rendered / Fees (Dollars in millions)	2005	2004
Audit fees (1)	$2.1	$2.5

(1)

For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for the years ended 2005 and 2004, fees for issuance of comfort letters and consents related to SEC filings and other statutory audits.

The Audit Committee of Boeing serves the audit committee function for us. Boeing’s Audit Committee (Committee) has considered whether the provision of non-audit services is compatible with maintaining the independence of Deloitte & Touche LLP, our independent auditors

The Committee approved all fees noted above.

The Committee has adopted a policy governing its pre-approval of audit and non-audit services to be provided to us by our independent auditors, Deloitte & Touche LLP, in order to facilitate compliance with the requirements of the Sarbanes-Oxley Act. Pursuant to this policy, Boeing’s Office of the Corporate Controller will obtain the Committee’s pre-approval of audit and non-audit services to be provided to us by the independent auditor on an annual basis. Committee pre-approval is also required for additional audit and/or non-audit services outside the scope of previously approved services in the event the fees for such additional services are equal to or greater than $250,000. On a quarterly basis, Boeing’s Office of the Corporate Controller will provide written updates to the Committee showing audit and non-audit services, the amount of audit and non-audit service fees incurred to date, and the estimated cost to complete such services.

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

4.1

First Supplemental Indenture, dated June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-58989).

4.2

Subordinated Indenture, dated June 15, 1988, by and between the Company and Bankers Trust Company of California, N.A., as Subordinated Indenture Trustee, incorporated by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-26674).

4.3

First Supplemental Subordinated Indenture, dated June 12, 1995, between the Company and Bankers Trust Company, as successor Trustee to Bankers Trust Company of California, N.A., incorporated herein by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 33-58989).

4.4	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.5	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.6	Subordinated Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.7	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.8	Form of Series X Senior Floating Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.9	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.10	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.11	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.12	Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 333-82391).

4.13	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

4.14	Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-82391).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

10.1	364-Day Credit Agreement dated November 18, 2005, between Boeing and the banks listed therein.

10.2	Five-Year Credit Agreement dated November 18, 2005, between Boeing and the banks listed therein.

10.3	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 18, 2005, between Boeing and us.

10.4

Operating Agreement, dated September 13, 2000, by and between us, Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 19, 2000.

10.5	Operating Agreement, dated September 13, 2000, by and between Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2000.

10.6	Support Agreement, dated December 23, 2003, by and between us and Boeing, incorporated herein by reference to Exhibit 99.1 to our Form 8-K filed December 24, 2003.

10.7

Purchase and Sale Agreement dated May 24, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to our 8-K dated June 24, 2004.

10.8

Amendment and Joint Waiver dated May 31, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated June 24, 2004.

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

Boeing Capital Corporation

February 27, 2006	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 27, 2006	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 27, 2006	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 27, 2006	/s/ JAMES C. JOHNSON
James C. Johnson Director

February 27, 2006	/s/ R. PAUL KINSCHERFF
R. Paul Kinscherff Director

February 27, 2006	/s/ WALTER E. SKOWRONSKI
Walter E. Skowronski President and Director (Principal Executive Officer)