Form 10-Q
period 2006-03-31
BOEING CAPITAL CORP
filed 2006-04-26
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(425) 965-4000

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 25, 2006: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except par value)	2006	2005
ASSETS
Cash and cash equivalents	$725	$297
Receivables:
Finance leases	2,638	2,768
Notes and other	2,137	2,181
	4,775	4,949
Allowance for losses on receivables	(99)	(101)
	4,676	4,848
Equipment under operating leases, net	3,834	3,940
Investments	179	270
Assets held for sale or re-lease, net	177	47
Other assets	88	142
	$9,679	$9,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$86	$156
Other liabilities	501	384
Accounts with Boeing and Boeing Capital Services Corporation	286	147
Deferred income taxes	1,261	1,274
Debt	6,268	6,322
	8,402	8,283
Minority interest	5	5
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,243	1,242
Accumulated other comprehensive income, net of tax	24	9
Retained earnings	–	–
	1,272	1,256
	$9,679	$9,544

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
REVENUE
Finance lease income	$50	$48
Interest income on notes receivable	48	43
Operating lease income	128	124
Investment income	6	10
Net loss on disposal of assets	(1)	–
Other income	6	12
	237	237
EXPENSES
Interest expense	90	89
Depreciation expense	61	61
Provision for (recovery of) losses	(1)	4
Operating expenses	14	25
Asset impairment expense	2	9
Other expense	1	7
	167	195
Minority interest income	–	2
Income before provision for income tax	70	44
Provision for income tax	21	15
Net income	$49	$29

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152
Non-cash capital contributions from Boeing	10	–	10	–	–
Cash dividends to Boeing	(55)	–	–	–	(55)
Net income	29	–	–	–	29	$29
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(10)	–	–	(10)	–	(10)
Balance at March 31, 2005	$1,379	$5	$1,282	$(34)	$126	$20

Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(50)	–	(1)	–	(49)
Net income	49	–	–	–	49	$49
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized gain on investments and reclassification adjustment, net of tax	14	–	–	14	–	14
Balance at March 31, 2006	$1,272	$5	$1,243	$24	$–	$64

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
OPERATING ACTIVITIES
Net income	$49	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61	64
Net loss on disposal of assets	1	–
Provision for (recovery of) losses	(1)	4
Net loss on derivative instruments	–	3
Asset impairment expense	2	9
Share-based plans expense	2	10
Change in deferred income taxes	(21)	(2)
Change in assets and liabilities:
Other assets	20	20
Accrued interest and rents	(1)	(7)
Accounts payable and accrued expenses	(70)	(57)
Other liabilities	26	12
Accounts with Boeing and Boeing Capital Services Corporation	139	42
Other	–	(2)
Net cash provided by operating activities	207	125
INVESTING ACTIVITIES
Transfer of net assets from Boeing	–	(178)
Proceeds from available-for-sale investments	112	14
Purchase of equipment for operating leases	(68)	(28)
Proceeds from disposition of equipment and receivables	79	–
Principal payments of leases, notes and other receivables	170	99
Origination of leases, notes and other receivables	–	(63)
Net cash provided by (used in) investing activities	293	(156)
FINANCING ACTIVITIES
Repayment of debt	(22)	(146)
Payment of cash dividends (including return of capital)	(50)	(55)
Net cash used in financing activities	(72)	(201)
Net increase (decrease) in cash and cash equivalents	428	(232)
Cash and cash equivalents at beginning of year	297	642
Cash and cash equivalents at end of period	$725	$410

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$131	$(3)

Net transfer to (from) equipment under operating leases	$(100)	$511

Net transfer from finance leases	$–	$(508)

Transfer from other assets	$(31)	$–

Mark-to-market for fair value hedge derivatives on underlying debt	$30	$(47)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

We prepared the accompanying unaudited condensed consolidated financial statements of Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Note 2 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services (CFS) business. The final asset sale closed December 27, 2004. Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we are liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we are liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. At March 31, 2006, our maximum exposure to loss associated with the loss sharing arrangement was $218.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Reserve at beginning of period	$81	$90
Increase in reserve	8	25
Payments made to GECC	–	(34)
Reserve at end of period	$89	$81

During the first quarter ended March 31, 2006, GECC reported to us a net gain of $8 due primarily to the reversal of losses previously recorded. We concluded that future losses related to certain assets were probable and recorded the $8 as an increase in the reserve.

Note 3 – Transactions with Boeing

Certain of our financing transactions include intercompany guarantees, subsidies and other agreements with The Boeing Company (Boeing).

At March 31, 2006, we were the beneficiary under $2,780 of guarantees ($2,472 for domestic airlines and $308 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $3,536.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	March 31, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Notes and finance lease receivables	$1,783	$2,356	$1,946	$3,115
Equipment under operating leases, net	997	1,180	945	1,136
Investments	–	–	10	93
	$2,780	$3,536	$2,901	$4,344

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717	$1,844	$2,468	$1,894	$2,524
Out of production twin-aisle aircraft	292	395	293	402
Out of production single-aisle aircraft	326	320	322	322
Other, including other Boeing and regional aircraft	318	353	392	1,096
	$2,780	$3,536	$2,901	$4,344

Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in Boeing’s Condensed Consolidated Financial Statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. Receipts under Boeing guarantees are net of the realization of underlying residual values, partial rent receipts, re-lease rental receipts or other mitigating value received.

Since 2004, we and Boeing have terminated various guarantee and subsidy agreements by transferring cash to us representing the settlement value of the terminated agreements. We accounted for these cash receipts as deferred income that will be recognized over the period of the underlying transaction that was the basis of the terminated agreement. In March 2006, Boeing paid us $96 associated with the partial settlement of a guarantee on 24 717 aircraft. The amount was recorded as unearned income which is included in the balance of finance leases and will be recognized ratably over the remaining terms of the related finance leases. As a result of this transfer, our carrying value for these finance lease receivables is the same as that of Boeing.

At March 31, 2006 and December 31, 2005, Accounts with Boeing and Boeing Capital Services Corporation included $183 and $107 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2006		2005
	Guarantees	Subsidies	Guarantees	Subsidies
Applied to income	$1	$12	$6	$21
Net change in carrying value of finance lease receivables	96	–	1	–
Net change in deferred revenue	6	70	–	(1)
Net cash received under intercompany agreements	$103	$82	$7	$20

For the three months ended March 31, 2006 and 2005, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $11.

For the three months ended March 31, 2006 and 2005, we recorded new business volume of $76 and $81 related to our purchase of aircraft and equipment from Boeing.

Note 4 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the three months ended March 31:

	2006	2005
Allowance for losses on receivables at beginning of period	$101	$240
Net reduction due to changes in default rates	(8)	–
Provision due to changes in collateral value	2	10
Other, including asset run off	5	(6)
Write-offs, net of recoveries	(1)	(119)
Allowance for losses on receivables at end of period	$99	$125

Allowance as a percentage of total receivables	2.1%	2.5%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables for the three months ended March 31, calculated in accordance with our accounting policy if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable collateral exposure for various receivables and would change the classification of certain finance lease receivables to operating leases.

	2006	2005
	Pro Forma
Allowance for losses on receivables at beginning of period	$274	$402
Net reduction due to changes in default rates	(11)	–
Provision due to changes in collateral value	2	26
Other, including asset run off	8	(22)
Write-offs, net of recoveries	(16)	(200)
Allowance for losses on receivables at end of period	$257	$206

Allowance as a percentage of total receivables (pro forma)	5.4%	4.2%

The carrying value of impaired receivables consisted of the following:

	March 31, 2006	December 31, 2005
Impaired receivables with specific impairment allowance	$44	$47
Impaired receivables with no specific allowance	1,167	1,464
Carrying value of impaired receivables	$1,211	$1,511

Allowance for losses on impaired receivables was $19 and $21 at March 31, 2006 and December 31, 2005.

United Air Lines, Inc. (United) emerged from bankruptcy on February 1, 2006. At March 31, 2006, $711 of United’s receivables were classified as impaired until maturity since the effective interest rates for certain notes receivable that were restructured in 2003 were below market terms at the time of the restructuring. At December 31, 2005, $1,008 of United’s receivables were classified as impaired.

Non-Performing Portfolio Assets

Non-performing portfolio assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	March 31, 2006	December 31, 2005
Assets placed on non-accrual status:
Receivables	$121	$127
Equipment under operating leases, net	167	246
Investments	156	155
	444	528
Assets held for sale or re-lease, net	3	11
	$447	$539

Percent of non-accrual receivables to total receivables	2.5%	2.6%
Percent of total non-performing assets to total portfolio	5.0%	5.9%

At March 31, 2006 and December 31, 2005, ATA Holdings Corp. (ATA), Viacao Aerea Rio-Grandense (VARIG), Delta Air Lines, Inc. (Delta) and Northwest Airlines, Inc. (Northwest) were considered customers with non-performing assets. Due to guarantees available to us from Boeing, we continue to accrue income on certain receivables from Northwest with a carrying value of $357 and certain equipment under operating leases from VARIG with a carrying value of $266. For further discussion on our portfolio assets with these customers, see Note 8 – Commitments and Contingencies.

For the portfolio assets that were non-performing as of and during the three months ended March 31, 2006, we recorded income of $7 based on cash received of $14. For the portfolio assets that were non-performing as of and during the three months ended March 31, 2005, we recorded income of $7 based on cash received of $7.

Note 5 – Investments

Available-for-sale securities consisted of the following:

	March 31, 2006	December 31, 2005
Carrying value (estimated fair value)	$178	$269
Amortized cost	145	258
Net unrealized gain carried in Accumulated other comprehensive income (1)	$33	$11

(1)	At March 31, 2006 and December 31, 2005, this includes total unrealized gains of $36 and $26 and unrealized losses of $3 and $15.

Included in investments at March 31, 2006 and December 31, 2005 was $1 related to an investment reported at cost, which was not classified as available-for-sale securities for financial statement purposes.

During 2005 we deemed our investments in the two Enhanced Equipment Trust Certificates (EETC) of Delta and investments in the Equipment Trust Certificate (ETC) and EETC of Northwest to be other-than-temporarily impaired and reduced the carrying value of these investments to their fair value. Delta and Northwest also continue to be on non-accrual status and payments received on these investments have been recorded using the cost recovery method.

In March 2006, we sold for $97 one of our investments in an EETC at its face value including accrued interest.

Our available-for-sale investments included a subordinated debt investment in one other EETC with an estimated fair value of $21. Due to the commercial aviation market downturn in the United States this investment with an unrealized loss of $3 has been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of this investment we concluded that it is not other-than-temporarily impaired. Our assessment was based on the value of the underlying collateral, the term of this debt security, both internal and third party credit reviews, analysis of the counterparty (a major domestic airline), and our ability to hold our investment until it recovers its carrying value. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of this debt security. As of March 31, 2006 we have received all payments contractually required for this debt security.

Note 6 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	March 31, 2006	December 31, 2005
3.25% – 7.64% fixed rate notes due through 2017	$5,877	$5,919
5.20% – 6.60% floating rate notes due through 2023 (1)	129	129
4.84% – 7.10% non-recourse notes due through 2013 (1)	79	80
4.73% – 7.00% capital lease obligations due through 2015 (1)	183	194
	$6,268	$6,322

(1)	Interest rates on floating rate debt are the contractual interest rates at March 31, 2006.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2006, as well as during the three months ended March 31, 2006, we were in compliance in all material respects with these and our various other debt covenants.

Note 7 – Share-Based Plans Expense

Share-based plans expense principally relates to Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. For the three months ended March 31, 2006 and 2005, we recorded $2 and $10 of share-based plans expense.

Note 8 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

At March 31, 2006 and December 31, 2005, ATA accounted for $167 and $253 (1.9% and 2.7%) of our total portfolio. At March 31, 2006, the ATA portfolio consisted of operating leases for four 757 aircraft and a note receivable. ATA emerged from bankruptcy on February 28, 2006. ATA’s emergence from bankruptcy did not have a material impact on our earnings, cash flows and/or financial position.

At March 31, 2006 and December 31, 2005, VARIG accounted for $266 and $270 (3.0% and 2.9%) of our total portfolio. At March 31, 2006, the VARIG portfolio consisted of two 737 aircraft and six MD-11 aircraft. VARIG’s petition for reorganization was granted on June 22, 2005 by a Brazilian Court. In December 2005, VARIG’s reorganization plan was approved by the creditors and the Brazilian Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. VARIG is currently in default on its post-petition obligations and is seeking funding sources that will allow VARIG to continue its operations. We have provided VARIG with a demand notice for the 737 aircraft and the MD-11 aircraft, and are considering other alternative remedies available under our leases. Boeing has provided us with first loss deficiency and partial rental guarantees covering $198 of the VARIG pre- and post-petition obligations. In December 2005, we committed to provide a loan facility up to $14 and in the first quarter of 2006 we provided payment assurances to assist with the repair of certain MD-11 engines. As of March 31, 2006, we had a liability of $15 for the combined expected loss under these obligations and a receivable of $15 from Boeing. Taking into account the guarantees from Boeing, we do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

At March 31, 2006 and December 31, 2005, Delta accounted for $123 and $118 (1.4% and 1.3%) of our total portfolio. At March 31, 2006, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection on a consolidated basis. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return aircraft, including our aircraft. To date, none of the aircraft subject to the Delta bankruptcy have been rejected or returned, and Delta is performing its obligations relating to the aircraft securing the two EETCs. At March 31, 2006 and December 31, 2005, Comair, Inc., a

subsidiary of Delta subject to the consolidated bankruptcy, accounted for $10 and $10 (0.1% and 0.1%) of our total portfolio. At March 31, 2006, the Comair portfolio consisted of seven Embraer 120 aircraft. Comair is currently in default on its obligations, and four aircraft on direct lease to Comair are past their scheduled termination dates and have not been returned. We do not expect that the current bankruptcies or reorganizations of Delta or Comair, including a return of some or all of the aircraft financed, will have a material effect on our future earnings, cash flows and/or financial position.

At March 31, 2006 and December 31, 2005, Northwest accounted for $491 and $494 (5.5% and 5.4%) of our total portfolio. At March 31, 2006, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return aircraft, including our aircraft. Northwest requested a restructuring of certain obligations relating to both the ETC and notes receivable. We are currently evaluating the restructuring terms of our notes receivable. Taking into account the guarantees from Boeing on certain notes receivable from Northwest, we do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2006, we had financing commitments of $950, and Boeing and Boeing Capital Services Corporation (BCSC) had unfunded commercial aircraft financing commitments of $12,000, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers, which eliminates the need for our financing. Based on historical experience, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. If there were requirements to fund all Boeing and BCSC commitments totaling $12,000, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $1,450 in less than one year,
–	an additional $7,900 in one to three years,
–	an additional $2,150 in three to five years and
–	an additional $500 after five years.

We expect to ultimately provide funding for those Boeing and BCSC commitments which are exercised.

If we were required to fund all of our commitments totaling $950, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $600 in less than one year and
–	an additional $350 in one to three years.

We expect to provide funding for those commitments which are exercised.

Note 9 – Off-Balance Sheet Arrangements

Material Variable Interests in Unconsolidated Entities

At March 31, 2006, we believe that our maximum exposure to economic loss from our ETC and EETCs is $178. Accounting losses from our investments in the ETC and EETCs, if any, could differ from period to period. At March 31, 2006, the ETC and EETC transactions in which we invested had total assets of $3,555 ($3,985 at December 31, 2005) and total debt (which is non-recourse to us) of $3,377 ($3,716 at December 31, 2005). For the three months ended March 31, 2006, we recorded revenue of $1 and cash flows of $9 related to these investments.

Note 10 – Concentrations

Generally, each asset in our portfolio is backed both by the value of the equipment that we have financed and by a particular customer’s credit. Our risk is that both a customer defaults and the current market value of the related equipment does not equal or exceed the amount of our investment. That risk is sometimes mitigated by cross-collateralization or other transactional features. Our risk on certain transactions has been mitigated in part by transactional support provided by Boeing; that support itself is concentrated on financing of the 717 aircraft in our portfolio. Consistent with our mission, our portfolio is concentrated in Boeing equipment financed for Boeing customers. However, because our risk of loss is determined by many factors, the single-factor analyses of our portfolio shown below should not be interpreted as defining our concentrations of risk.

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,580	17.6%	$1,679	18.2%
United	1,066	11.9	1,080	11.7
American	716	8.0	729	7.9
Midwest	606	6.8	552	6.0
Northwest	491	5.5	494	5.4
	$4,459	49.8%	$4,534	49.2%

At March 31, 2006 and December 31, 2005, our AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 75 717 aircraft and an EETC with a carrying value of $21. For the three months ended March 31, 2006 and 2005, AirTran accounted for more than 10% of our revenue.

At March 31, 2006 and December 31, 2005, our United portfolio consisted of security interests in two 767 aircraft and 13 777 aircraft and an ownership and security interests in five 757 aircraft. For the three months ended March 31, 2006, United accounted for more than 10% of our revenue.

At March 31, 2006 and December 31, 2005, our American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and secured loans on nine 767 aircraft and two 777 aircraft. At March 31, 2006, we also have liens on other assets securing American’s obligations to us.

At March 31, 2006 and December 31, 2005, our Midwest Airlines, Inc. (Midwest) portfolio consisted of leases on 24 and 22 717 aircraft.

Portfolio carrying values were represented in the following regions:

	March 31, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,673	74.4%	$6,783	73.7%
Europe	1,140	12.7	1,171	12.7
Asia/Australia	534	6.0	624	6.8
Latin America	481	5.4	490	5.3
Other	137	1.5	138	1.5
	$8,965	100.0%	$9,206	100.0%

Portfolio carrying values were represented by the following product types:

	March 31, 2006
	Receivables (1)	Operating Leases (1)	Investments (2)	Held for Sale or Re-Lease	Total
717	$1,846	$710	$22	$–	$2,578
757	285	939	–	–	1,224
777	1,033	–	–	–	1,033
767	587	231	–	73	891
737	43	580	–	95	718
MD-11	91	587	–	–	678
747	100	389	9	–	498
MD-80	318	90	–	–	408
Other (3)	472	308	148	9	937
	$4,775	$3,834	$179	$177	$8,965

	December 31, 2005
	Receivables (1)	Operating Leases (1)	Investments (2)	Held for Sale or Re-Lease	Total
717	$1,955	$658	$21	$–	$2,634
757	288	934	–	–	1,222
777	1,048	–	–	–	1,048
767	598	309	–	–	907
737	46	655	–	36	737
MD-11	92	597	–	–	689
747	100	395	9	–	504
MD-80	320	92	–	–	412
Other (3)	502	300	240	11	1,053
	$4,949	$3,940	$270	$47	$9,206

(1)	Includes owned aircraft and receivables secured by aircraft, some of which are subordinated.

(2)	Represents aircraft and other investments secured by equipment through EETCs, ETC and other trust-related interests and other investments that we hold.

(3)	Includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments), are categorized as follows:

	March 31, 2006	December 31, 2005
2000 and newer	66.9%	67.4%
1995 – 1999	14.2	13.0
1990 – 1994	9.8	9.8
1989 and older	9.1	9.8
	100.0%	100.0%

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

-

various business environment trends, including general economic conditions, (including changes to fuel prices), and the airline industry, in particular (including air traffic growth rates, the impact of bankruptcies or restructurings on certain commercial airline customers, and changes in aircraft valuations);

-	the sufficiency of our liquidity, including access to capital markets;

-

the impact on us of strategic decisions by The Boeing Company (Boeing), including the level of financing opportunities and transactional or other financial support made available to us by Boeing and the ending of production of certain aircraft programs;

-	our ability to meet our current contractual obligations;

-	continued competition from numerous providers of financing solutions in the commercial aircraft and space and defense markets;

-	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

-	future earnings, costs, expenditures and allowance for receivable losses; and

-	other risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Overview

During the first quarter of 2006, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At March 31, 2006, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At March 31, 2006, we owned 334 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 146 aircraft, including those owned in a joint venture and Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at March 31, 2006 decreased to $9.0 billion from $9.2 billion at December 31, 2005. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2006		Year Ended December 31, 2005
New business volume	$92		$601
Charge-off due to customer restructuring	(1)		(200)
Transfer of assets of discontinued operations	–		67
Asset impairment	(2)		(89	) (1)
Asset run off	(260	) (2)	(381)
Asset dispositions	(9)		(228)
Depreciation expense	(61)		(244)
Net change in portfolio balance	$(241)		$(474)

(1)	Asset impairment does not include our interest in collateral which has been classified as Other assets in our Condensed Consolidated Balance Sheets.

(2)	Asset run off includes $96 million associated with the partial settlement of a guarantee with Boeing.

At March 31, 2006 and December 31, 2005, we had $177 million and $47 million of assets that were held for sale or re-lease which included $95 million and $36 million of assets currently under lease. Of the remaining $82 and $11 million of assets held for sale or re-lease at March 31, 2006 and December 31, 2005, $79 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $227 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed and $160 million were subject to firm contracts at March 31, 2006.

Consolidated Results of Operations

Our net income was $49 million for the three months ended March 31, 2006 compared with $29 million for the same period in 2005, an increase of $20 million. The increase in our net income was primarily due to lower operating expenses, lower asset impairment expense and lower other expense during the first three months of 2006.

Interest income on notes receivable for the three months ended March 31, 2006 was $48 million compared with $43 million for the same period in 2005, an increase of $5 million. This increase was primarily due to an increase in the underlying interest rates on our variable rate notes receivable to 8.9% from 7.9% partially offset by a decrease in the average balance of our notes receivable portfolio.

Investment income for the three months ended March 31, 2006 was $6 million compared with $10 million for the same period in 2005, a decrease of $4 million. This decrease was primarily due to placing our Delta and Northwest investments on non-accrual status.

Other income for the three months ended March 31, 2006 was $6 million compared with $12 million for the same period in 2005, a decrease of $6 million. This decrease was primarily due to lower fees related to an expired financing commitment offset by increased income on short-term investments.

Provision for (recovery of) losses for the three months ended March 31, 2006 was a net recovery of $1 million compared with a provision for $4 million for the same period in 2005 to adjust the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses.

Operating expenses, which consists of general and administrative expenses, for the three months ended March 31, 2006 was $14 million compared with $25 million for the same period in 2005, a decrease of $11 million. This decrease was primarily due to $2 million of share-based plans expense recorded for the first three months ended March 31, 2006 compared with $10 million for the same period in 2005.

Asset impairment expense for the three months ended March 31, 2006 was $2 million compared with $9 million for the same period in 2005, a decrease of $7 million. For the three months ended March 31, 2006, we wrote down the carrying value of four aircraft that will be sold after March 31, 2006. For the three months ended March 31, 2005, we reduced the carrying value of one aircraft by $7 million due to the bankruptcy of the lessee. In addition, we recorded $2 million for a loss realized on the exchange of the Delta EETC investments.

Other expense for the three months ended March 31, 2006 was $1 million compared with $7 million for the same period in 2005, a decrease of $6 million. This decrease was primarily due to lower aircraft delivery and modification expense.

Provision for income tax for the three months ended March 31, 2006 was $21 million compared with $15 million for the same period in 2005, an increase of $6 million. This increase was primarily due to an increase in pre-tax income and an increase in the effective state income tax rate. These increases were offset by a nonrecurring tax settlement with Boeing under our intercompany tax sharing arrangement.

Liquidity and Capital Resources

Our total cash and cash equivalents were $725 million at March 31, 2006, an increase from $297 million at December 31, 2005. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2006	2005
Net cash provided by operating activities	$207	$125
Net cash provided by (used in) investing activities	293	(156)
Net cash used in financing activities	(72)	(201)
Net increase (decrease) in cash and cash equivalents	$428	$(232)

Operating activities

During the three months ended March 31, 2006, net cash provided by operating activities included net income from operations of $49 million. We had net adjustments for non-cash items of $44 million which primarily related to depreciation. We also had an increase in our net operating assets and liabilities of $114 million which included $36 million for prepaid rent and $88 million for guarantee and subsidy settlements with Boeing.

During the three months ended March 31, 2005, net cash provided by operating activities included net income from operations of $29 million. We had net adjustments for non-cash items of $88 million which primarily related to depreciation and share-based plans expense. We also had an increase in our net operating assets and liabilities of $8 million.

Investing activities

During the three months ended March 31, 2006, net cash provided by investing activities included $97 million from the sale of one of our investments in an EETC, $96 million received from Boeing associated with the partial settlement of a guarantee on 24 717 aircraft. Net cash provided by investing activities also included $71 million for the sale of an aircraft which is expected to be completed in the second quarter of 2006.

During the three months ended March 31, 2005, net cash used in investing activities included $178 million payable to Boeing for the purchase of a participation in the D tranche Delta EETC investment and certain other rights partially offset by proceeds from the disposition of certain investments of $14 million.

Financing activities

During the three months ended March 31, 2006, we made debt repayments of $22 million and cash dividends (including the return of capital) to Boeing of $50 million.

During the three months ended March 31, 2005, we made debt repayments of $146 million and cash dividends to Boeing of $55 million.

Outstanding debt at March 31, 2006 and December 31, 2005 was $6.3 billion. During the first quarter of 2006, we did not issue any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at March 31, 2006 and December 31, 2005 was 4.9-to-1 and 5.0-to-1.

Capital Resources

We have liquidity requirements, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. We plan to satisfy these liquidity needs from the following sources:

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

Additionally, we have $1.5 billion of unused borrowing capacity under Boeing’s committed revolving credit line agreements.

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions or declines in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure in our portfolio; general market conditions, especially those associated with our customers; and our ability to access the global capital markets.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by ratings of our debt by credit rating agencies. As a wholly owned finance company, our credit ratings are closely tied to those of Boeing due to the Support Agreement entered into between Boeing and us in December 2003 and transactional support and guarantees. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, which in turn may reflect changing views of the airline industry or the defense industry or of Boeing’s competitive positions in them. It is possible that these changes could affect our access to the capital markets. We believe our access to the capital markets is adequate.

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-1	F-1
Senior	A	A2	A+

On March 15, 2006, Moody’s Investors Service upgraded its ratings on debt securities issued by Boeing and us. The short-term rating was changed to P-1 from P-2 and the senior rating was changed to A2 from A3.

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Change in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 24, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

April 26, 2006	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer
(Principal Financial Officer) and Registrant’s Authorized Officer

April 26, 2006	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)