Form 10-Q
period 2006-06-30
BOEING CAPITAL CORP
filed 2006-07-26
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 24, 2006: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$483	$297
Receivables:
Finance leases	2,659	2,768
Notes and other	1,830	2,181
	4,489	4,949
Allowance for losses on receivables	(102)	(101)
	4,387	4,848
Equipment under operating leases, net	3,729	3,940
Investments	177	270
Assets held for sale or re-lease, net	153	47
Other assets	107	142
	$9,036	$9,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$131	$156
Other liabilities	443	384
Accounts with Boeing	327	147
Deferred income taxes	1,288	1,274
Debt	5,699	6,322
	7,888	8,283
Minority interest	6	5
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,106	1,242
Accumulated other comprehensive income, net of tax	31	9
Retained earnings	–	–
	1,142	1,256
	$9,036	$9,544

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
REVENUE
Finance lease income	$49	$49	$99	$97
Interest income on notes receivable	45	46	93	89
Operating lease income	127	126	255	250
Investment income	2	10	8	20
Net gain on disposal of assets	11	23	10	23
Other income	9	7	15	19
	243	261	480	498
EXPENSES
Interest expense	89	90	179	179
Depreciation expense	64	60	125	121
Provision for (recovery of) losses	3	(36)	2	(32)
Operating expenses	17	17	31	42
Asset impairment expense	7	2	9	11
Other expense	–	8	1	15
	180	141	347	336
Minority interest income (expense)	(1)	–	(1)	2
Income from continuing operations before provision for income tax	62	120	132	164
Provision for income tax	21	44	42	59
Income from continuing operations	41	76	90	105
Net loss on disposal of discontinued operations, net of tax	–	(5)	–	(5)
Net income	$41	$71	$90	$100

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152
Non-cash capital contributions from Boeing	12	–	12	–	–
Cash dividends to Boeing	(160)	–	–	–	(160)
Net income	100	–	–	–	100	$100
Unrealized loss on investments, net of tax	(18)	–	–	(18)	–	(18)
Balance at June 30, 2005	$1,338	$5	$1,284	$(43)	$92	$82

Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	6	–	6	–	–
Cash dividends to Boeing (including return of capital)	(232)	–	(142)	–	(90)
Net income	90	–	–	–	90	$90
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized gain on investments and reclassification adjustment, net of tax	21	–	–	21	–	21
Balance at June 30, 2006	$1,142	$5	$1,106	$31	$–	$112

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2006	2005
OPERATING ACTIVITIES
Net income	$90	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	125	117
Net gain on disposal of discontinued operations	–	(3)
Net gain on disposal	(10)	(23)
Provision for (recovery of) losses	2	(32)
Net loss on derivative instruments	–	3
Asset impairment expense	9	11
Share-based plans expense	6	12
Other non-cash adjustments related to discontinued operations	–	8
Change in deferred income taxes	2	40
Change in assets and liabilities:
Other assets	(1)	16
Accrued interest and rents	3	(3)
Accounts payable and accrued expenses	(25)	(16)
Other liabilities	24	27
Accounts with Boeing	116	247
Other	(1)	(4)
Net cash provided by operating activities	340	500
INVESTING ACTIVITIES
Transfer of net assets from Boeing	–	(178)
Proceeds from available-for-sale investments	126	19
Purchase of equipment for operating leases	(73)	(73)
Proceeds from disposition of equipment and receivables	402	220
Principal payments of leases, notes and other receivables	231	165
Origination of leases, notes and other receivables	(18)	(343)
Proceeds from disposal of discontinued operations	–	13
Collection of leases, notes and other receivables of discontinued operations	–	1
Net cash provided by (used in) investing activities	668	(176)
FINANCING ACTIVITIES
Repayment of debt	(570)	(413)
Payment of cash dividends (including return of capital)	(232)	(160)
Repayment of note payable with Boeing Capital Services Corporation	(20)	–
Net cash used in financing activities	(822)	(573)
Net increase (decrease) in cash and cash equivalents	186	(249)
Cash and cash equivalents at beginning of year	297	642
Cash and cash equivalents at end of period	$483	$393

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to assets held for sale or re-lease	$494	$97

Net transfer from notes receivable	$(284)	$–

Net transfer to (from) equipment under operating leases	$(130)	$478

Net transfer to (from) finance leases	$41	$(508)

Transfer from discontinued operations	$–	$(67)

Transfer from other assets	$(37)	$–

Transfer from accounts with Boeing	$(84)	$–

Changes in fair value hedge derivatives on underlying debt	$50	$4

Changes in other assets due to fair value hedge derivatives	$(12)	$–

Changes in other liabilities due to fair value hedge derivatives	$(38)	$(4)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also requires de-recognition of income tax assets and liabilities, and provides guidance on classification of current and deferred income tax assets and liabilities, interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

Note 3 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed on December 27, 2004. Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we are liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we are liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. At June 30, 2006, our maximum exposure to loss associated with the loss sharing arrangement was $219, for which we have accrued a liability of $90.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Reserve at beginning of period	$81	$90
Increase in reserve	–	25
Payments received from (made to) GECC	9	(34)
Reserve at end of period	$90	$81

During the six months ended June 30, 2006, GECC paid to us a net gain of $9 primarily due to the reversal of losses previously recorded.

Note 4 – Transactions with Boeing

Our mission is to arrange or, if necessary, provide for the financing of products manufactured by Boeing.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, an operating agreement (which contains certain tax sharing provisions), a support agreement and credit arrangements allowing us to borrow under Boeing’s committed revolving line of credit agreements.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

At June 30, 2006, we were the beneficiary under $2,819 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $3,574.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	June 30, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Notes and finance lease receivables	$1,800	$2,384	$1,946	$3,115
Equipment under operating leases, net	1,019	1,190	945	1,136
Investments	–	–	10	93
	$2,819	$3,574	$2,901	$4,344

Intercompany guarantee amounts by aircraft type are summarized as follows:

	June 30, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,888	$2,532	$1,894	$2,524
Out of production twin-aisle aircraft	292	382	293	402
Out of production single-aisle aircraft	317	308	322	322
Other, including other Boeing and regional aircraft	322	352	392	1,096
	$2,819	$3,574	$2,901	$4,344

In March 2006, Boeing paid us $96 associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft. The amount was recorded as unearned income which is included in the balance of finance leases and will be recognized ratably over the remaining terms of the related finance leases. As a result of this payment, our carrying value for these finance lease receivables is substantially the same as that of Boeing.

At June 30, 2006 and December 31, 2005, Accounts with Boeing included $171 and $107 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2006		2005
	Guarantees	Subsidies	Guarantees	Subsidies
Applied to income	$11	$23	$14	$42
Payment for future unearned finance lease income	96	–	2	–
Applied to reserves	–	–	87	–
Net change in deferred revenue	5	59	1	87
Net cash received under intercompany agreements	$112	$82	$104	$129

For the six months ended June 30, 2006 and 2005, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $27 and $21.

For the six months ended June 30, 2006 and 2005, we recorded new business volume of $158 and $177 related to aircraft and equipment purchased from Boeing.

In May 2006, we repaid our $20 note payable to our parent, Boeing Capital Services Corporation, an indirect wholly owned subsidiary of Boeing.

Note 5 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the six months ended June 30:

	2006	2005
Allowance for losses on receivables at beginning of period	$101	$240
Net reduction due to changes in default rates	(8)	(31)
Provision due to changes in collateral value	10	39
Other, including asset run off	–	(40)
Write-offs, net of recoveries	(1)	(120)
Allowance transferred from Boeing	–	6
Allowance for losses on receivables at end of period	$102	$94

Allowance as a percentage of total receivables	2.3%	1.9%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables for the six months ended June 30, calculated in accordance with our accounting policy if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases classified as operating leases by Boeing.

	2006	2005
	Pro Forma
Allowance for losses on receivables at beginning of period	$274	$402
Net reduction due to changes in default rates	(11)	(39)
Provision due to changes in collateral value	11	80
Other, including asset run off	2	(27)
Write-offs, net of recoveries	(16)	(201)
Allowance for losses on receivables at end of period	$260	$215

Allowance as a percentage of total receivables (pro forma)	5.4%	4.2%

The carrying value of impaired receivables consisted of the following:

	June 30, 2006	December 31, 2005
Impaired receivables with specific impairment allowance	$51	$47
Impaired receivables with no specific allowance	1,152	1,464
Carrying value of impaired receivables	$1,203	$1,511

Allowance for losses on impaired receivables was $24 and $21 at June 30, 2006 and December 31, 2005.

United Air Lines, Inc. (United) emerged from bankruptcy on February 1, 2006. At June 30, 2006, $704 of United’s receivables were classified as impaired until maturity since the effective interest rates for certain notes receivable that were restructured in 2003 were below market terms at the time of the restructuring. At December 31, 2005, $1,008 of United’s receivables were classified as impaired.

Non-Performing Portfolio Assets

Non-performing portfolio assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	June 30, 2006	December 31, 2005
Assets placed on non-accrual status:
Receivables	$119	$127
Equipment under operating leases, net	168	246
Investments	154	155
	441	528
Assets held for sale or re-lease, net	8	11
	$449	$539

Percent of non-accrual receivables to total receivables	2.7%	2.6%
Percent of total non-performing assets to total portfolio	5.3%	5.9%

In addition we have other non-performing assets which have guarantees available to us from Boeing. As a result, we continue to accrue income on receivables with a carrying value of $348 and equipment under operating leases with a carrying value of $258.

For the portfolio assets that were non-performing as of and during the six months ended June 30, 2006, we recorded income of $11 based on cash received of $21. For the portfolio assets that were non-performing as of and during the six months ended June 30, 2005, we recorded income of $18 based on cash received of $18.

Note 6 – Investments

Available-for-sale securities consisted of the following:

	June 30, 2006	December 31, 2005
Carrying value (estimated fair value)	$176	$269
Amortized cost	132	258
Net unrealized gain carried in Accumulated other comprehensive income (1)	$44	$11

(1)	At June 30, 2006 and December 31, 2005, this included total unrealized gains of $46 and $26 and unrealized losses of $2 and $15.

During the six months ended June 30, 2006, we sold certain investments for $107 and recognized a minimal gain.

During 2005 we deemed certain of our investments to be other-than-temporarily impaired and reduced the carrying value of these investments to their fair value. These investments with a carrying value of $154 continue to be on non-accrual status and payments received on these investments have been recorded using the cost recovery method.

Note 7 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	June 30, 2006	December 31, 2005
3.25% - 7.64% fixed rate notes due through 2017	$5,340	$5,919
5.62% - 6.91% floating rate notes due through 2023 (1)	129	129
4.84% - 7.59% non-recourse notes due through 2013 (1)	78	80
4.12% - 7.00% capital lease obligations due through 2015 (1)	152	194
	$5,699	$6,322

(1)	Interest rates on floating rate debt are the contractual interest rates at June 30, 2006.

At June 30, 2006 and December 31, 2005, we had interest rate swaps, which effectively convert $1,800 and $1,950 of debt from fixed rate to floating rate and $92 from floating rate to fixed rate.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. As of and during the six months ended June 30, 2006 we were in compliance in all material respects with these and our various other debt covenants.

Note 8 – Share-Based Plans Expense

Share-based plans expense principally relates to Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. For the six months ended June 30, 2006 and 2005, we recorded $6 and $12 of share-based plans expense.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

At June 30, 2006 and December 31, 2005, Viacao Aerea Rio-Grandense (VARIG) accounted for $258 and $270 (3.0% and 2.9%) of our total portfolio. At June 30, 2006, the VARIG portfolio consisted of two 737 aircraft and six MD-11 aircraft. VARIG’s petition for reorganization was granted on June 22, 2005 by a Brazilian Court. In December 2005, VARIG’s reorganization plan was approved by the creditors and the Brazilian Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings. VARIG is currently in default on its post-petition obligations. Boeing has provided us with first loss deficiency and partial rental guarantees covering $229 of the VARIG pre- and post-petition obligations. In December 2005, we committed to provide a loan facility up to $14 and in the first quarter of 2006 we provided payment assurances to assist with the repair of certain MD-11 engines. As of June 30, 2006, we had a liability of $8 for the combined expected loss under these obligations. Currently, we are negotiating termination agreements for our aircraft leased to VARIG and all such aircraft are grounded under a New York court order or for maintenance purposes. An auction for certain assets of VARIG was held with a successful bidder, and has been ratified by the Brazilian Court. The effect of the auction as it relates to VARIG’s obligations to us is not yet known. Taking into account the guarantees from Boeing, we do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

At June 30, 2006 and December 31, 2005, Delta Air Lines, Inc. (Delta) accounted for $121 and $118 (1.4% and 1.3%) of our total portfolio. At June 30, 2006, the Delta portfolio consisted of investments in two Enhanced Equipment Trust Certificates (EETC) secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection on a consolidated basis. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. To date, Delta is performing its obligations relating to the two EETCs and has not rejected or returned the aircraft. At December 31, 2005, Comair, Inc. (Comair), a subsidiary of Delta subject to the consolidated bankruptcy, accounted for $10 (0.1%) of our total portfolio. Effective June 28, 2006, the bankruptcy court approved Comair’s motion to reject its leases with us and the underlying aircraft have been returned. We do not expect that the current bankruptcies or reorganizations of Delta or Comair, including the return of some or all of the aircraft financed, will have a material effect on our future earnings, cash flows and/or financial position.

At June 30, 2006 and December 31, 2005, Northwest Airlines, Inc. (Northwest) accounted for $481 and $494 (5.6% and 5.4%) of our total portfolio. At June 30, 2006, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an investment in an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. Northwest requested a restructuring of certain obligations relating to the notes receivable, which we are currently evaluating. Taking into account the guarantees from Boeing on certain notes receivable from Northwest, we do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At June 30, 2006, we had financing commitments of $800, and Boeing had unfunded commercial aircraft financing commitments of $12,200, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers, which eliminates the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft in our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. If there were requirements to fund all Boeing commitments totaling $12,200, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $2,000 in less than one year,

–	an additional $6,300 in one to three years,

–	an additional $3,300 in three to five years and

–	an additional $600 after five years.

We expect to ultimately provide funding for those Boeing commitments which are exercised.

If we were required to fund all of our commitments totaling $800, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $500 in less than one year,

–	an additional $250 in one to three years and

–	an additional $50 in three to five years.

We expect to provide funding for those commitments which are exercised.

Note 10 – Off-Balance Sheet Arrangements

Variable Interests in Unconsolidated Entities

At June 30, 2006, our maximum exposure to economic loss from our EETCs is $176. Accounting losses from our investments in the EETCs, if any, could differ from period to period. At June 30, 2006, the EETC investments had total assets of $2,387 ($3,985 at December 31, 2005) and total debt (which is non-recourse to us) of $2,211 ($3,716 at December 31, 2005) which included $1,885 of debt investments senior to our debt investments. For the six months ended June 30, 2006, we recorded revenue of $1 and received cash of $13 related to these investments.

Note 11 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,621	19.0%	$1,679	18.2%
United	773	9.0	1,080	11.7
American	703	8.2	729	7.9
Midwest	630	7.4	552	6.0
Northwest	481	5.6	494	5.4
	$4,208	49.2%	$4,534	49.2%

At June 30, 2006 and December 31, 2005, our AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 77 and 75 717 aircraft and an EETC with a carrying value of $21. For the six months ended June 30, 2006 and 2005, AirTran accounted for more than 10% of our revenue.

At June 30, 2006 and December 31, 2005, our United portfolio consisted of security interests in 9 and 13 777 aircraft, security interests in two 767 aircraft and an ownership and security interests in five 757 aircraft. For the six months ended June 30, 2006, United accounted for more than 10% of our revenue.

At June 30, 2006 and December 31, 2005, our American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and secured loans on nine 767 aircraft and two 777 aircraft. At June 30, 2006, we also have liens on other assets securing American’s obligations to us.

At June 30, 2006 and December 31, 2005, our Midwest Airlines, Inc. (Midwest) portfolio consisted of leases on 25 and 22 717 aircraft.

Portfolio carrying values were represented in the following regions:

	June 30, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States	$6,304	73.8%	$6,783	73.7%
Europe	1,102	12.9	1,171	12.7
Asia/Australia	537	6.3	624	6.8
Latin America	467	5.5	490	5.3
Other	138	1.5	138	1.5
	$8,548	100.0%	$9,206	100.0%

Portfolio carrying values were represented by the following product types:

	June 30, 2006	December 31, 2005
717	$2,641	$2,634
757	1,232	1,222
767	789	907
777	740	1,048
737	678	737
MD-11	664	689
747	481	504
MD-80	403	412
Other (1)	920	1,053
	$8,548	$9,206

(1)	Includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments), are categorized as follows:

	June 30, 2006	December 31, 2005
2000 and newer	66.2%	67.4%
1995 - 1999	14.9	13.0
1990 - 1994	10.1	9.8
1989 and older	8.8	9.8
	100.0%	100.0%

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

general economic conditions, which includes changes to fuel prices and business trends, particularly those affecting the airline industry (including air traffic growth rates, the impact of bankruptcies or restructurings on certain commercial airline customers, and changes in aircraft valuations);

–	the sufficiency of our liquidity, including access to capital markets;

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the level of financing opportunities and transactional or other financial support made available to us by Boeing and the ending of production of certain aircraft programs;

–	our ability to meet our current contractual obligations;

–	continued competition from numerous providers of financing solutions in the commercial aircraft and space and defense markets;

–	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for receivable losses;

–	volatility in our earnings due to the timing of asset sales and fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Please see Item 1A Risk Factors in this report and Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the six months ended June 30, 2006, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At June 30, 2006, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At June 30, 2006, we owned 324 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 145 commercial aircraft, including those owned in a joint venture and Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at June 30, 2006 decreased to $8.5 billion from $9.2 billion at December 31, 2005. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2006		Year Ended December 31, 2005
New business volume	$200		$601
Charge-off due to customer restructuring	(2)		(200)
Transfer of assets of discontinued operations	–		67
Asset impairment	(9)		(89	) (1)
Asset run off	(326	) (2)	(381)
Asset dispositions	(396)		(228)
Depreciation expense	(125)		(244)
Net change in portfolio balance	$(658)		$(474)

(1)	Asset impairment does not include our interest in collateral which has been classified as Other assets in our Condensed Consolidated Balance Sheets.

(2)	Asset run off includes $96 million associated with future unearned finance lease income and a partial settlement of guarantees with Boeing.

At June 30, 2006 and December 31, 2005, we had $153 million and $47 million of assets that were held for sale or re-lease which included $76 million and $36 million of assets currently under lease. Of the remaining $77 and $11 million of assets held for sale or re-lease at June 30, 2006 and December 31, 2005, $69 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $191 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed and $114 million were subject to firm contracts at June 30, 2006.

Consolidated Results of Operations

Our net income was $90 million for the six months ended June 30, 2006 compared with $100 million for the same period in 2005, a decrease of $10 million. The decrease in our net income was primarily due to a recovery of losses that occurred in 2005 and did not recur in 2006, lower net gain on sale of assets and lower investment income, partially offset by lower operating expenses and lower other expenses during the first six months of 2006.

Interest income on notes receivable for the six months ended June 30, 2006 was $93 million compared with $89 million for the same period in 2005, an increase of $4 million. This increase was primarily due to an increase in the underlying weighted average effective interest rates on our variable rate notes receivable to 9.1% from 8.0%, partially offset by a decrease in the average balance of our notes receivable portfolio.

Investment income for the six months ended June 30, 2006 was $8 million compared with $20 million for the same period in 2005, a decrease of $12 million. This decrease was primarily due to placing our Delta and Northwest investments on non-accrual status.

Net gain on disposal of assets for the six months ended June 30, 2006 was $10 million compared with $23 million for the same period in 2005, a decrease of $13 million. The net gain on disposal for the six months ended June 30, 2006 was primarily due to the sale of certain investments in notes receivable and the sale of two aircraft. The net gain on disposal for the six months ended June 30, 2005 was primarily due to the sale of four aircraft.

Other income for the six months ended June 30, 2006 was $15 million compared with $19 million for the same period in 2005, a decrease of $4 million. This decrease was primarily due to fees related to an expired financing commitment in 2005 that did not recur in 2006, partially offset by increased income on short-term investments.

Provision for (recovery of) losses for the six months ended June 30, 2006 was a provision of $2 million compared with a net recovery of $32 million for the same period in 2005. For the six months ended June 30, 2006 and 2005, we recorded a provision to adjust the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses. For the six months ended June 30, 2005, we had a net recovery through provision for losses primarily due to the emergence of one of our customers from bankruptcy.

Operating expenses, which consists of general and administrative expenses, for the six months ended June 30, 2006 were $31 million compared with $42 million for the same period in 2005, a decrease of $11 million. This decrease was primarily due to lower share-based plans expense by $6 million and lower allocation of general and administrative expenses from Boeing by $4 million.

Asset impairment expense for the six months ended June 30, 2006 was $9 million compared with $11 million for the same period in 2005, a decrease of $2 million. For the six months ended June 30, 2006, we wrote down the carrying value of five aircraft based on their reduced projected cash flows. For the six months ended June 30, 2005, we reduced the carrying value of one aircraft by $7 million due to the bankruptcy of the lessee.

Other expense for the six months ended June 30, 2006 was $1 million compared with $15 million for the same period in 2005, a decrease of $14 million. This decrease was primarily due to lower aircraft delivery, maintenance and modification expense.

Provision for income tax for the six months ended June 30, 2006 was $42 million compared with $59 million for the same period in 2005, a decrease of $17 million. This decrease was primarily due to a decrease in pre-tax income, a nonrecurring tax settlement with Boeing under our intercompany tax sharing arrangement and a decrease in the effective state income tax rate.

Liquidity and Capital Resources

Our total cash and cash equivalents were $483 million at June 30, 2006, an increase from $297 million at December 31, 2005. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2006	2005
Net cash provided by operating activities	$340	$500
Net cash provided by (used in) investing activities	668	(176)
Net cash used in financing activities	(822)	(573)
Net increase (decrease) in cash and cash equivalents	$186	$(249)

Operating activities

During the six months ended June 30, 2006, net cash provided by operating activities included net income from operations of $90 million. We had net adjustments for non-cash items of $134 million which primarily related to depreciation. We also had an increase in our net operating assets and liabilities of $116 million which included $45 million for guarantee and subsidy settlements with Boeing, $13 million for unearned lease income from Boeing and $35 million for income taxes.

During the six months ended June 30, 2005, net cash provided by operating activities included net income from operations of $100 million. We had net adjustments for non-cash items of $133 million which primarily related to depreciation. We also had an increase in our net operating assets and liabilities of $267 million which included $88 million for guarantee and subsidy settlements with Boeing, $27 million for unearned lease income from Boeing and $37 million for income taxes.

Investing activities

During the six months ended June 30, 2006, net cash provided by investing activities included $126 million primarily from the sale of certain of our investments, $297 million from the sale of certain notes receivable and $96 million from Boeing associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft which will be recognized ratably over the remaining terms of the related finance leases. Net cash provided by investing activities also included $71 million for the sale of an aircraft which was completed in the second quarter of 2006.

During the six months ended June 30, 2005, net cash used in investing activities included $178 million payable to Boeing for the purchase of a participation in an EETC investment and certain other rights.

Financing activities

During the six months ended June 30, 2006, we made debt repayments of $590 million and paid cash dividends (including return of capital) to Boeing of $232 million.

During the six months ended June 30, 2005, we made debt repayments of $413 million and paid cash dividends to Boeing of $160 million.

Outstanding debt at June 30, 2006 and December 31, 2005 was $5.7 billion and $6.3 billion. During the six months ended June 30, 2006, we did not issue any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at June 30, 2006 and December 31, 2005 was 5.0-to-1.

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

We have $1.5 billion of unused borrowing capacity under Boeing’s committed revolving credit line agreements that serve as a back-up facility for the issuance of commercial paper.

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

On May 11, 2006, Standard & Poor’s revised its outlook on Boeing and us to positive from stable.

Although credit ratings may impact the rate at which we can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization.

Standards Issued and Not Yet Implemented

See Note 2 for discussion of Standards Issued and Not Yet Implemented.

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

(b)	Change in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 1A. Risk Factors

For a detailed discussion of risk factors that may affect our business, see Part 1 Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005.

An additional risk factor which may cause our actual results to differ materially from our past performance is as follows:

We may experience volatility in our earnings due to asset sales, prepayments and lowered new volume, and the timing thereof.

From time to time, we may sell portions of our portfolio, including notes, leases or investments. The timing of these sales could affect our earnings due to the resulting gains or losses. If we do not replace the assets in our portfolio with new volume or investments, or as normal portfolio runoff or unexpected prepayments occur, we may experience decreases in our income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and of shareholder’s equity and comprehensive income, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

July 24, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

July 26, 2006	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 26, 2006	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)