Form 10-Q
period 2006-09-30
BOEING CAPITAL CORP
filed 2006-10-25
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-10795

BOEING CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2564584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Naches Ave. SW, 3rd Floor • Renton, Washington 98057

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 23, 2006: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$538	$297
Receivables:
Finance leases	2,618	2,768
Notes and other	1,799	2,181
	4,417	4,949
Allowance for losses on receivables	(101)	(101)
	4,316	4,848
Equipment under operating leases, net	3,372	3,940
Investments	105	270
Assets held for sale or re-lease, net	334	47
Other assets	91	142
	$8,756	$9,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$63	$156
Other liabilities	395	384
Accounts with Boeing	154	147
Deferred income taxes	1,267	1,274
Debt	5,720	6,322
	7,599	8,283
Minority interest	18	5
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,107	1,242
Accumulated other comprehensive income, net of tax	1	9
Retained earnings	26	–
	1,139	1,256
	$8,756	$9,544

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
REVENUE
Finance lease income	$42	$45	$141	$142
Interest income on notes receivable	41	43	134	132
Operating lease income	123	124	378	374
Investment income	53	9	61	29
Net gain on disposal of assets	37	1	47	24
Other income	8	8	23	27
	304	230	784	728
EXPENSES
Interest expense	88	87	267	266
Depreciation expense	59	62	184	183
Provision for (recovery of) losses	3	4	5	(28)
Operating expenses	13	12	44	54
Asset impairment expense	5	28	14	39
Other expense	2	9	3	24
	170	202	517	538
Minority interest income (expense)	(12)	–	(13)	2
Income from continuing operations before provision for income tax	122	28	254	192
Provision for income tax	44	13	86	72
Income from continuing operations	78	15	168	120
Net loss on disposal of discontinued operations, net of tax	–	(2)	–	(7)
Net income	$78	$13	$168	$113

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2005	$1,404	$5	$1,272	$(25)	$152
Non-cash capital contributions from Boeing	13	–	13	–	–
Cash dividends to Boeing	(218)	–	–	–	(218)
Net income	113	–	–	–	113	$113
Reclassification adjustment for losses realized in net income, net of tax	25	–	–	25	–	25
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(9)	–	–	(9)	–	(9)
Balance at September 30, 2005	$1,329	$5	$1,285	$(8)	$47	$130

Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	7	–	7	–	–
Cash dividends to Boeing (including return of capital)	(284)	–	(142)	–	(142)
Net income	168	–	–	–	168	$168
Unrealized loss on investments and reclassification adjustment, net of tax	(8)	–	–	(8)	–	(8)
Balance at September 30, 2006	$1,139	$5	$1,107	$1	$26	$160

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005
OPERATING ACTIVITIES
Net income	$168	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	184	185
Net gain on disposal of discontinued operations	–	(3)
Net gain on disposal of assets	(47)	(26)
Provision for (recovery of) losses	5	(28)
Net (gain) loss on investments and derivative instruments	(54)	1
Asset impairment expense	14	39
Share-based plans expense	7	13
Other non-cash adjustments related to discontinued operations	–	10
Change in deferred income taxes	(2)	83
Change in assets and liabilities:
Other assets	23	36
Accrued interest and rents	4	3
Accounts payable and accrued expenses	(94)	(69)
Other liabilities and minority interest	23	14
Accounts with Boeing	27	208
Other	(2)	(3)
Net cash provided by operating activities	256	576
INVESTING ACTIVITIES
Transfer of net assets from Boeing	–	(178)
Proceeds from available-for-sale investments	207	33
Purchase of equipment for operating leases	(92)	(103)
Change in capitalizable costs in process	(18)	–
Proceeds from disposition of equipment and receivables	553	223
Principal payments of leases, notes and other receivables	293	272
Origination of leases, notes and other receivables	(71)	(343)
Proceeds from disposal of discontinued operations	–	33
Proceeds from leases, notes and other receivables of discontinued operations	–	2
Net cash provided by (used in) investing activities	872	(61)
FINANCING ACTIVITIES
Repayment of debt	(583)	(521)
Payment of cash dividends (including return of capital)	(284)	(218)
Repayment of note payable with Boeing Capital Services Corporation	(20)	–
Net cash used in financing activities	(887)	(739)
Net increase (decrease) in cash and cash equivalents	241	(224)
Cash and cash equivalents at beginning of year	297	642
Cash and cash equivalents at end of period	$538	$418

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to assets held for sale or re-lease	$761	$111

Net transfer from notes receivable	$(284)	$–

Net transfer to (from) equipment under operating leases	$(425)	$464

Net transfer from finance leases	$(15)	$(508)

Transfer from other assets	$(37)	$–

Transfer from discontinued operations	$–	$(67)

Offsetting changes in fair value hedge derivatives	$14	$47

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

Note 3 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed on December 27, 2004. Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, we are liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, we are liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. At September 30, 2006, our maximum exposure to loss associated with the loss sharing arrangement was $219, for which we have accrued a liability of $93.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Reserve at beginning of period	$81	$90
Increase in reserve	4	25
Payments received from (made to) GECC	8	(34)
Reserve at end of period	$93	$81

During the nine months ended September 30, 2006, GECC paid to us an amount of $8 primarily due to the reversal of losses previously recorded.

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

At September 30, 2006, we were the beneficiary under $2,802 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $3,537.

Intercompany guarantee amounts by portfolio type are summarized as follows:

	September 30, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
Notes and finance lease receivables	$1,795	$2,364	$1,946	$3,115
Equipment under operating leases, net	783	920	945	1,136
Investments	–	–	10	93
Assets held for sale or re-lease, net	224	253	–	–
	$2,802	$3,537	$2,901	$4,344

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2006		December 31, 2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,874	$2,511	$1,894	$2,524
Out of production twin-aisle aircraft	288	374	293	402
Out of production single-aisle aircraft	314	302	322	322
Other, including other Boeing and regional aircraft	326	350	392	1,096
	$2,802	$3,537	$2,901	$4,344

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

At September 30, 2006 and December 31, 2005, Accounts with Boeing included $158 and $107 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2006		2005
	Guarantees	Subsidies	Guarantees	Subsidies
Applied to income	$23	$31	$21	$53
Payment for future unearned finance lease income	96	–	2	–
Applied to reserves	–	–	87	–
Net change in deferred revenue	3	48	6	86
Net cash received under intercompany agreements	$122	$79	$116	$139

For the nine months ended September 30, 2006 and 2005, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $39 and $32.

For the nine months ended September 30, 2006 and 2005, we recorded new business volume of $158 and $206 related to aircraft and equipment purchased from Boeing.

In the third quarter of 2006, we terminated our operating lease with Boeing for a Boeing Business Jet, which was subsequently sold.

In May 2006, we repaid our $20 note payable to our parent, Boeing Capital Services Corporation, an indirect wholly owned subsidiary of Boeing.

Note 5 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the nine months ended September 30:

	2006	2005
Allowance for losses on receivables at beginning of period	$101	$240
Net reduction due to changes in default rates	(8)	(31)
Provision due to changes in collateral value	14	54
Other, including asset run off	(1)	(51)
Write-offs, net of recoveries	(5)	(120)
Allowance transferred from Boeing	–	6
Allowance for losses on receivables at end of period	$101	$98

Allowance as a percentage of total receivables	2.3%	2.0%

The following table reconciles, on a pro forma basis, the changes in the allowance for losses on receivables for the nine months ended September 30, calculated in accordance with our accounting policy if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases classified as operating leases by Boeing.

	2006	2005
	Pro Forma
Allowance for losses on receivables at beginning of period	$274	$402
Net reduction due to changes in default rates	(11)	(35)
Provision due to changes in collateral value	51	118
Other, including asset run off	(21)	(35)
Write-offs, net of recoveries	(21)	(201)
Allowance for losses on receivables at end of period	$272	$249

Allowance as a percentage of total receivables (pro forma)	5.7%	5.0%

The carrying value of impaired receivables consisted of the following:

	September 30, 2006	December 31, 2005
Impaired receivables with specific impairment allowance	$40	$47
Impaired receivables with no specific allowance	1,135	1,464
Carrying value of impaired receivables	$1,175	$1,511

At September 30, 2006 and December 31, 2005, allowance for losses on impaired receivables was $14 and $21.

United Air Lines, Inc. (United) emerged from bankruptcy on February 1, 2006. At September 30, 2006, $690 of United’s receivables were classified as impaired until maturity since the effective interest rates for certain notes receivable that were restructured in 2003 were below market terms at the time of the restructuring. At December 31, 2005, $1,008 of United’s receivables were classified as impaired.

Non-Performing Portfolio Assets

Non-performing portfolio assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	September 30, 2006	December 31, 2005
Assets placed on non-accrual status:
Receivables	$118	$127
Equipment under operating leases, net	163	246
Investments	81	155
	362	528
Assets held for sale or re-lease, net	1	11
	$363	$539

Percent of non-accrual receivables to total receivables	2.7%	2.6%
Percent of total non-performing assets to total portfolio	4.4%	5.9%

For the portfolio assets that were non-performing as of and during the nine months ended September 30, 2006, we recorded income of $15 based on cash received of $22. For the portfolio assets that were non-performing as of and during the nine months ended September 30, 2005, we recorded income of $27 based on cash received of $27.

In addition we have other non-performing assets which have guarantees available to us from Boeing. As a result, we continue to accrue income on receivables with a carrying value of $346 and assets held for sale or re-lease with a carrying value of $253.

Note 6 – Investments

Available-for-sale securities consisted of the following:

	September 30, 2006	December 31, 2005
Carrying value (estimated fair value)	$104	$269
Amortized cost	105	258
Net unrealized gain (loss) carried in Accumulated other comprehensive income (1)	$(1)	$11

(1)	At September 30, 2006 and December 31, 2005, this included total unrealized losses of $1 and $15. At December 31, 2005, this included unrealized gains of $26.

During the nine months ended September 30, 2006, certain of our investments were sold or fully repaid at maturity for $180. We recognized Investment income of $54 relating to investments which had been previously written down and accounted for using the cost recovery method.

At September 30, 2006, an investment with a carrying value of $81 continues to be on non-accrual status and payments received on this investment have been recorded using the cost recovery method.

Maturities, based upon scheduled principal repayments, of available-for-sale debt securities were as follows at September 30, 2006:

Estimated Fair Value
Due in one year or less	$7
Due from one to five years	93
Due from five to ten years	3
Due after ten years	1
$104

Note 7 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	September 30, 2006	December 31, 2005
3.25% - 7.64% fixed rate notes due through 2017	$5,375	$5,919
5.86% - 7.16% floating rate notes due through 2023 (1)	129	129
4.84% - 7.79% non-recourse notes due through 2013 (1)	77	80
5.16% - 8.25% capital lease obligations due through 2015 (1)	139	194
	$5,720	$6,322

(1)	Interest rates on floating rate debt are the contractual interest rates at September 30, 2006.

At September 30, 2006 and December 31, 2005, we had interest rate swaps, which effectively convert $1,549 and $2,047 of debt from fixed rate to floating rate and $92 and $189 from floating rate to fixed rate.

The most restrictive provisions of various debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. As of and during the nine months ended September 30, 2006 we were in compliance in all material respects with these and our various other debt covenants.

Note 8 – Share-Based Plans Expense

Share-based plans expense principally relates to Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. For the nine months ended September 30, 2006 and 2005, we recorded $7 and $13 of share-based plans expense.

Note 9 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

At December 31, 2005, Viacao Aerea Rio-Grandense (VARIG) accounted for $270 (2.9%) of our total portfolio. In July 2006, the bid of a third party in an auction for certain assets of VARIG was ratified by the Brazilian Court. In August 2006, we and VARIG signed agreements to effectively terminate our lease agreements for eight aircraft. As a result, aircraft with a carrying value of $256 were classified as held for sale or re-lease. All such aircraft are grounded in Brazil and efforts are underway to redeploy these aircraft. Boeing has provided us with first loss deficiency and partial rental guarantees covering $224 of the VARIG pre- and post-petition obligations. At September 30, 2006, we had a liability of $11 for the expected cost of certain repairs, which is covered under our guarantees with Boeing. Taking into account the guarantees from Boeing, we do not expect the VARIG bankruptcy to have a material adverse effect on our earnings, cash flows and/or financial position.

At September 30, 2006 and December 31, 2005, Delta Air Lines, Inc. (Delta) accounted for $81 and $118 (1.0% and 1.3%) of our total portfolio. At September 30, 2006, the Delta portfolio consisted of an investment in an Enhanced Equipment Trust Certificate (EETC) secured by 12 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection on a consolidated basis. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. On September 18, 2006, Delta fully paid at maturity one EETC held by us. To date, Delta has made the contractually required payments relating to the remaining EETC held by us and has not rejected or returned the aircraft associated with the EETC. We do not expect that the Delta bankruptcy, including the possible return of some or all of the aircraft financed, will have a material effect on our future earnings, cash flows and/or financial position.

At September 30, 2006 and December 31, 2005, Northwest Airlines, Inc. (Northwest) accounted for $445 and $494 (5.4% and 5.4%) of our total portfolio. At September 30, 2006, the Northwest portfolio consisted of notes receivable on six aircraft, and three additional notes receivable. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. We have reached an agreement with Northwest on the restructure of certain obligations relating to the notes receivable. Northwest has filed a motion for bankruptcy court approval of the restructured terms, which motion is scheduled to be heard during the fourth quarter of 2006. Taking into account the guarantees from Boeing on certain notes receivable from Northwest, we do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At September 30, 2006, we had unfunded financing commitments of $550, and Boeing had unfunded commercial aircraft financing commitments of $7,750, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft in our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing or our commitments. If there were requirements to fund all Boeing commitments totaling $7,750, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $1,250 in less than one year,
–	an additional $3,450 in one to three years,
–	an additional $2,500 in four to five years and
–	an additional $550 after five years.

If we were required to fund all of our commitments totaling $550, the timing in which these commitments may be funded (based on estimated earliest delivery dates) is as follows:

–	up to $250 in less than one year,
–	an additional $250 in one to three years and
–	an additional $50 in four to five years.

Note 10 – Off-Balance Sheet Arrangements

Variable Interests in Unconsolidated Entities

At September 30, 2006, our maximum exposure to economic loss from our EETCs is $104. At September 30, 2006, the EETC investments had total assets of $525 ($3,985 at December 31, 2005) and total debt of $421 ($3,716 at December 31, 2005). This debt is non-recourse to us and includes $404 that is senior to our investments. For the nine months ended September 30, 2006, we recorded investment income of $2 and received cash of $7 related to these investments.

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

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,611	19.6%	$1,679	18.2%
United	758	9.2	1,080	11.7
American	692	8.4	729	7.9
Midwest	624	7.6	552	6.0
Northwest	445	5.4	494	5.4
	$4,130	50.2%	$4,534	49.2%

At September 30, 2006 and December 31, 2005, our AirTran Holdings, Inc. (AirTran) portfolio consisted of leases on 77 and 75 717 aircraft and an EETC with a carrying value of $23 and $21.

At September 30, 2006 and December 31, 2005, our United portfolio consisted of security interests in 9 and 13 777 aircraft, security interests in two 767 aircraft and an ownership and security interests in five 757 aircraft.

At September 30, 2006 and December 31, 2005, our American Airlines, Inc. (American) portfolio consisted of leases on 39 MD-83 aircraft and four MD-82 aircraft, subordinated debt in one 777 aircraft, and secured loans on nine 767 aircraft and two 777 aircraft. At September 30, 2006, we also have liens on other assets securing American’s obligations to us.

At September 30, 2006 and December 31, 2005, our Midwest Airlines, Inc. (Midwest) portfolio consisted of leases on 25 and 22 717 aircraft.

For the nine months ended September 30, 2006 and 2005, one customer accounted for 13% of our revenue.

Portfolio carrying values were represented in the following regions:

	September 30, 2006		December 31, 2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$6,297	76.5%	$6,783	73.7%
Europe	1,071	13.0	1,171	12.7
Asia/Australia	530	6.5	624	6.8
Latin America	198	2.4	490	5.3
Other	132	1.6	138	1.5
	$8,228	100.0%	$9,206	100.0%

(1)	Includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2006	December 31, 2005
717	$2,620	$2,634
757	1,204	1,222
767	772	907
777	727	1,048
MD-11	652	689
737	600	737
747	475	504
MD-80	391	412
Other (1)	787	1,053
	$8,228	$9,206

(1)	Includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments), are categorized as follows:

	September 30, 2006	December 31, 2005
2000 and newer	66.8%	67.4%
1995 - 1999	14.6	13.0
1990 - 1994	10.0	9.8
1989 and older	8.6	9.8
	100.0%	100.0%

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

Please see Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the nine months ended September 30, 2006, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At September 30, 2006, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At September 30, 2006, we owned 316 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 74 commercial aircraft, including those owned as part of our investments in Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at September 30, 2006 decreased to $8.2 billion from $9.2 billion at December 31, 2005. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
New business volume	$200		$601
Charge-off due to customer restructuring	(7)		(200)
Transfer of assets of discontinued operations	–		67
Asset impairment	(14)		(89	) (1)
Asset run off	(464	) (2)	(381)
Asset dispositions	(509)		(228)
Depreciation expense	(184)		(244)
Net change in portfolio balance	$(978)		$(474)

(1)	Asset impairment does not include our interest in collateral which has been classified as Other assets in our Condensed Consolidated Balance Sheets.

(2)	Asset run off includes $96 million, net of amortization, associated with future unearned finance lease income and a partial settlement of guarantees with Boeing.

During the third quarter of 2006, aircraft with a carrying value of $256 million were reclassified from equipment under operating leases to assets held for sale or re-lease. At September 30, 2006 and December 31, 2005, we had $334 million and $47 million of assets that were held for sale or re-lease, of which $79 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $97 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed and $13 million were subject to firm contracts at September 30, 2006.

Consolidated Results of Operations

Our net income was $168 million for the nine months ended September 30, 2006 compared with $113 million for the same period in 2005, an increase of $55 million. The increase in our net income was primarily due to an increase in investment income, an increase in net gain on disposal of assets, lower other expenses, lower asset impairment expense, and lower operating expenses. In 2005 we had a recovery of allowance for losses on receivables that did not recur in 2006.

Operating lease income for the nine months ended September 30, 2006 was $378 million compared with $374 million for the same period in 2005, an increase of $4 million. The increase was primarily due to a marginal increase in lease rates for the nine months ended September 30, 2006 compared with the same period in 2005. During the nine months ended September 30, 2006, we had a decrease in the weighted average balance of equipment under operating leases primarily due to classification of certain aircraft as held for sale or re-lease and the sale of certain aircraft during the third quarter of 2006.

Interest income on notes receivable for the nine months ended September 30, 2006 was $134 million compared with $132 million for the same period in 2005, an increase of $2 million. The increase was primarily due to an increase in the underlying weighted average effective interest rates on our variable rate notes receivable to 9.1% from 8.0%. During the nine months ended September 30, 2006, we had a decrease in the weighted average balance of our notes receivable portfolio due to the sale of certain of our notes receivable.

Investment income for the nine months ended September 30, 2006 was $61 million compared with $29 million for the same period in 2005, an increase of $32 million. The increase was primarily due to $54 million of income realized on sale or repayment at maturity of certain investments which had been previously written down and accounted for on a cost recovery method. During the nine months ended September 2006, we had a decrease in investment income of $20 million due to placing certain of our investments on non-accrual status in September 2005.

Net gain on disposal of assets for the nine months ended September 30, 2006 was $47 million compared with $24 million for the same period in 2005, an increase of $23 million. The net gain on disposal for the nine months ended September 30, 2006 was primarily due to the sale of 17 aircraft and the sale of certain investments in notes receivable. The net gain on disposal for the nine months ended September 30, 2005 was primarily due to the sale of four aircraft.

Other income for the nine months ended September 30, 2006 was $23 million compared with $27 million for the same period in 2005, a decrease of $4 million. This decrease was primarily due to fees related to an expired financing commitment in 2005 that did not recur in 2006. During the nine months ended September 2006, we had higher income on short-term investments primarily due to an increase in the underlying weighted average effective interest rates compared to the same period in 2005.

Provision for (recovery of) losses for the nine months ended September 30, 2006 was a provision of $5 million compared with a net recovery of $28 million for the same period in 2005. For the nine months ended September 30, 2006 and 2005, we recorded a provision to adjust the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses. For the nine months ended September 30, 2005, we had a net recovery through provision for losses primarily due to the emergence of one of our customers from bankruptcy.

Operating expenses, which consists of general and administrative expenses, for the nine months ended September 30, 2006 were $44 million compared with $54 million for the same period in 2005, a decrease of $10 million. This decrease was primarily due to lower share-based plans expense of $6 million and lower compensation expense of $2 million.

Asset impairment expense for the nine months ended September 30, 2006 was $14 million compared with $39 million for the same period in 2005, a decrease of $25 million. For the nine months ended September 30, 2006, we wrote down the carrying value of certain aircraft based on their reduced projected cash flows. For the nine months ended September 30, 2005, we reduced the carrying value of certain of our investments due to an other-than-temporary impairment of $53 million, partially offset by the value of other collateral in the amount of $27 million. In addition during the nine months ended September 30, 2005, we reduced the carrying value of certain leased and held for sale or re-lease aircraft by $13 million based on their reduced projected cash flows.

Other expense for the nine months ended September 30, 2006 was $3 million compared with $24 million for the same period in 2005, a decrease of $21 million. This decrease was primarily due to lower aircraft delivery, maintenance and modification expense.

Minority interest income (expense) for the nine months ended September 30, 2006 was an expense of $13 million compared with income of $2 million for the same period in 2005, an increase in minority interest expense of $15 million primarily due to our joint venture partner’s share of the gain on sale of certain aircraft held in a joint venture.

Provision for income tax for the nine months ended September 30, 2006 was $86 million compared with $72 million for the same period in 2005, an increase of $14 million. This increase was primarily due to an increase in pre-tax income, partially offset by a nonrecurring tax settlement with Boeing under our intercompany tax sharing arrangement and a decrease in the effective state income tax rate.

Liquidity and Capital Resources

Our total cash and cash equivalents were $538 million at September 30, 2006, an increase from $297 million at December 31, 2005. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2006	2005
Net cash provided by operating activities	$256	$576
Net cash provided by (used in) investing activities	872	(61)
Net cash used in financing activities	(887)	(739)
Net increase (decrease) in cash and cash equivalents	$241	$(224)

Operating activities

During the nine months ended September 30, 2006, net cash provided by operating activities included net income from operations of $168 million. We had adjustments and non-cash items of $107 million which primarily related to depreciation, partially offset by realized income from the sale or repayment at maturity of investments and gain on disposal of assets. We also had a decrease in our net operating assets and liabilities of $19 million.

During the nine months ended September 30, 2005, net cash provided by operating activities included net income from operations of $113 million. We had adjustments and non-cash items of $274 million which primarily related to depreciation and deferred income taxes. We also had an increase in our net operating assets and liabilities of $189 million which included $91 million for guarantee and subsidy settlements with Boeing, $18 million for unearned lease income from Boeing and $18 million for income taxes.

Investing activities

During the nine months ended September 30, 2006, net cash provided by investing activities included $207 million primarily from the sale or scheduled repayment of certain of our investments, $297 million from the sale of certain notes receivable and $256 million for the sale of certain aircraft. Net cash provided by investing activities also included $96 million from Boeing associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft. The amount recorded as unearned income will be recognized ratably over the remaining terms of the related finance leases.

During the nine months ended September 30, 2005, net cash used in investing activities included $178 million payable to Boeing for the purchase of a participation in an EETC investment and certain other rights.

Financing activities

During the nine months ended September 30, 2006, we made debt repayments of $583 million and paid cash dividends (including return of capital) to Boeing of $284 million.

During the nine months ended September 30, 2005, we made debt repayments of $521 million and paid cash dividends to Boeing of $218 million.

Outstanding debt at September 30, 2006 and December 31, 2005 was $5.7 billion and $6.3 billion. During the nine months ended September 30, 2006, we did not issue any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at September 30, 2006 and December 31, 2005 was 5.0 to 1.

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

(b)	Change in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and of shareholder’s equity and comprehensive income, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

October 20, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

October 25, 2006	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 25, 2006	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)