Form 10-K
period 2006-12-31
BOEING CAPITAL CORP
filed 2007-02-16
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-10795

BOEING CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2564584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Naches Ave. SW, 3rd Floor • Renton, Washington 98057
(Address of principal executive offices)	(Zip Code)

(425) 965-4000

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 12, 2007: 50,000 shares

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

PART I

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

general economic conditions, which includes changes in fuel prices and business trends, particularly those affecting the airline industry (including air traffic growth rates, the impact of bankruptcies or restructurings on certain commercial airline customers, and changes in aircraft valuations);

–	the sufficiency of our liquidity, including access to capital markets;

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the amount of financing provided to support the sale of Boeing products, transactional or other financial support made available to us by Boeing and the ending of production of certain aircraft programs;

–	our ability to meet our contractual obligations, including all outstanding financing commitments;

–	reduced lease rates as a result of competition in the used aircraft market;

–	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for losses on receivables;

–	volatility in our earnings due to the timing of, or change in our intent regarding, asset sales, as well as fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

This report includes important information as to these factors in Item 1. Business, Item 1A. Risk Factors, and in the Notes to our Consolidated Financial Statements. Additional important information as to these factors is included in Item 7. Management’s Narrative Analysis of the Results of Operations.

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

At December 31, 2006, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At December 31, 2006, our portfolio totaled $8.0 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2006, we owned 307 commercial aircraft, four C-40 aircraft and had partial ownership or security interests in an additional 74 commercial aircraft, including those owned in Enhanced Equipment Trust Certificates and other financing structures.

RISK MANAGEMENT

We monitor the potential volatility in the value of our portfolio and the amount of capital required to support our portfolio, using internally and externally developed statistical models. In addition, we track and analyze our exposure to potential net income fluctuations, analyze and assess transactional support and guarantees, and have enhanced our processes to assess individual transaction values considering factors such as forecasted aircraft values and potential credit rating migrations. This analysis allows us to structure transactions that are designed to achieve our targeted balance of risks and rewards.

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support and corporate services, among other things. At December 31, 2006, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $2.7 billion related to portfolio assets totaling $3.4 billion. For further discussion of these guarantees and agreements, see Item 8. Financial Statements and Supplementary Data, Note 3.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2006.

COMPETITIVE CONDITIONS

The Boeing products we finance are influenced by conditions prevailing in the aerospace and financial markets, and in business generally. The financing solutions we develop are part of overall sales campaigns and can be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns we face competition from other aerospace and defense companies also offering in-house customer financing. Customers often require a financing commitment prior to ordering aircraft. Some third party financiers are unwilling to offer financing when orders are made since there may be a delay of several years between order and delivery. Therefore, we may provide a financing commitment when products are ordered and subsequently assist our customers in obtaining alternative financing from third parties.

When we sell or remarket used aircraft, we compete with other leasing companies and financial institutions primarily on the basis of pricing, terms, structure and service. The prices at which we sell aircraft or rental rates at which we lease aircraft are impacted by the demand for suitable aircraft and the quantity and type of aircraft that are available. For further discussion on the airline industry environment, see Item 7. Management’s Narrative Analysis of the Results of Operations, Business Environment and Trends.

SIGNIFICANT CONCENTRATIONS

For a discussion of our geographic and portfolio concentrations, see Item 8. Financial Statements and Supplementary Data, Note 15.

EMPLOYEES

At December 31, 2006, we had 180 employees, compared with 186 at December 31, 2005. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 12, 2007, we had 175 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. The information contained on or connected to Boeing’s web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our current Annual Report on Form 10-K and Quarterly Report on Form 10-Q are available free of charge through Boeing’s website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings, including any amendments, and our Current Reports on Form 8-K may be obtained at the SEC’s public reference room at 450 Fifth Street N.W., Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If future events such as terrorist attacks, a serious health epidemic, increasing global environmental concerns or increases in oil and jet fuel price levels were to occur, there could be a material adverse effect on the airline industry resulting in significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings. If this were to occur, aircraft values or lease rates could decline. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We are dependent, in part, upon the issuance of debt to fund our operations and contractual commitments. If we were called upon to fund all outstanding financing commitments made by us and Boeing, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and a decline in Boeing’s or our own financial performance or outlook or debt ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

Our allowance for losses on receivables may prove to be inadequate.

Our allowance for losses on receivables is intended to cover anticipated probable losses on notes receivable and finance leases. Unexpected adverse changes in the economy or other events adversely affecting our customers, the airline industry as a whole, or collateral values could cause us to make additional provisions. Such additional provisions could have a material adverse effect on our earnings and/or financial position.

We may be required to recognize asset impairment charges on equipment under operating leases.

Our portfolio of equipment under operating leases is subject to periodic review for impairment. The cumulative undiscounted cash flows expected to result from the use and eventual disposition of these assets are currently greater than their carrying value. However, the fair value of certain of these assets, as measured by the median values from six independent appraisal reports, is less than their carrying value. Expected cash flows could be adversely affected by factors including credit deterioration of a lessee, declines in future rental rates, and environmental factors or by a change in our intention to hold or dispose of an asset before the end of its economic useful life. If the fair value of an asset is less than the carrying value and the revised expected cash flows reflect an adverse change, recognition of impairment charges may result, which could have a material adverse effect on our earnings and/or financial position.

We may be unable to maintain assets on lease at satisfactory lease rates.

Our profitability is largely dependent on our ability to maintain assets on lease at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to, an economic downturn causing reduced demand or oversupply in the markets in which the company operates, and changes in customer preferences. For example, additional bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced lease rates. If aircraft lease rates fall or if a significant number of our aircraft were to remain idle for an extended period, there could be a material adverse effect on our earnings, cash flows and/or financial position.

We face competition which could cause us to lower our lease rates and offer terms which may adversely affect our financial results.

Our primary competitors include the customer financing activities of other commercial aircraft, aerospace and defense companies offering in-house customer financing as well as other finance companies. Additionally, when selling or re-leasing used aircraft, we face competition from other leasing companies and finance companies in the used aircraft market. We compete primarily based upon pricing, terms, structure, service and type of aircraft offered. Increased competition could have a material adverse effect on our earnings, cash flows and/or financial position.

We are an indirect wholly owned subsidiary and therefore subject to strategic decisions of Boeing.

We are an indirect wholly owned subsidiary of Boeing and therefore are subject to a wide range of possible strategic decisions which may be made from time to time by Boeing. Such strategic decisions could include the level and types of financing provided to support the sale of Boeing products, transactional or other financial support made available to us by Boeing and the ending of certain aircraft programs. Significant changes in Boeing’s overall strategy or its relationship with us could have a material adverse effect on us.

We may experience volatility in our earnings due to a reduced asset base.

From time to time, we may sell portions of our portfolio, including notes, leases or investments. The timing of these sales could affect our earnings due to the resulting gains or losses. If assets are sold from our portfolio or if normal portfolio runoff or prepayments from customers occur, we may experience decreases in our income if we do not replace assets which are sold, paid off at maturity or prepaid.

We operate in a highly regulated industry and changes in laws or regulations may adversely affect us.

Certain aspects of our business are subject to regulation and require the oversight and regulation by state, federal and foreign governmental authorities. We are also subject to various laws and judicial and administrative decisions, mostly as a result of our activities as a lender and lessor, that restrict or regulate (a) our credit granting and financing activities, (b) the establishment of maximum interest rates, (c) financing transactions we enter into, (d) our collection, foreclosure, repossession and claims-handling procedures and other trade practices, (e) the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection and (f) disclosure requirements. It may not be possible to forecast changes to legislation, regulations (including, but not limited to, taxation and accounting), judicial and administrative decisions and orders or interpretations, and these changes could have a material adverse effect on our earnings, cash flows and/or financial position.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Renton, Washington, where we lease our main administrative and operational facility from a third party, with additional space leased in a building owned by Boeing.

We also have offices in greater Los Angeles, California; Stockholm, Sweden; Hong Kong, China; London, England; and Moscow, Russia.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2006 and 2005, we declared and paid cash dividends (including return of capital) totaling $344 million and $338 million to Boeing Capital Services Corporation (BCSC), which were ultimately paid as dividends to Boeing.

We have a covenant in our debt agreements which requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2006, as well as during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2006	2005	2004	2003	2002
New business volume (1)	$250	$601	$606	$1,711	$2,820

Statement of operations data:
Revenue	$1,025	$966	$959	$991	$764
Income from continuing operations	$185	$146	$121	$73	$26

Dividends paid to Boeing (including return of capital)	$344	$338	$705	$–	$2
Capital contributions from Boeing (2)	$9	$17	$9	$173	$286

Balance sheet data:
Cash and cash equivalents	$589	$297	$642	$716	$686

Portfolio (3)	$8,034	$9,206	$9,680	$10,118	$9,341

Total assets	$8,584	$9,544	$10,320	$12,836	$12,563
Total debt	$5,590	$6,322	$7,024	$9,177	$9,465

Debt to equity ratio	5.0	5.0	5.0	4.7	5.7
Ratio of earnings to fixed charges (4)	1.8	1.6	1.5	1.3	1.1

(1)	New business volume equals funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Capital contributions include cash and non-cash contributions from Boeing and BCSC.

(3)	Portfolio consists of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease (excluding allowance).

(4)

For the purpose of computing the ratio of earnings to fixed charges, earnings consists of income from continuing operations before provision for income tax and fixed charges; and fixed charges consists of interest and preferred stock dividend requirement.

Item 7. Management’s Narrative Analysis of the Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Business Environment and Trends

Air travel growth is driven by a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Air traffic growth continues to exceed its long-term trend due to strong performance of these key drivers. Global economic growth, the primary driver of air traffic growth, remained above the long-term trend for the third straight year in 2006. Evidence of increasing liberalization can be seen in the declining restrictions on flights between countries, increasing private ownership of airlines and reduced regulation of competition within markets.

The airline industry is becoming increasingly competitive resulting in airlines focusing on increasing productivity and improving service levels. Airlines are changing many aspects of their operations, including simplifying fleets, distribution, and pricing; outsourcing non-essential operations; reducing labor costs and airport costs; increasing asset utilization; and developing new business models through innovations in network structure, fare structures, service levels and distribution networks. Such changes are providing new opportunities for airline industry suppliers.

Worldwide, many airlines continue reporting operating profits although performance varies significantly by region and business model. Recent industry financials generally show increasing unit revenues and rising fares. Cost-cutting initiatives and efficiency improvements are helping many airlines remain profitable despite intense competition and high fuel prices. Fuel costs now comprise one quarter of airline operating costs compared with less than 15% three years ago. Overall, the industry is forecast to lose half a billion dollars in 2006, but return to profitability in 2007. Many airlines that are growing to meet increased demand are acquiring new capacity from manufacturers.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian flu), terrorism, global economic imbalances, increasing global environmental concerns and fuel prices. Fuel prices are forecast to remain elevated and volatile in the near-term due to strong demand driven by economic growth and minimal surplus capacity to cushion against supply shocks.

While worldwide traffic levels are well above those in the past, the effects of higher fuel prices continue to impact the airline industry. At the same time, the credit ratings of some airlines, particularly in the United States, have remained at low levels. Despite positive factors including passenger load factors at record high levels, a limited supply of economically viable used aircraft, and increasing lease rates, values as measured by reference to published reports from multiple external appraisers for the various aircraft types that are collateral in our portfolio generally have not increased. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. Certain of our customers have filed for bankruptcy protection or requested lease or loan restructurings. Restructure negotiations were in various stages at December 31, 2006.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,850 commercial jet aircraft (9.9% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types of which over 50% are not expected to return to service. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2006, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2006 decreased to $8.0 billion from $9.2 billion at December 31, 2005. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2006		2005
New business volume	$250		$601
Charge-off due to customer restructuring	(9)		(200)
Transfer of assets from discontinued operations	–		67
Transfer of assets	43		–
Asset impairment	(53)		(89)
Asset run off	(632	)(1)	(382)
Asset dispositions	(531)		(228)
Depreciation and amortization expense	(240)		(243)
Net change in portfolio balance	$(1,172)		$(474)

(1)	Asset run off includes $96 million, net of amortization, associated with future unearned finance lease income and a partial settlement of guarantees with Boeing.

At December 31, 2006 and 2005, we had $259 million and $47 million of assets that were held for sale or re-lease, of which $253 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $144 million are scheduled to terminate in the next 12 months and the related aircraft are being remarketed or the leases are being extended.

Our net income was $194 million for 2006 compared with $139 million for 2005. For the years ended December 31, 2006 and 2005 our return on average assets calculated on net income from continuing operations was 2.1% and 1.5%. The increase in our net income and return on average assets in 2006 compared with 2005 was primarily due to an increase in investment income, an increase in net gain on disposal of assets, lower other expenses and lower operating expenses. Additionally, our 2006 net income was impacted by a reduction in reserve recorded as a gain on disposal of our Commercial Financial Services (CFS) business which was sold to General Electric Capital Corporation (GECC) in 2004.

Consolidated Results of Operations

The following table presents our consolidated results of operations for the years ended December 31:

(Dollars in millions)	2006	2005
Revenue	$1,025	$966
Expenses	721	736
Minority interest income (expense)	(13)	2
Income from continuing operations before provision for income tax	291	232
Provision for income tax	106	86
Income from continuing operations	185	146
Net gain (loss) on disposal of discontinued operations, net of tax	9	(7)
Net Income	$194	$139

Revenue

Revenue consists primarily of interest from finance lease receivables and notes, and lease income from equipment under operating leases. Revenue increased $59 million in 2006, an increase of 6% compared with 2005.

Revenue increased primarily due to an increase in investment income of $40 million and a higher net gain on disposal of assets of $23 million in 2006. During 2006, we had an increase in investment income primarily due to $54 million of income on sale or repayment at maturity of certain investments which had been previously written down and accounted for on a cost recovery method. During 2006, we had a decrease in investment income of $9 million due to placing certain of our investments on non-accrual status from September 2005 through September 2006. The net gain on disposal of assets for 2006 was primarily due to the sale of 17 aircraft and the sale of certain investments in notes receivable. The net gain on disposal in 2005 was primarily due to a gain on sale of four aircraft.

Finance lease income was $190 million in 2006 and 2005. In 2006, we had an increase in finance lease income due to an increase in finance lease rates which was offset by a decrease in the weighted average balance of finance leases as a result of normal run-off and a partial settlement of a guarantee with Boeing which was recorded as a reduction in the carrying value of various finance leases.

Interest income on notes receivable was $181 million in 2006, an increase of 2% compared with 2005 primarily due to an increase in the underlying weighted average effective interest rate on our variable rate notes receivable to 9.5% from 8.1%. Due to sales during the year, we had a decrease in the weighted average balance of our notes receivable portfolio.

Operating lease income was $498 million in 2006, a decrease of 1% compared with 2005 primarily due to a decrease in the weighted average balance of equipment under operating leases due to the sale of certain aircraft during 2006.

Expenses

Expenses consist primarily of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses decreased $15 million, a decrease of 2% compared with 2005.

Interest expense was $353 million, a decrease of 2% compared with 2005 primarily due to a decrease in the balance of debt outstanding, which was partially offset by an increase in the weighted average annual effective interest rate incurred on all borrowings to 5.9% in 2006 from 5.3% in 2005.

The provision for losses in 2006 was $8 million compared with a recovery of losses in 2005 of $25 million. During 2006 and 2005, we recorded a provision to adjust the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses. Additionally, in 2005, we had a net recovery through the provision for losses primarily due to the emergence of one of our customers from bankruptcy. See Item 1A. Risk Factors.

Operating expenses were $60 million in 2006, a decrease of 17% compared with 2005 primarily due to an $8 million decrease in share-based plans expense.

Asset impairment expense was $53 million in 2006, a decrease of 10% compared with 2005. In 2006, we wrote down the carrying value of certain aircraft by $31 million based on their reduced projected cash flows resulting from a change in our intention from holding the assets to the end of their economic useful lives to disposing of the assets before the end of their economic useful life. We also reduced the carrying value of a CFS asset, which was not subject to the purchase and sale agreement with GECC, by $4 million which we subsequently sold. In 2005, we reduced the carrying value of certain of our investments due to an other-than-temporary impairment of $26 million. In addition, in 2005 we reduced the carrying value of a CFS asset, which was not subject to the purchase and sale agreement with GECC, by $20 million and reduced the carrying value of certain leased and held for sale or re-lease aircraft by $13 million due to a reduction in their projected cash flows. See Item 1A. Risk Factors.

Other expense was $6 million in 2006, a decrease of 78% compared with 2005, primarily due to lower aircraft delivery, maintenance and modification expense.

Minority interest expense was $13 million in 2006, an increase of $15 million compared with minority interest income in 2005 of $2 million, primarily due to our joint venture partner’s share of the gain on sale of certain aircraft held in a joint venture.

Provision for income tax was $106 million in 2006, an increase of 23% compared with 2005, primarily due to an increase in pre-tax income, partially decreased by a nonrecurring tax settlement with Boeing under our intercompany tax sharing arrangement and a decrease in the effective state income tax rate.

Gain on disposal of discontinued operations, net of tax, was $9 million in 2006 compared with a loss on disposal of discontinued operations, net of tax of $7 million in 2005. In 2006, we reduced our reserve by $9 million, net of tax due to a reduction in our expected losses under our loss sharing agreement with GECC related to the sale of certain assets of our CFS business in 2004. In 2005, the net loss on disposal of discontinued operations was due to a net increase in reserves of $10 million offset by a net gain of $3 million on the sale of certain assets of our CFS business.

Liquidity and Capital Resources

Our total cash and cash equivalents were $589 million at December 31, 2006, an increase from $297 million at December 31, 2005. The following is a summary of the change in our cash and cash equivalents at December 31:

(Dollars in millions)	2006	2005
Net cash provided by operating activities	$362	$709
Net cash provided by (used in) investing activities	1,007	(111)
Net cash used in financing activities	(1,077)	(943)
Net increase (decrease) in cash and cash equivalents	$292	$(345)

Operating activities

During 2006, net cash provided by operating activities included net income from operations of $194 million. We had adjustments and non-cash items of $271 million, which primarily related to depreciation and asset impairment expense, partially offset by realized income from the sale or repayment at maturity of investments and gain on disposal of assets. We also had a decrease in our net operating assets and liabilities of $111 million primarily resulting from $90 million for income taxes.

During 2005, net cash provided by operating activities included net income from operations of $139 million. We had adjustments and non-cash items of $322 million, which primarily related to depreciation, asset impairment expense and deferred income taxes. We also had an increase in our net operating assets and liabilities of $235 million, which included $154 million for guarantee and subsidy settlements with Boeing, $9 million for unearned lease income from Boeing and $39 million for income taxes.

Investing activities

During 2006, net cash provided by investing activities included $217 million primarily from the sale or scheduled repayment of certain of our investments, $297 million from the sale of certain notes receivable and $279 million for the sale of certain aircraft. Net cash provided by investing activities also included $96 million from Boeing associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft. The amount recorded as unearned income will be recognized ratably over the remaining terms of the related finance leases.

During 2005, net cash used in investing activities included $178 million for the purchase of a participation in an investment and certain other rights.

Financing activities

During 2006 and 2005, we made debt repayments of $713 million and $605 million and paid cash dividends (including return of capital) to Boeing of $344 million and $338 million.

Outstanding debt at December 31, 2006 and December 31, 2005 was $5.6 billion and $6.3 billion. During 2006 and 2005, we did not issue any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at December 31, 2006 and 2005 was 5.0-to-1.

We have liquidity requirements, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. We plan to satisfy these liquidity needs from the following sources:

–	cash from operations and other receipts from our portfolio,
–	issuance of commercial paper and other debt,
–	asset sales and securitization, and
–	funding from Boeing.

We believe our internally generated liquidity, together with access to external capital resources or funding from Boeing, will be sufficient to satisfy existing commitments and plans, and also provide adequate financial flexibility to meet potential business funding requirements as they arise in the future. If this does not prove to be correct, we would be required to access other forms of liquidity, sell assets and/or limit new business volume.

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving credit line agreements that serve as back-up liquidity for the issuance of commercial paper and general corporate purposes. We have a Support Agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

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

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure to our portfolio from unfavorable market conditions affecting our customers or our ability to access the global capital markets.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2006, as well as during the year, we were in compliance with these covenants.

Credit Ratings

Our access to capital at rates that allow for a reasonable return on new business can be affected by ratings of our debt by credit rating agencies. As a wholly owned finance company, our credit ratings are closely tied to those of Boeing due to the Support Agreement entered into between Boeing and us in December 2003 and transactional support and guarantees. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, the airline industry, the defense industry or of Boeing’s competitive positions in them. It is possible that these changes could affect our access to the capital markets. We believe our access to the capital markets is adequate.

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-1	F-1
Senior	A+	A2	A+

On March 15, 2006, Moody’s Investors Service upgraded its ratings on debt securities issued by Boeing and us. The short-term rating was changed to P-1 from P-2 and the senior rating was changed to A2 from A3.

On November 3, 2006, Standard & Poor’s upgraded its senior ratings on debt securities issued by Boeing and us to A+ from A.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission (SEC), including guarantor obligations and variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2006:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year	1–3 Years	4–5 Years	More Than 5 Years
Debt (1)	$5,464	$1,261	$1,213	$1,425	$1,565
Capital lease obligations (1)	134	47	25	19	43
Interest (2)	1,196	302	482	304	108
Operating lease obligations	1	1	–	–	–
Purchase Obligations (3)	103	66	37	–	–
	$6,898	$1,677	$1,757	$1,748	$1,716

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2006 on floating rate debt.

(3)	Purchase obligations due less than 1 year includes $26 million which is covered by our guarantees from Boeing.

We expect to meet our current obligations through internally generated cash flows (which include scheduled receipts from our portfolio and sales of portfolio assets) and from future borrowings, including borrowings from Boeing.

The following table summarizes our commercial commitments outstanding as well as an estimate of the timing in which we expect these commitments to mature at December 31, 2006:

Commercial Commitments

		Payments due by period
(Dollars in millions)	Total	Less Than 1 Year	1–3 Years	4–5 Years	More Than 5 Years
Guarantor obligations (1)	$82	$–	$54	$21	$7
Financing commitments (2)	550	250	250	50	–
	$632	$250	$304	$71	$7

(1)

Primarily consists of residual value and credit and deficiency guarantees provided by us. For a discussion of our guarantor obligations, see Item 8. Financial Statements and Supplementary Data, Note 13.

(2)	Represents commitments to provide leasing and other financing based on estimated earliest funding dates.

In addition to our financing commitments of $550 million, at December 31, 2006, Boeing had unfunded commercial aircraft financing commitments of $9.6 billion, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing or our commitments. If there were requirements to fund all Boeing commitments totaling $9.6 billion, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

–	up to $1.2 billion in less than one year,
–	an additional $5.3 billion in one to three years,
–	an additional $3.0 billion in four to five years and
–	an additional $0.1 billion after five years.

Critical Accounting Estimates

For the discussion on our accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1 in our Consolidated Financial Statements. The more critical of these policies are described in the following paragraphs.

Impairment Review for Equipment Under Operating Leases and Held for Sale or Re-lease

We evaluate equipment under operating lease or assets held for sale or re-lease for impairment when the expected undiscounted cash flow over the remaining period during which we intend to continue ownership is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intention to hold or dispose of an asset before the end of its economic useful life, the expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less residual value guarantees, if applicable, over the fair value of the asset.

Had future lease rates on these assets we evaluate for impairment been 10% lower, we estimate that no additional impairment expense would have been recognized at December 31, 2006. We are unable to predict the likelihood of any future impairment.

Allowance for Losses on Receivables

The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of reasonably possible and probable but unconfirmed losses in the receivables portfolio. The estimate is based on many qualitative and quantitative factors, including historical loss experience, collateral values, intercompany guarantees and results of individual credit reviews. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. The adequacy of the allowance is assessed quarterly. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable cumulative default rate by approximately plus and minus 15%, excluding impaired customers for which the cumulative default rate is maintained at 100%. The resulting range of allowance necessary to cover credit-adjusted collateral exposure at December 31, 2006, was approximately $90 million to $112 million.

Lease Residual Values

Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. For example, a change in the estimated residual values of 1% at December 31, 2006, could result in a cumulative pre-tax earnings impact of $20 million to be recognized over time.

Standards Issued and Not Yet Implemented

See Item 8. Financial Statements and Supplementary Data, Note 2.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A key function of a finance company is to manage market risk. One of our principal sources of market risk relates to interest rate changes. This risk is managed by matching the profile of our liabilities with the profile of our assets. Any exposure to mismatch risk is measured and managed with the use of interest rate derivatives. We do not use interest rate derivatives for speculative or trading purposes. In addition, we may from time to time be exposed to foreign exchange risk in which case we may use currency derivatives to manage that risk.

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

Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market interest rates at December 31, 2006, we estimated that the tax-adjusted net fair value of these items would have decreased by $9 million compared with a decrease of $15 million at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 14 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 15, 2007

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2006	2005
ASSETS
Cash and cash equivalents	$589	$297
Receivables:
Finance leases	2,591	2,768
Notes and other	1,679	2,181
	4,270	4,949
Allowance for losses on receivables	(102)	(101)
	4,168	4,848
Equipment under operating leases, net	3,352	3,940
Investments	153	270
Assets held for sale or re-lease, net	259	47
Other assets	63	142
	$8,584	$9,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$122	$156
Other liabilities	372	384
Accounts with Boeing	31	147
Deferred income taxes	1,356	1,274
Debt	5,590	6,322
	7,471	8,283
Minority interest	–	5
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	1,101	1,242
Accumulated other comprehensive income, net of tax	7	9
Retained earnings	–	–
	1,113	1,256
	$8,584	$9,544

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2006	2005	2004
REVENUE
Finance lease income	$190	$190	$227
Interest income on notes receivable	181	178	183
Operating lease income	498	504	437
Investment income	73	33	29
Net gain on disposal of assets	48	25	31
Other income	35	36	52
	1,025	966	959
EXPENSES
Interest expense	353	359	350
Depreciation expense	241	244	218
Provision for (recovery of) losses	8	(25)	(38)
Operating expenses	60	72	67
Asset impairment expense	53	59	106
Debt redemption costs	–	–	42
Other expense	6	27	36
	721	736	781
Minority interest income (expense)	(13)	2	5
Income from continuing operations before provision for income tax	291	232	183
Provision for income tax	106	86	62
Income from continuing operations	185	146	121
Income from discontinued operations, net of tax	–	–	10
Net gain (loss) on disposal of discontinued operations, net of tax	9	(7)	42
Net income	$194	$139	$173

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2003	$1,942	$5	$1,263	$(10)	$684	$113
Non-cash capital contributions from Boeing	9	–	9	–	–
Cash dividends to Boeing	(705)	–	–	–	(705)
Net income	173	–	–	–	173	$173
Reclassification adjustment for losses realized in net income, net of tax of $(7)	12	–	–	12	–	12
Unrealized gain on derivative instruments, net of tax of $(1)	1	–	–	1	–	1
Unrealized loss on investments, net of tax of $16	(28)	–	–	(28)	–	(28)
Balance at December 31, 2004	$1,404	$5	$1,272	$(25)	$152	$158

Non-cash capital contributions from Boeing	17	–	17	–	–
Cash dividends to Boeing (including return of capital)	(338)	–	(47)	–	(291)
Net income	139	–	–	–	139	$139
Reclassification adjustment for losses realized in net income, net of tax of $(15)	25	–	–	25	–	25
Unrealized gain on derivative instruments, net of tax of $(1)	2	–	–	2	–	2
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2005	$1,256	$5	$1,242	$9	$–	$173

Non-cash capital contributions from Boeing	9	–	9	–	–
Cash dividends to Boeing (including return of capital)	(344)	–	(150)	–	(194)
Net income	194	–	–	–	194	$194
Reclassification adjustment for gain realized in net income, net of tax of $5 (1)	(9)	–	–	(9)	–	(9)
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2006	$1,113	$5	$1,101	$7	$–	$192

(1)	Reclassification adjustment is related to investments sold during the year ended December 31, 2006.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2006, 2005 and 2004.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$194	$139	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	240	243	210
Net gain on disposal of discontinued operations	–	(3)	(42)
Net gain on disposal of assets	(48)	(25)	(31)
Provision for (recovery of) losses	8	(25)	(38)
Net (gain) loss on investments and derivative instruments	(56)	–	1
Asset impairment expense	53	62	107
Other non-cash adjustments related to discontinued operations	(9)	10	15
Change in deferred income taxes	83	60	(40)
Change in assets and liabilities:
Other assets	2	4	22
Accrued interest and rents	31	5	(27)
Accounts payable and accrued expenses	(35)	8	(7)
Other liabilities and minority interest	(3)	11	(41)
Accounts with Boeing	(106)	207	(35)
Other	8	13	17
Net cash provided by operating activities	362	709	284
INVESTING ACTIVITIES
Transfer of net assets from Boeing	–	(178)	178
Purchase of investments	–	–	(11)
Proceeds from available-for-sale investments	217	42	21
Purchase of equipment for operating leases	(92)	(165)	(238)
Change in capitalizable costs in process	(35)	–	–
Proceeds from held-to-maturity investments	–	–	63
Proceeds from disposition of equipment and receivables	576	234	285
Principal payments of leases, notes and other receivables	441	357	335
Origination of leases, notes and other receivables	(100)	(436)	(357)
Proceeds from disposal of discontinued operations	–	35	2,017
Adjustments relating to discontinued operations	–	–	175
Net cash provided by (used in) investing activities	1,007	(111)	2,468
FINANCING ACTIVITIES
Repayment of debt	(713)	(605)	(2,121)
Payment of cash dividends (including return of capital)	(344)	(338)	(705)
Repayment of note payable with Boeing Capital Services Corporation	(20)	–	–
Net cash used in financing activities	(1,077)	(943)	(2,826)
Net increase (decrease) in cash and cash equivalents	292	(345)	(74)
Cash and cash equivalents at beginning of year	297	642	716
Cash and cash equivalents at end of year	$589	$297	$642

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$711	$51	$(167)
Net transfer from notes receivable	$(279)	$(2)	$–
Net transfer to (from) equipment under operating leases	$(354)	$526	$177
Net transfer from finance leases	$(15)	$(508)	$(10)
Transfer from other assets	$(101)	$–	$–
Transfer to investments	$43	$–	$–
Transfer from accounts with Boeing	$(5)	$–	$–
Transfer from discontinued operations	$–	$(67)	$–
Offsetting changes in fair value hedge derivatives	$14	$62	$(21)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our”, “BCC” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). Boeing Capital Services Corporation (BCSC), an inactive holding company, owns 100% of our stock and is an indirect wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions to Boeing’s Commercial Airplanes segment customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Integrated Defense Systems segment customers.

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

Portfolio Our portfolio consists of direct finance leases, leveraged leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and assets held for sale or re-lease (net of accumulated depreciation).

Direct Finance Leases At lease inception, we record an asset (“net investment”) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are periodically reviewed, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs as a reduction to Finance lease income.

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

Notes and Other Receivables Notes receivable are recorded net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Equipment Under Operating Leases, Net of Accumulated Depreciation Equipment under operating leases is recorded at cost and depreciated over the lease term or the economic useful life to an estimated residual or salvage value based on our intention to hold or dispose of equipment before the end of its economic useful life, using the straight-line method. We periodically review our estimates of residual value and recognize forecasted decreases in residual value by prospectively adjusting depreciation expense. Revenue on the leased equipment is recorded using the straight-line method over the term of the lease.

Investments Available-for-sale securities including Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values and unrealized gains and losses are reported as part of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Debt and equity securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity, credit reviews and analyses of the counterparties. For investments that are deemed other-than-temporarily impaired, losses are recorded as asset impairment expense and payments received on these investments are recorded using the cost recovery method.

The fair value of publicly traded fixed income and equity securities is based on quoted prices. The fair value of non-publicly traded securities, including certain EETCs, is based on discounted cash flows at market yield. In cases where we determine that it is probable that recovery of our investment will come from liquidation of collateral, the fair value is based on the value of the underlying collateral.

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

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment when the expected undiscounted cash flow over the remaining period during which we intend to continue ownership is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intention to hold or dispose of an asset before the end of its economic useful life, the expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

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

Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, Boeing and other guarantees (if applicable), third party aircraft valuations, and the general state of the economy and airline industry as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

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

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in Other income in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of Accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in Other income immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in Other income.

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

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We have evaluated the impact of this Interpretation, and we do not believe there will be any material adverse effect on our financial statements.

Note 3 – Relationship and Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and agreements allowing us to borrow under Boeing’s committed revolving line of credit.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany arrangements will not change from time to time.

Support Agreement

We have a support agreement (“Support Agreement”) dated December 23, 2003, with Boeing with these principal features:

–	Boeing will maintain 51% or greater ownership of us,
–	Boeing will make contributions to us, if our fixed-charge coverage ratio falls below 1.05-to-1 on a four-quarter rolling basis, and
–	Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

The Support Agreement may not be modified or terminated unless (a) two-thirds of the debt holders consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, nor is it directly enforceable against Boeing by third parties.

Intercompany Credit Arrangements

The backup credit facility between Boeing and its banks was renewed on November 17, 2006. The 364-day line was reduced from $1,500 to $1,000; Boeing has allocated $500 of this line exclusively to us. The five-year revolving credit line expiring in 2011 was increased from $1,500 to $2,000; Boeing has also allocated $1,000 of this line exclusively to us. At December 31, 2006, we had no amounts outstanding under these intercompany credit arrangements.

Federal Income Tax

Our operations are included in the consolidated federal income tax return of Boeing. Our tax sharing agreement, which is included in our Operating Agreement with Boeing, provides that so long as consolidated federal tax returns are filed, Boeing will pay, or we will pay Boeing, as appropriate, an amount equal to the difference between the consolidated tax liability and Boeing’s tax liability computed excluding us. Under this agreement, alternative minimum taxes are disregarded and an intercompany payable/receivable is recorded when federal income taxes are due or federal income tax benefits are generated.

Intercompany Transactions

We are the beneficiary of certain intercompany guarantees and other subsidies from Boeing in respect of specific financing transactions we undertake.

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

Due to intercompany guarantees from Boeing, our accounting classification of certain third party leases may differ from the accounting classification in Boeing’s Consolidated Financial Statements. As a result of these intercompany guarantees, the required balance for the allowance for losses on receivables and the required provision for losses we recognized have been mitigated. Receipts under Boeing guarantees would be net of realization of underlying residual values, partial rent receipts, re-lease rental receipts or other mitigating value received. We also have subsidy agreements which typically cover us for the difference between the contractual rate and the rate required by us.

At December 31, 2006, we were the beneficiary under $2,663 of guarantees ($2,363 for domestic airlines and $300 for foreign airlines) from Boeing which mitigates our risk with respect to portfolio assets totaling $3,424.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2006		2005
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,859	$2,489	$1,894	$2,524
Out of production twin-aisle aircraft	285	370	293	402
Out of production single-aisle aircraft	280	280	322	322
Other, including other Boeing and regional aircraft	239	285	392	1,096
	$2,663	$3,424	$2,901	$4,344

In March 2006, Boeing paid us $96 associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft. The amount was recorded as unearned income which is included in the balance of finance leases and will be recognized ratably over the remaining terms of the related finance leases.

At December 31, 2006 and 2005, Accounts with Boeing included $141 and $107 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee agreements for the years ended December 31:

	2006	2005	2004
Applied to income	$34	$22	$28
Payment for future unearned finance lease income	96	2	5
Applied to reserves	–	87	11
Net change in deferred revenue	(2)	2	–
Write down of notes receivable	29	–	–
Guarantees receivable from Boeing	(29)	–	–
Net cash received under intercompany guarantee agreements	$128	$113	$44

We recorded the following activity under the intercompany subsidy agreements for the years ended December 31:

	2006	2005	2004
Applied to income	$41	$64	$45
Payment for future unearned finance lease income	–	–	1
Net change in deferred revenue	36	85	2
Net change in payable to Boeing	2	–	–
Net cash received under intercompany subsidy agreements	$79	$149	$48

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2006, 2005 and 2004, Boeing recorded charges of $22, $112, and $84, respectively, related to asset impairment, accrued expenses, loan loss provision and allowance for losses on receivables in our portfolio.

For the years ended December 31, 2006, 2005 and 2004, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $48, $43 and $26, respectively.

For the years ended December 31, 2006, 2005 and 2004, we recorded new business volume of $202, $322 and $530, respectively, related to aircraft and equipment recently manufactured by Boeing.

At December 31, 2006 and 2005, the carrying value of the C-40 aircraft under a head lease structure with Boeing which has a concurrent sublease with the U.S. Government was $165 and $177.

In the third quarter of 2006, we terminated our operating lease with Boeing for a Boeing Business Jet, which we subsequently sold.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2006	2005
Notes payable to BCSC	$–	$20
Federal income tax payable (receivable)	(60)	30
Other	91	97
	$31	$147

In May 2006, we repaid our $20 note payable to BCSC. Total interest paid to BCSC was $1, $2 and $3 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006 and 2005, we paid cash dividends (including return of capital) totaling $344 and $338 to Boeing.

We also receive support services from Boeing. Eligible employees are members of Boeing’s defined benefit pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For the years ended December 31, 2006, 2005 and 2004, the charges for these services totaled $11, $11 and $9, respectively.

Note 4 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2006	2005
Investment in finance leases:
Direct finance leases	$2,418	$2,593
Leveraged leases	173	175
	2,591	2,768
Notes and other	1,679	2,181
Total investment in finance leases and notes and other	4,270	4,949
Less allowance for losses on receivables	(102)	(101)
	$4,168	$4,848

The net investment in finance leases consisted of the following at December 31:

	2006	2005	2006	2005
	Direct Finance Leases		Leveraged Leases
Minimum lease payments	$3,621	$3,869	$936	$1,003
Less principal and interest payable on non-recourse debt	–	–	(668)	(735)
Estimated residual value	712	681	56	58
Unearned income and deferred net incremental direct costs	(1,915)	(1,957)	(151)	(151)
Less deferred taxes	–	–	(278)	(277)
Net investment in finance leases	$2,418	$2,593	$(105)	$(102)

Scheduled minimum lease payments on direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt) are as follows for the years ended December 31:

	2007	2008	2009	2010	2011	Thereafter
Finance leases	$385	$273	$273	$259	$250	$2,449

At December 31, 2006 and 2005, finance lease receivables of $57 and $59 were assigned as collateral to secure senior debt. Finance lease receivables of $90 and $92 at December 31, 2006 and 2005 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

The investment in notes and other receivables consisted of the following at December 31:

	2006	2005
Principal	$1,671	$2,177
Accrued interest	16	14
Unamortized discount and deferred net incremental direct costs	(8)	(10)
	$1,679	$2,181

Scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2007	2008	2009	2010	2011	Thereafter
Notes and other	$166	$300	$147	$158	$177	$723

Note 5 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2006	2005	2004
Allowance for losses on receivables at beginning of year	$101	$240	$303
Provision for (recovery of) losses	8	(25)	(38)
Net write-offs	(7)	(120)	(36)
Allowance transferred from Boeing	–	6	11
Allowance for losses on receivables at end of year	$102	$101	$240

Allowance as a percentage of total receivables	2.4%	2.0%	4.2%

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

	2006	2005	2004
	Pro Forma
Allowance for losses on receivables at beginning of year	$274	$402	$400
Provision for losses	32	73	44
Net write-offs	(52)	(201)	(42)
Allowance for losses on receivables at end of year	$254	$274	$402

Allowance as a percentage of total receivables (pro forma)	6.4%	5.5%	7.1%

The carrying value of impaired receivables consisted of the following at December 31:

	2006	2005
Impaired receivables with specific impairment allowance	$74	$47
Impaired receivables with no specific allowance	1,032	1,464
Carrying value of impaired receivables	$1,106	$1,511

Allowance for losses on impaired receivables was $20 and $21 at December 31, 2006 and 2005.

Our average recorded investment in impaired receivables, calculated on a quarterly weighted average, was $1,191, $1,196 and $1,940 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, we recognized income of $104, $90 and $118, respectively, on these impaired receivables during the periods in which they were considered impaired which included $22, $1 and $9, respectively of income based on cash received.

United Air Lines, Inc. (United) emerged from bankruptcy on February 1, 2006. At December 31, 2006, $683 of United’s receivables were classified as impaired until maturity since the effective interest rates for certain notes receivable that were restructured in 2003 were below market terms at the time of the restructuring. At December 31, 2005, $1,008 of United’s receivables were classified as impaired. As of December 31, 2006, United is current on all payments.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following at December 31:

	2006	2005
Assets placed on non-accrual status:
Receivables	$100	$127
Equipment under operating leases, net	161	246
Investments	–	155
	261	528
Assets held for sale or re-lease, net	6	11
	$267 (1)	$539 (1)

Percent of non-performing receivables to total receivables	2.3%	2.6%
Percent of total non-performing assets to total portfolio	3.3%	5.9%

(1)	At December 31, 2006 and 2005, total non-performing assets without the effect of guarantees available from Boeing would be $267 and $1,166.

For the portfolio assets that were non-performing as of and during the year ended December 31, 2006 and 2005, we recorded income of $28 and $20 based on cash received of $51 and $25.

At December 31, 2006, we had no accrued income on receivables with amounts past due greater than 90 days.

Note 6 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2006	2005
Cost	$4,106	$4,685
Accumulated depreciation	(754)	(745)
	$3,352	$3,940

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter
Operating leases	$409	$381	$339	$299	$229	$1,208

At December 31, 2006 and 2005, equipment under operating leases of $208 and $223 were assigned as collateral to secure senior debt. At December 31, 2006 and 2005 equipment under operating leases of $47 and $108 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

Note 7 – Investments

Available-for-sale securities consisted of the following at December 31:

	2006	2005
Carrying value (estimated fair value)	$152	$269
Amortized cost	145	258
Net unrealized gain carried in Accumulated other comprehensive income (1)	$7	$11

(1)	At December 31, 2006 and 2005, this included total unrealized gains of $7 and $26. At December 31, 2005, this included unrealized losses of $15.

On March 4, 2005, we completed the exchange transaction of our investment with Delta Air Lines, Inc. (Delta) in a D tranche Delta EETC for two C tranche Delta EETCs. The assets we received were recorded at their fair values and we recorded an asset impairment charge of $2. Due to the financial difficulties of Delta, during the third quarter of 2005, we deemed these investments to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $27. This asset impairment charge was offset by the value of other collateral available to us. These investments had been accounted for using the cost recovery method. During 2006, an investment was fully repaid at maturity for $42 and we recognized Investment income of $26. During the fourth quarter of 2006, based on a review of Delta’s financial position and as a result of Delta making all contractual payments to us, we placed our investment on accrual status effective October 1, 2006. This investment with an amortized cost of $128 at December 31, 2006, is being accreted to its face value of $135 at maturity.

As a result of the financial difficulties of Northwest Airlines, Inc. (Northwest), during the third quarter of 2005, we deemed our investments in Northwest to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $24. These investments had been accounted for using the cost recovery method. During 2006, our investments were sold for $41 and we recognized Investment income of $28.

In addition, during 2006, we sold certain other investments for total proceeds of $97 and recognized Investment income of $2.

At December 31, 2006, our available-for-sale investments included one other subordinated debt investment with an estimated fair value of $17.

At December 31, 2006 and 2005, none of our investment securities were considered investment grade securities.

During 2004, we deemed a certain investment to be other-than-temporarily impaired and recorded total pre-tax non-cash charge to Asset impairment expense of $47 resulting in a reduction of the carrying value to zero.

Maturities, based upon scheduled principal repayments, of available-for-sale debt securities were as follows at December 31, 2006:

Estimated Fair Value
Due in one year or less	$9
Due from one to five years	139
Due from five to ten years	3
Due after ten years	1
$152

Note 8 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2006	2005	2004
Current:
Federal	$12	$17	$100
State	11	9	3
	23	26	103
Deferred:
Federal	83	60	(41)
	$106	$86	$62

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements that are recognized in different years for financial reporting than when recognized in the tax returns. The tax impact of temporary differences constitute our net deferred liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2006	2005
Deferred tax assets:
Allowance for losses on receivables	$141	$202
Other	64	46
	205	248
Deferred tax liabilities:
Leased assets	(1,546)	(1,494)
Other	(11)	(23)
	(1,557)	(1,517)
	(1,352)	(1,269)
Deferred tax on accumulated other comprehensive loss	(4)	(5)
Net deferred tax liability	$(1,356)	$(1,274)

Income tax computed at the United States federal income tax rate and the provision (benefit) for tax on income differ as follows for the years ended December 31:

	2006		2005		2004
Tax computed at federal statutory rate	$102	35.0%	$81	35.0%	$64	35.0%
State income taxes, net of federal tax benefit	7	2.4	7	2.8	2	1.3
Foreign sales corporation/extraterritorial income tax benefit	(5)	(1.7)	(6)	(2.5)	(7)	(4.0)
Foreign sales corporation/extraterritorial income basis adjustment	7	2.4	–	–	–	–
Other	(5)	(1.7)	4	1.8	3	1.6
	$106	36.4%	$86	37.1%	$62	33.9%

We, as part of the consolidated Boeing organization, have completed Internal Revenue Service (IRS) examinations, through 2001. Boeing has filed appeals with the IRS for 1998-2001. During 2006, Boeing settled the McDonnell Douglas Corporation, a subsidiary of Boeing, appeal for 1993 through 1997 which did not have a material adverse effect on our earnings, cash flows and/or financial position.

Pursuant to our tax sharing agreement with Boeing, we received a payment with respect to tax benefits from Boeing of $25 in 2005, and made payments with respect to tax obligations to Boeing of $126 and $123 in 2006 and 2004. We made income tax payments, net of receipts from other federal, state and foreign tax agencies, of $1, $2 and $4 in 2006, 2005 and 2004, respectively.

Note 9 – Debt and Credit Agreements

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

	2006	2005
3.25% – 7.64% fixed rate notes due through 2017	$5,263	$5,919
6.59% – 7.14% floating rate notes due through 2023 (1)	119	129
4.84% – 7.81% non-recourse notes due through 2013 (1)	76	80
4.12% – 8.25% capital lease obligations due through 2015 (1)	132	194
	$5,590	$6,322

(1)	Interest rates on floating rate debt are the contractual interest rates at December 31, 2006.

At December 31, 2006 and 2005, we had interest rate swaps which effectively convert $1,545 and $2,047 from fixed rate to floating rate and $92 and $189 from floating rate to fixed rate.

On February 16, 2001, we filed a public shelf registration of $5,000 of debt securities with the Securities and Exchange Commission (SEC). As of December 31, 2006, an aggregate amount of $402 remains available for issuance. On February 22, 2002, we filed a public shelf registration of $5,000 of debt securities with the SEC. As of December 31, 2006 an aggregate amount of $3,019 (which includes $119 of retail medium-term notes) remains available for issuance. These shelf registrations expire in November 2008. The availability of funding under these shelf registrations as a funding source is dependent on investor demand and market conditions.

On June 6, 2002, we established a Euro medium-term note program in the amount of $1,500. At December 31, 2006 and 2005, we had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to us and the program be updated within the prior twelve months. In view of our cash position and other available funding sources, we determined during 2004 that it was unlikely we would need to use this program in the foreseeable future. The program is thus inactive but available with updated registration statements.

We have a $1,500 Commercial Paper (CP) program that serves as a potential low-cost source of short-term liquidity subject to market conditions. Throughout 2006 and at December 31, 2006, there were no amounts outstanding under the CP program.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2006, as well as during the year, we were in compliance with these covenants.

In 2004, we redeemed $1,000 face value of outstanding senior notes due in 2005 and 2006 and recognized a loss of $42 which consisted of a $52 prepayment penalty for early redemption offset by $10 related to the amount by which the fair value of our hedged redeemed debt exceeded the carrying value of our hedged redeemed debt.

Maturities of principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Leases
2007	$1,261	$47
2008	694	16
2009	519	9
2010	637	9
2011	788	10
Thereafter	1,565	43
	$5,464	$134

In 2006, 2005 and 2004, interest payments were $353, $359 and $385, respectively.

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

For the years ended December 31, 2006, 2005 and 2004, we recorded $8, $12 and $14 of income related to the amortized basis adjustment of certain terminated swaps as a reduction of interest expense, respectively.

In 2004, as part of an early debt redemption, we redeemed 50% of our senior notes due in 2006 and accordingly, 50% of the unamortized fair value adjustment related to previously terminated swaps was recognized in income, resulting in a $10 reduction in the cost of early debt redemption.

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

Other Derivative Instruments

We hold certain interest rate swaps which do not receive hedge accounting treatment. For the year ended December 31, 2006, we did not record any gains or losses on these interest rate swaps. For the years ended December 31, 2005 and 2004, we recorded net losses of $4 and $3 on these interest rate swaps.

For the years ended December 31, 2005 and 2004, we held warrants which were recorded in Other assets and the changes in their fair value resulted in an addition to Other income of $5 and a reduction to Other income of $2.

Note 11 – Share-Based Plans Expense

We early adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment as of January 1, 2005, using the modified prospective method.

Share-based plans expense principally relates to Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. For the years ended December 31, 2006, 2005 and 2004 we recorded $9, $17 and $9 attributable to share-based plans expense.

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

Restructurings and Restructuring Requests

At December 31, 2006 and 2005, Delta accounted for $135 and $161 of our total assets. At December 31, 2006, the Delta portfolio consisted of an investment in an EETC secured by 12 aircraft. Delta retains certain rights by operating under Chapter 11 bankruptcy protection. As of December 31, 2006, Delta has made the contractually required payments relating to the remaining EETC held by us. We do not expect that the Delta bankruptcy, including the possible return of some or all of the aircraft financed, will have a material effect on our future earnings, cash flows and/or financial position.

At December 31, 2006 and 2005, Northwest accounted for $349 and $494 of our total assets. At December 31, 2006, the Northwest portfolio consisted of notes receivable on six aircraft, and two additional notes receivable. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection. On November 8, 2006, the bankruptcy court approved the restructured terms of certain obligations relating to the notes receivable. At December 31, 2006, Northwest is current on payments relating to the notes receivable held by us. We do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with us. We have not reached agreement on any other restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2006, we had unfunded financing commitments of $550, and Boeing had unfunded commercial aircraft financing commitments of $9,650, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing or our commitments. If there were requirements to fund all Boeing and our commitments totaling $10,200, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

	Boeing	BCC
Less than one year	$1,250	$250
One to three years	5,300	250
Four to five years	3,000	50
After five years	100	–
	$9,650	$550

Lease Commitments

Rent expense for office leases under operating lease agreements was $1, $1 and $4 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the minimum future rental commitments under these non-cancelable leases payable over the remaining lives of the leases aggregated $1 and are due to be funded in less than one year.

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

The following table provides quantitative data regarding our third party guarantees at December 31, 2006 and 2005. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the consolidated balance sheets reflects fees received for extending these guarantees.

	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Value of Liabilities (2)
Residual value guarantees	$75	$75	$4
Credit and deficiency guarantees (1)	7	–	–
	$82	$75	$4

(1)	This amount is indemnified by Boeing.

(2)	This amount is included in Other liabilities.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in two to four years.

Under these credit and deficiency guarantees, we are obligated to make payments to a guaranteed party if the original debtor or lessee does not make required payments. Current outstanding credit and deficiency guarantees expire within the next six years.

Variable Interest in Unconsolidated Entities

Our investments in EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities.

We have certain investments in EETCs which were acquired between 1999 and 2005. EETCs are interests in a trust that passively hold investments in aircraft or pools of aircraft. The EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investments in EETCs do not require consolidation under FIN 46(R). At December 31, 2006, our maximum exposure to economic loss from our EETCs is $152. At December 31, 2006, the EETC investments had total assets of $559 ($3,985 at December 31, 2005) and total debt of $407 ($3,716 at December 31, 2005). This debt is non-recourse to us and includes $394 that is senior to our investments. During 2006, we recorded investment income of $9 and received cash of $18 related to these investments.

From 1998 through 2005 we provided subordinated loans to certain VIEs. VIEs are financial structures commonly utilized by airlines, lenders and loan guarantors. These VIEs are included in the scope of FIN 46(R); however, only certain VIEs require consolidation. VIE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests or for other structuring reasons. At December 31, 2006, certain VIEs that we did not consolidate since we were not the primary beneficiary had total assets of $96 and total debt (which is non-recourse to us) of $88. Our maximum exposure to economic loss is $8 from these VIEs. During 2006, no investment income was recorded and no cash was received related to these VIEs.

Capital lease obligations

We have off-balance sheet items that relate to capital lease obligations for three financing transactions each involving an MD-11 aircraft leased to us and subleased by us to our commercial aircraft customers. At December 31, 2006 these transactions included restricted cash deposits denominated in yen in an amount equivalent to $80 and an equal amount of liabilities reflecting our obligations to purchase underlying aircraft with these deposits by 2008. These liabilities and corresponding deposits are considered defeased based upon their structure.

Note 14 – Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows at December 31:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$1,679	$1,726	$2,181	$2,241
Interest rate swaps	$15	$15	$26	$26

LIABILITIES
Debt, excluding capital lease obligations	$(5,458)	$(5,599)	$(6,128)	$(6,440)
Interest rate swaps	$(25)	$(25)	$(32)	$(32)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(4)	$(4)	$(4)	$(4)

Items not included in the above disclosures are Cash and cash equivalents and Investments. The estimated fair value of those items approximate their fair value at December 31, 2006 and 2005 as reflected in the Consolidated Balance Sheets.

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

Interest rate swaps. The fair values of our interest rate swaps are based on standard discounted cash flow techniques or quoted market prices of comparable instruments.

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

Note 15 – Concentrations

Generally, each asset in our portfolio is backed by the value of the equipment that we have financed, the particular customer’s credit and, at times, other collateral or transactional features. Additionally, our risk on certain transactions has been mitigated in part by transactional support provided by Boeing; that support is concentrated on financing of the 717 aircraft in our portfolio.

Portfolio carrying values for our five largest customers were as follows at December 31:

	2006
	Carrying Value	% of Total Portfolio
AirTran	$1,592	19.8%
United	749	9.3
American	678	8.4
Midwest	617	7.7
Hawaiian	434	5.4
	$4,070	50.6%

	2005
	Carrying Value	% of Total Portfolio
AirTran	$1,679	18.2%
United	1,080	11.7
American	729	7.9
Midwest	552	6.0
Northwest	494	5.4
	$4,534	49.2%

For the years ended December 31, 2006 and 2005, AirTran Holdings, Inc. accounted for 13% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2006		2005
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$6,165	76.7%	$6,783	73.7%
Europe	1,041	13.0	1,171	12.7
Asia/Australia	522	6.5	624	6.8
Latin America	191	2.4	490	5.3
Other	115	1.4	138	1.5
	$8,034	100.0%	$9,206	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue from customers by geographic region was as follows for the years ended December 31:

	2006	2005	2004
United States	$740	$622	$578
Europe	136	143	152
Asia/Australia	75	95	110
Latin America	60	92	108
Other	14	14	11
	$1,025	$966	$959

Portfolio carrying values were represented by the following product types at December 31:

	2006	2005
717	$2,590	$2,634
757	1,171	1,222
767	739	907
777	718	1,048
MD-11	660	689
737	588	737
747	454	504
MD-80	382	412
Other (1)	732	1,053
	$8,034	$9,206

(1)	Other includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2006	2005
2002 and newer	38.7%	37.7%
1997 - 2001	39.8	39.8
1992 - 1996	12.0	11.1
1991 and older	9.5	11.4
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2006, our maximum exposure to loss associated with the loss sharing arrangement was $218, for which we have accrued a liability of $78.

Reserve under the loss sharing arrangement, which is included in Other liabilities was as follows for the year ended December 31:

	2006	2005
Reserve at beginning of period	$81	$90
Increase (reduction) in reserve	(10)	25
Payments received from (made to) GECC	7	(34)
Reserve at end of period	$78	$81

Operating results of the discontinued operations were as follows for the years ended December 31:

	2006	2005	2004
Revenue	$–	$3	$96

Income from discontinued operations	$–	$–	$16
Provision for income tax	–	–	6
Income from discontinued operations, net of tax	$–	$–	$10

Net gain (loss) on disposal of discontinued operations	$14	$(12)	$66
Provision (benefit) for income tax	5	(5)	24
Net gain (loss) on disposal of discontinued operations, net of tax	$9	$(7)	$42

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30		September 30	December 31
2006
Revenue	$237	$243		$304	$241
Income from continuing operations	$49	$41		$78	$17
Net income	$49	$41		$78	$26

2005
Revenue	$237	$261	(1)	$230	$238
Income from continuing operations	$29	$76	(1)	$15	$26
Net Income	$29	$71		$13	$26

(1)	Certain reclassifications have been made to conform to the current year’s presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, were as follows during the years ended 2006 and 2005:

Services Rendered / Fees (Dollars in millions)	2006	2005
Audit fees (1)	$2.1	$2.1

(1)

For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for the years ended 2006 and 2005, fees for issuance of consents related to SEC filings and other statutory audits.

As a wholly owned subsidiary of The Boeing Company (Boeing), audit and non-audit services provided by our independent auditor are subject to Boeing’s Audit Committee (Committee) pre-approval policies and procedures. The Committee pre-approved all services provided by, and all fees of, our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    1.        Financial Statements:

All consolidated financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

None.

3.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to our Form 10-K for the year ended December 31, 1993.

3.2

Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated August 11, 1997, incorporated herein by reference to Exhibit 3(i) to our Form 10-Q, for the period ended June 30, 1997.

3.3	By-Laws of the Company dated July 22, 1993, incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 1993.

4.1

First Supplemental Indenture, dated June 12, 1995, between the Company and Bankers Trust Company, incorporated herein by reference to Exhibit 4(b) to our Form S-3 Registration Statement (File No. 33-58989).

4.2	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.3	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.4	Subordinated Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.5	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.6	Form of Series X Senior Floating Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.7	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.8	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.9	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.10	Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 333-82391).

4.11	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

4.12	Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-82391).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

10.1	364-Day Credit Agreement dated November 17, 2006, between Boeing and the banks listed therein.

10.2	Five-Year Credit Agreement dated November 17, 2006, between Boeing and the banks listed therein.

10.3	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 17, 2006, between Boeing and us.

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

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Boeing Capital Corporation

February 16, 2007	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 16, 2007	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 16, 2007	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 16, 2007	/s/ JAMES C. JOHNSON
James C. Johnson Director

February 16, 2007	/s/ R. PAUL KINSCHERFF
R. Paul Kinscherff Director

February 16, 2007	/s/ WALTER E. SKOWRONSKI
Walter E. Skowronski President and Director (Principal Executive Officer)