Form 10-Q
period 2007-03-31
BOEING CAPITAL CORP
filed 2007-04-25
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 23, 2007: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$27	$589
Receivables:
Finance leases	2,547	2,591
Notes and other	1,615	1,679
	4,162	4,270
Allowance for losses on receivables	(86)	(102)
	4,076	4,168
Equipment under operating leases, net	3,429	3,352
Investments	154	153
Assets held for sale or re-lease, net	122	259
Other assets	54	63
	$7,862	$8,584

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$69	$122
Other liabilities	359	372
Accounts with Boeing	99	31
Deferred income taxes	1,356	1,356
Debt	4,989	5,590
	6,872	7,471
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	979	1,101
Accumulated other comprehensive income, net of tax	6	7
Retained earnings	–	–
	990	1,113
	$7,862	$8,584

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
REVENUE
Finance lease income	$46	$50
Interest income on notes receivable	36	48
Operating lease income	117	128
Investment income	6	6
Net loss on disposal of assets	–	(1)
Other income	8	6
	213	237
EXPENSES
Interest expense	79	90
Depreciation expense	54	61
Recovery of losses	(8)	(1)
Operating expenses	13	14
Asset impairment expense	–	2
Other expense	2	1
	140	167
Income from continuing operations before provision for income tax	73	70
Provision for income tax	27	21
Income from continuing operations	46	49
Net gain on disposal of discontinued operations, net of tax	4	–
Net income	$50	$49

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income
Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(50)	–	(1)	–	(49)
Net income	49	–	–	–	49	$49
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized gain on investments and reclassification adjustment, net of tax	14	–	–	14	–	14
Balance at March 31, 2006	$1,272	$5	$1,243	$24	$–	$64

Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(173)	–	(123)	–	(50)
Net income	50	–	–	–	50	$50
Unrealized loss on investments, net of tax	(1)	–	–	(1)	–	(1)
Balance at March 31, 2007	$990	$5	$979	$6	$–	$49

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$50	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52	61
Net loss on disposal of assets	–	1
Recovery of losses	(8)	(1)
Asset impairment expense	–	2
Share-based plans expense	1	2
Other non-cash adjustments related to discontinued operations	(4)	–
Change in deferred income taxes	1	(21)
Change in assets and liabilities:
Other assets	19	20
Accrued interest and rents	4	(1)
Accounts payable and accrued expenses	(53)	(70)
Other liabilities	–	26
Accounts with Boeing	66	139
Net cash provided by operating activities	128	207
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	–	112
Purchase of equipment for operating leases	–	(61)
Change in capitalizable costs in process	(11)	(7)
Proceeds from disposition of equipment and receivables	15	79
Principal payments of leases, notes and other receivables	107	170
Origination of leases, notes and other receivables	(20)	–
Net cash provided by investing activities	91	293
FINANCING ACTIVITIES
Proceeds from intercompany borrowings	175	–
Repayment of debt	(783)	(22)
Payment of cash dividends (including return of capital)	(173)	(50)
Net cash used in financing activities	(781)	(72)
Net increase (decrease) in cash and cash equivalents	(562)	428
Cash and cash equivalents at beginning of year	589	297
Cash and cash equivalents at end of period	$27	$725

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$(133)	$131

Net transfer from notes receivable	$(1)	$–

Net transfer to (from) equipment under operating leases	$130	$(100)

Net transfer to finance leases	$4	$–

Transfer from other assets	$–	$(31)

Offsetting changes in fair value hedge derivatives	$(7)	$30

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

Note 2 – Standards Issued and Not Yet Implemented

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

Note 3 – Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and agreements allowing us to borrow under Boeing’s committed revolving line of credit. We also have an intercompany borrowing arrangement with Boeing as described in Note 6.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany arrangements will not change from time to time.

At March 31, 2007, we were the beneficiary under $2,621 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $3,371.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2007		December 31, 2006
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,843	$2,467	$1,859	$2,489
Out of production twin-aisle aircraft	284	364	285	370
Out of production single-aisle aircraft	276	276	280	280
Other, including other Boeing and regional aircraft	218	264	239	285
	$2,621	$3,371	$2,663	$3,424

At March 31, 2007 and December 31, 2006, Accounts with Boeing included $169 and $141 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2007	2006
Applied to income	$18	$13
Net change in finance lease receivables	–	96
Net change in deferred revenue	28	76
Guarantees receivable from Boeing	(46)	–
Net cash received under intercompany guarantee and subsidy agreements	$–	$185

For the three months ended March 31, 2007 and 2006, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $9 and $11.

For the three months ended March 31, 2007 and 2006, we recorded new business volume of $20 and $76 related to aircraft and equipment manufactured by Boeing.

Note 4 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the three months ended March 31:

	2007	2006	2007	2006
	Pro Forma (1)
Allowance for losses on receivables at beginning of period	$102	$101	$254	$274
Recovery of losses	(8)	(1)	(32)	(1)
Net write-offs	(8)	(1)	(8)	(16)
Allowance for losses on receivables at end of period	$86	$99	$214	$257

Allowance as a percentage of total receivables	2.1%	2.1%	5.4%	5.4%

(1)

Reconciles, on a pro forma basis, the changes in the allowance for losses on receivables for the three months ended March 31, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases classified as operating leases by Boeing.

The carrying value of impaired receivables consisted of the following:

	March 31, 2007	December 31, 2006
Impaired receivables with specific impairment allowance	$66	$74
Impaired receivables with no specific allowance	999	1,032
Carrying value of impaired receivables	$1,065	$1,106

At March 31, 2007 and December 31, 2006, allowance for losses on impaired receivables was $20.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	March 31, 2007	December 31, 2006
Assets placed on non-accrual status:
Receivables	$44	$100
Equipment under operating leases, net	196	161
	240	261
Assets held for sale or re-lease, net	4	6
	$244	$267

Percent of non-performing receivables to total receivables	1.1%	2.3%
Percent of total non-performing assets to total portfolio	3.1%	3.3%

For the portfolio assets that were non-performing as of and during the three months ended March 31, 2007 and 2006, we recorded income of $3 and $7 based on cash received of $6 and $14.

Note 5 – Income Tax

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of January 1, 2007.

In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in Income tax expense in our Condensed Consolidated Statements of Operations. In prior periods, such interest income or expense was recorded in Operating expense. Penalties, if any, will be recorded as a component of Income tax expense. We did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2007 and 2006.

As of March 31, 2007 and January 1, 2007, we did not have any unrecognized tax benefits.

As of March 31, 2007 and January 31, 2007, we, as a subsidiary of Boeing, are subject to examination in the United States federal tax jurisdiction for the 2002-2006 tax years. We, either as a subsidiary of Boeing or as a separate filing entity, are also subject to examination in various state and foreign jurisdictions for the years 2001-2006.

Note 6 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	March 31, 2007	December 31, 2006
5.27% intercompany borrowing due April 2007	$175	$–
3.25% - 7.64% fixed rate notes due through 2017	4,499	5,263
6.59% - 7.21% floating rate notes due through 2023 (1)	119	119
4.84% - 7.78% non-recourse notes due through 2013 (1)	75	76
5.22% - 8.25% capital lease obligations due through 2015 (1)	121	132
	$4,989	$5,590

(1)	Interest rates on floating rate debt are the contractual interest rates at March 31, 2007.

At March 31, 2007, and December 31, 2006, we had interest rate swaps, which effectively convert $1,535 and $1,545 of debt from fixed rate to floating rate and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. As of and during the three months ended March 31, 2007, we were in compliance with these covenants.

Note 7 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain of our customers request a restructuring of their transactions with us. We have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2007, we and Boeing had unfunded financing commitments of $9,450, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation.

Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
2007	$850
2008	3,350
2009	550
2010	1,600
2011	2,750
Thereafter	350
$9,450

Note 8 – Concentrations

Generally, each asset in our portfolio is backed by the value of the equipment that we have financed, the particular customer’s credit and, at times, other collateral or transactional features. Additionally, our risk on certain transactions has been mitigated in part by transactional support provided by Boeing; that support itself is concentrated on the 717 aircraft in our portfolio.

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2007		December 31, 2006
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,578	20.1%	$1,592	19.8%
United	737	9.4	749	9.3
American	661	8.4	678	8.4
Midwest	611	7.8	617	7.7
Hawaiian	433	5.5	434	5.4
	$4,020	51.2%	$4,070	50.6%

For the three months ended March 31, 2007 and 2006, AirTran Holdings, Inc. accounted for 15% and 14% of our revenue. For the three months ended March 31, 2006, United accounted for 10% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2007		December 31, 2006
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$5,920	75.3%	$6,165	76.7%
Europe	1,006	12.8	1,041	13.0
Asia/Australia	518	6.6	522	6.5
Latin America	310	3.9	191	2.4
Other	113	1.4	115	1.4
	$7,867	100.0%	$8,034	100.0%

(1)	United States includes all assets held for sale or re-lease even though such assets may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2007	December 31, 2006
717	$2,569	$2,590
757	1,152	1,171
767	726	739
777	701	718
MD-11	652	660
737	579	588
747	446	454
MD-80	375	382
Other (1)	667	732
	$7,867	$8,034

(1)	Other includes receivables, stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2007	December 31, 2006
2002 and newer	39.7%	38.7%
1997 - 2001	39.6	39.8
1992 - 1996	11.6	12.0
1991 and older	9.1	9.5
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $220, for which we have accrued a liability of $73.

The reserve under the loss sharing arrangement, which is included in Other liabilities was as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Reserve at beginning of period	$78	$81
Increase (reduction) in reserve	(7)	8
Payments received from GECC	2	–
Reserve at end of period	$73	$89

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

–	our ability to meet our current contractual obligations, including outstanding financing commitments;

–	reduced lease rates as a result of competition in the used aircraft market;

–	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for losses on receivables;

–	volatility in our earnings due to the timing of, or change in our intent regarding, asset sales, as well as fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

Please see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the three months ended March 31, 2007, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At March 31, 2007, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At March 31, 2007, we owned 301 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 72 aircraft, including those owned in Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at March 31, 2007 decreased to $7.9 billion from $8.0 billion at December 31, 2006. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2007	Year Ended December 31, 2006
New business volume	$20	$250
Charge-off due to customer restructuring and write-offs	(8)	(9)
Transfer of assets	–	43
Asset impairment	–	(53)
Asset run off	(112)	(632)
Asset dispositions	(15)	(531)
Depreciation and amortization expense	(52)	(240)
Net change in portfolio balance	$(167)	$(1,172)

At March 31, 2007 and December 31, 2006, we had $122 million and $259 million of assets that were held for sale or re-lease, of which $118 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $75 million are scheduled to terminate in the next 12 months and the related aircraft are being remarketed or the leases are being extended.

Our net income was $50 million for the three months ended March 31, 2007 compared with $49 million for the same period in 2006, an increase of $1 million. The increase in our net income was primarily due to a recovery of losses on receivables, lower interest expense, lower depreciation expense and a gain on disposal of discontinued operations offset by lower interest income on notes receivable and lower operating lease income during the first three months of 2007.

Consolidated Results of Operations

Revenue

Revenue for the three months ended March 31, 2007 decreased $24 million, a decrease of 10% compared with the same period in 2006.

Interest income on notes receivable was $36 million for the three months ended March 31, 2007, a decrease of 25% compared with the same period in 2006 due to a decrease in the weighted average balance of our notes receivable primarily due to the sale of certain notes in 2006.

Operating lease income was $117 million for the three months ended March 31, 2007, a decrease of 9% compared with the same period in 2006 primarily due to a decrease in the weighted average balance of equipment under operating leases due to the sale of certain aircraft in 2006.

Expenses

Expenses decreased $27 million for the three months ended March 31, 2007, a decrease of 16% compared with the same period in 2006.

Interest expense was $79 million for the three months ended March 31, 2007, a decrease of 12% compared with the same period in 2006 primarily due to a decrease in the balance of debt outstanding, which was partially offset by an increase in the weighted average annual effective interest rate incurred on all borrowings to 6.0% in 2007 from 5.7% in 2006.

Depreciation expense was $54 million for the three months ended March 31, 2007, a decrease of 12% compared with the same period in 2006 primarily due to a decrease of $4 million resulting from the decrease in the depreciable balance of equipment under operating leases and a decrease of $3 million resulting from the change in certain assumptions based on our intention to hold or dispose of equipment before the end of its economic useful life.

The recovery of losses was $8 million for the three months ended March 31, 2007, compared with $1 million for the same period in 2006. During the three months ended March 31, 2007 and 2006, we adjusted the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses. The increase in recovery of losses was primarily due to improved collateral values and lower applicable cumulative default rates.

Provision for income tax was $27 million for the three months ended March 31, 2007, an increase of 29% compared with the same period in 2006, primarily due to an increase in the effective income tax rate due to the repeal of Foreign Sales Corporation and Extraterritorial Income Benefits and a benefit from Boeing under our intercompany tax sharing agreement in the first quarter of 2006 which did not occur in the first quarter of 2007.

Gain on disposal of discontinued operations, net of tax, was $4 million for the three months ended March 31, 2007 due to a reduction in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our total cash and cash equivalents were $27 million at March 31, 2007, a decrease from $589 million at December 31, 2006. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2007	2006
Net cash provided by operating activities	$128	$207
Net cash provided by investing activities	91	293
Net cash used in financing activities	(781)	(72)
Net increase (decrease) in cash and cash equivalents	$(562)	$428

Operating activities

During the three months ended March 31, 2007, net cash provided by operating activities included net income from operations of $50 million. We had net adjustments for non-cash items of $42 million which primarily related to depreciation expense. We also had a net increase in our net operating assets and liabilities of $36 million.

During the three months ended March 31, 2006, net cash provided by operating activities included net income from operations of $49 million. We had adjustments for non-cash items of $44 million, which primarily related to depreciation expense. We also had an increase in our net operating assets and liabilities of $114 million, which included $36 million for prepaid rent and $88 million for guarantee and subsidy settlements with Boeing.

Investing activities

During the three months ended March 31, 2007, net cash provided by investing activities included $107 million relating to asset run off and an early customer repayment of notes receivable.

During the three months ended March 31, 2006, net cash provided by investing activities included $97 million from the sale of one of our investments in an EETC, $79 million for the sale of aircraft, $96 million received from Boeing associated with the net change in finance lease receivable and a partial settlement of a guarantee on 24 717 aircraft.

Financing activities

During the three months ended March 31, 2007, net cash used for financing activities included scheduled debt repayments of $783 million and cash dividends (including the return of capital) to Boeing of $173 million offset by intercompany borrowings of $175 million from Boeing.

During the three months ended March 31, 2006, we made scheduled debt repayments of $22 million and cash dividends (including the return of capital) to Boeing of $50 million.

Outstanding debt at March 31, 2007 and December 31, 2006 was $5.0 billion and $5.6 billion. During the first quarter of 2007, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at March 31, 2007 and December 31, 2006 was 5.0-to-1.

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

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving credit line agreements that serve as back-up liquidity for the issuance of commercial paper and general corporate purposes and an intercompany borrowing arrangement. We also have a Support Agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

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

Standards Issued and Not Yet Implemented

See Note 2 for a discussion of Standards Issued and Not Yet Implemented.

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

(b)	Changes in Internal Control over Financial Reporting

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

Item 6. Exhibits

A.	Exhibits

Exhibit 4.1	Promissory Note, dated April 5, 2006, between Boeing and us.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 24, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

April 25, 2007	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 25, 2007	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)