Form 10-Q
period 2007-06-30
BOEING CAPITAL CORP
filed 2007-07-25
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 23, 2007: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$603	$589
Receivables:
Finance leases	2,514	2,591
Notes and other	831	1,679
	3,345	4,270
Allowance for losses on receivables	(82)	(102)
	3,263	4,168
Equipment under operating leases, net	3,380	3,352
Investments	158	153
Assets held for sale or re-lease, net	114	259
Other assets	78	63
	$7,596	$8,584

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$98	$122
Other liabilities	361	372
Accounts with Boeing	56	31
Deferred income taxes	1,389	1,356
Debt	4,747	5,590
	6,651	7,471
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	936	1,101
Accumulated other comprehensive income, net of tax	4	7
Retained earnings	–	–
	945	1,113
	$7,596	$8,584

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
REVENUE
Finance lease income	$46	$49	$92	$99
Interest income on notes receivable	37	45	73	93
Operating lease income	113	127	230	255
Investment income	6	2	12	8
Net gain on disposal of assets	–	11	–	10
Other income	7	9	15	15
	209	243	422	480
EXPENSES
Interest expense	76	89	155	179
Depreciation expense	54	64	108	125
Provision for (recovery of) losses	(10)	3	(18)	2
Operating expenses	16	17	29	31
Asset impairment expense	2	7	2	9
Other expense	1	1	3	2
	139	181	279	348
Income from continuing operations before provision for income tax	70	62	143	132
Provision for income tax	26	21	53	42
Income from continuing operations	44	41	90	90
Net gain on disposal of discontinued operations, net of tax	1	–	5	–
Net income	$45	$41	$95	$90

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	6	–	6	–	–
Cash dividends to Boeing (including return of capital)	(232)	–	(142)	–	(90)
Net income	90	–	–	–	90	$90
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized gain on investments and reclassification adjustment, net of tax	21	–	–	21	–	21
Balance at June 30, 2006	$1,142	$5	$1,106	$31	$–	$112

Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	4	–	4	–	–
Cash dividends to Boeing (including return of capital)	(264)	–	(169)	–	(95)
Net income	95	–	–	–	95	$95
Unrealized loss on investments, net of tax	(3)	–	–	(3)	–	(3)
Balance at June 30, 2007	$945	$5	$936	$4	$–	$92

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$95	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105	125
Net gain on disposal of assets	–	(10)
Provision for (recovery of) losses	(18)	2
Asset impairment expense	2	9
Share-based plans expense	4	6
Other non-cash adjustments related to discontinued operations	(5)	–
Change in deferred income taxes	35	2
Change in assets and liabilities:
Other assets	2	(1)
Accrued interest and rents	11	3
Accounts payable and accrued expenses	(25)	(25)
Other liabilities	(11)	24
Accounts with Boeing	22	116
Other	–	(1)
Net cash provided by operating activities	217	340
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	–	126
Purchase of equipment for operating leases	–	(61)
Change in capitalizable costs in process	(21)	(12)
Proceeds from disposition of equipment and receivables	17	402
Principal payments of leases, notes and other receivables	917	231
Origination of leases, notes and other receivables	(20)	(18)
Net cash provided by investing activities	893	668
FINANCING ACTIVITIES
Repayment of debt	(832)	(570)
Payment of cash dividends (including return of capital)	(264)	(232)
Repayment of note payable with Boeing Capital Services Corporation	–	(20)
Net cash used in financing activities	(1,096)	(822)
Net increase in cash and cash equivalents	14	186
Cash and cash equivalents at beginning of year	589	297
Cash and cash equivalents at end of period	$603	$483

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$(137)	$494

Net transfer from notes receivable	$(1)	$(284)

Net transfer to (from) equipment under operating leases	$138	$(130)

Net transfer to finance leases	$–	$41

Transfer from other assets	$–	$(37)

Transfer from accounts with Boeing	$–	$(84)

Offsetting changes in fair value hedge derivatives	$12	$50

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

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

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and agreements allowing us to borrow under Boeing’s committed revolving line of credit. We also have an uncommitted intercompany borrowing arrangement with Boeing under which we had no amounts outstanding at June 30, 2007.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by Boeing.

At June 30, 2007, we were the beneficiary under $2,449 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $3,194.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	June 30, 2007		December 31, 2006
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,826	$2,441	$1,859	$2,489
Out of production twin-aisle aircraft	276	359	285	370
Out of production single-aisle aircraft	272	272	280	280
Other, including other Boeing and regional aircraft	75	122	239	285
	$2,449	$3,194	$2,663	$3,424

At June 30, 2007 and December 31, 2006, Accounts with Boeing included $123 and $141 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2007	2006
Applied to income	$35	$34
Net change in finance lease receivables	–	96
Net change in deferred revenue	(18)	–
Guarantees receivable from Boeing	(15)	64
Net cash received under intercompany guarantee and subsidy agreements	$2	$194

For the six months ended June 30, 2007 and 2006, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $18 and $27.

For the six months ended June 30, 2007 and 2006, we recorded new business volume of $20 and $158 related to aircraft and equipment manufactured by Boeing.

Note 4 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the six months ended June 30:

	2007	2006	2007	2006
			Pro Forma(1)
Allowance for losses on receivables at beginning of period	$102	$101	$254	$274
Provision for (recovery of) losses	(18)	2	(42)	2
Net write-offs	(2)	(1)	–	(16)
Allowance for losses on receivables at end of period	$82	$102	$212	$260

Allowance as a percentage of total receivables	2.5%	2.3%	6.6%	5.9%

(1)

Reconciles, on a pro forma basis, the changes in the allowance for losses on receivables for the six months ended June 30, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases classified as operating leases by Boeing.

The carrying value of impaired receivables consisted of the following:

	June 30, 2007	December 31, 2006
Impaired receivables with specific impairment allowance	$44	$74
Impaired receivables with no specific allowance	252	1,032
Carrying value of impaired receivables	$296	$1,106

During the six months ended June 30, 2007, we received customer pre-payments in full of $765 on notes receivable previously reported as impaired.

At June 30, 2007 and December 31, 2006, allowance for losses on impaired receivables was $14 and $20.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	June 30, 2007	December 31, 2006
Assets placed on non-accrual status:
Receivables	$60	$100
Equipment under operating leases, net	206	161
	266	261
Assets held for sale or re-lease, net	1	6
	$267	$267

Percent of non-performing receivables to total receivables	1.8%	2.3%
Percent of total non-performing assets to total portfolio	3.8%	3.3%

For the portfolio assets that were non-performing as of and during the six months ended June 30, 2007 and 2006, we recorded income of $8 and $11 based on cash received of $14 and $21.

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

In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in Income tax expense in our Condensed Consolidated Statements of Operations. In prior periods, such interest income or expense was recorded in Operating expense. Penalties, if any, will be recorded as a component of Income tax expense. We did not incur any income tax related interest income, interest expense or penalties for the six months ended June 30, 2007 and 2006.

As of June 30, 2007 and January 1, 2007, we did not have any unrecognized tax benefits.

As of June 30, 2007 and January 31, 2007, we, as a subsidiary of Boeing, are subject to examination in the United States federal tax jurisdiction for the 2002-2006 tax years. We, either as a subsidiary of Boeing or as a separate filing entity, are also subject to examination in various state and foreign jurisdictions for the years 2001-2006.

Note 6 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	June 30, 2007	December 31, 2006
3.25% - 7.64% fixed rate notes due through 2017	$4,440	$5,263
6.58% - 6.92% floating rate notes due through 2023 (1)	120	119
4.84% - 7.78% non-recourse notes due through 2013 (1)	73	76
4.39% - 8.25% capital lease obligations due through 2015 (1)	114	132
	$4,747	$5,590

(1)	Interest rates on floating rate debt are the contractual interest rates at June 30, 2007.

At June 30, 2007 and December 31, 2006, we had interest rate swaps, which effectively convert $1,530 and $1,545 of debt from fixed rate to floating rate and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. As of and during the six months ended June 30, 2007, we were in compliance with these covenants.

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

Commitments

At June 30, 2007, we and Boeing had unfunded financing commitments of $10,050, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
July through December 2007	$–
2008	2,750
2009	750
2010	1,900
2011	2,650
Thereafter	2,000
$10,050

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2007
	Carrying Value	% of Total Portfolio
AirTran	$1,562	22.3%
American	650	9.3
Midwest	604	8.6
Hawaiian	428	6.1
Continental	417	6.0
	$3,661	52.3%

	December 31, 2006
	Carrying Value	% of Total Portfolio
AirTran	$1,592	19.8%
United	749	9.3
American	678	8.4
Midwest	617	7.7
Hawaiian	434	5.4
	$4,070	50.6%

For the six months ended June 30, 2007 and 2006, AirTran Holdings, Inc. accounted for 15% and 14% of our revenue. For the six months ended June 30, 2006, United Air Lines, Inc. accounted for 10% of our revenue.

Portfolio carrying values were represented in the following regions:

	June 30, 2007		December 31, 2006
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$5,106	73.0%	$6,165	76.7%
Europe	1,075	15.4	1,092	13.6
Asia/Australia	422	6.0	471	5.9
Latin America	304	4.3	191	2.4
Other	90	1.3	115	1.4
	$6,997	100.0%	$8,034	100.0%

(1)	United States includes all assets held for sale or re-lease even though such assets may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	June 30, 2007	December 31, 2006
717	$2,541	$2,590
757	1,111	1,171
MD-11	643	660
767	633	739
737	570	588
747	438	454
MD-80	367	382
777	175	718
Other (1)	519	732
	$6,997	$8,034

(1)	Other includes stock, equipment and aircraft. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	June 30, 2007	December 31, 2006
2002 and newer	41.2%	38.7%
1997 – 2001	36.8	39.8
1992 – 1996	12.6	12.0
1991 and older	9.4	9.5
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed on December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At June 30, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $221, for which we have accrued a liability of $71.

The reserve under the loss sharing arrangement, which is included in Other liabilities, was as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Reserve at beginning of period	$78	$81
Reduction in reserve	(9)	–
Payments received from GECC	2	9
Reserve at end of period	$71	$90

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

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the amount of financing provided to support the sale of Boeing products, transactional or other support made available to us by Boeing and the ending of production of certain aircraft programs;

–	our ability to meet our current contractual obligations, including outstanding financing commitments;

–	reduced lease rates as a result of competition in the used aircraft market;

–	financial, legal, tax, regulatory, legislative, accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for losses on receivables;

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities, and fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

Please see Item 1A Risk Factors in this report and Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the six months ended June 30, 2007, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At June 30, 2007, our portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments, and assets held for sale or re-lease. At June 30, 2007, we owned 300 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 58 aircraft, including those owned in Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at June 30, 2007 decreased to $7.0 billion from $8.0 billion at December 31, 2006. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
New business volume	$20	$250
Net write-offs	(2)	(9)
Transfer of assets	–	43
Asset impairment	(2)	(53)
Asset run off and pre-payments	(932)	(632)
Asset dispositions	(16)	(531)
Depreciation and amortization expense	(105)	(240)
Net change in portfolio balance	$(1,037)	$(1,172)

At June 30, 2007 and December 31, 2006, we had $114 million and $259 million of assets that were held for sale or re-lease, of which $110 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $60 million are scheduled to terminate in the next 12 months, and the related aircraft are being remarketed, or the leases are being extended.

Our net income was $95 million for the six months ended June 30, 2007 compared with $90 million for the same period in 2006, an increase of $5 million.

Consolidated Results of Operations

Revenue

Revenue for the six months ended June 30, 2007 decreased $58 million, a decrease of 12% compared with the same period in 2006.

Interest income on notes receivable was $73 million for the six months ended June 30, 2007, a decrease of 22% compared with the same period in 2006 primarily due to a decrease in the weighted average balance of our notes receivable as a result of the pre-payment of certain notes in 2007 and the sale of certain notes in 2006.

Operating lease income was $230 million for the six months ended June 30, 2007, a decrease of 10% compared with the same period in 2006 primarily due to a decrease in the weighted average balance of equipment under operating leases due to the sale of certain aircraft during 2006.

Expenses

Expenses decreased $69 million for the six months ended June 30, 2007, a decrease of 20% compared with the same period in 2006.

Interest expense was $155 million for the six months ended June 30, 2007, a decrease of 13% compared with the same period in 2006 primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $108 million for the six months ended June 30, 2007, a decrease of 14% compared with the same period in 2006 primarily due to a decrease of $12 million resulting from the decrease in the depreciable balance of equipment under operating leases and a decrease of $5 million resulting from the change in our intention to hold or dispose of equipment before the end of its economic useful life.

Provision for (recovery of) losses reflected a recovery of $18 million for the six months ended June 30, 2007 compared with a provision of $2 million for the same period in 2006. During the six months ended June 30, 2007 and 2006, we adjusted the allowance for losses on notes and finance lease receivables to a level we deemed adequate to cover probable losses.

Provision for income tax was $53 million for the six months ended June 30, 2007, an increase of 26% compared with same period in 2006, primarily due to an increase in the effective income tax rate as a result of the repeal of Foreign Sales Corporation and Extraterritorial Income Benefits and a benefit from Boeing under our intercompany tax sharing agreement in the first six months of 2006 which did not occur in the first six months of 2007.

Gain on disposal of discontinued operations, net of tax, was $5 million for the six months ended June 30, 2007, due to a reduction in our expected losses under our loss sharing arrangement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our total cash and cash equivalents were $603 million at June 30, 2007, an increase from $589 million at December 31, 2006. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2007	2006
Net cash provided by operating activities	$217	$340
Net cash provided by investing activities	893	668
Net cash used in financing activities	(1,096)	(822)
Net increase in cash and cash equivalents	$14	$186

Operating activities

During the six months ended June 30, 2007, net cash provided by operating activities included net income from operations of $95 million. We had net adjustments for non-cash items of $123 million which primarily related to depreciation expense. We also had a net decrease in our net operating assets and liabilities of $1 million.

During the six months ended June 30, 2006, net cash provided by operating activities included net income from operations of $90 million. We had adjustments for non-cash items of $134 million, which primarily related to depreciation expense. We also had an increase in our net operating assets and liabilities of $116 million, which included $45 million for guarantee and subsidy settlements with Boeing, $13 million for unearned lease income from Boeing and $35 million for income taxes.

Investing activities

During the six months ended June 30, 2007, net cash provided by investing activities included $917 million relating to customer pre-payments of certain notes receivable and asset run off.

During the six months ended June 30, 2006, net cash provided by investing activities included $197 million primarily from the sale of an aircraft and the sale of certain of our investments, $297 million from the sale of certain notes receivable and $96 million received from Boeing associated with the net change in finance lease receivable and a partial settlement of a guarantee on 24 717 aircraft.

Financing activities

During the six months ended June 30, 2007, net cash used for financing activities included scheduled debt repayments of $832 million and cash dividends (including return of capital) to Boeing of $264 million.

During the six months ended June 30, 2006, we made scheduled debt repayments of $590 million and cash dividends (including return of capital) to Boeing of $232 million.

Outstanding debt at June 30, 2007 and December 31, 2006 was $4.7 billion and $5.6 billion. During the six months ended June 30, 2007 we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at June 30, 2007 and December 31, 2006 was 5.0-to-1.

We have liquidity requirements, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. In the near term, we believe our cash from operations and other receipts from our portfolio, which may include asset sales and securitizations, will be sufficient to satisfy existing commitments and plans. To the extent we require financial flexibility to meet potential business funding requirements we also have the ability to issue commercial paper and other debt, obtain funding from Boeing or limit new business volume.

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving bank credit line agreements that serve as back-up liquidity for the issuance of commercial paper and general corporate purposes. In addition, we have a Support Agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

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

(b)	Changes in Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

We may act to mitigate certain risk in our portfolio assets.

When market conditions permit, we may consider asset sales or other risk reduction initiatives which may involve adjustments in our capital structure, portfolio size and portfolio risk. In the event we pursue any such actions our future earnings could be impacted.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and of shareholder’s equity and comprehensive income, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 24, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

July 25, 2007	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 25, 2007	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)