Form 10-Q
period 2007-09-30
BOEING CAPITAL CORP
filed 2007-10-24
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 19, 2007: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$650	$589
Receivables:
Finance leases	2,488	2,591
Notes and other	738	1,679
	3,226	4,270
Allowance for losses on receivables	(78)	(102)
	3,148	4,168
Equipment under operating leases, net	3,320	3,352
Investments	153	153
Assets held for sale or re-lease, net	117	259
Other assets	67	63
	$7,455	$8,584

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$56	$122
Other liabilities	350	372
Accounts with Boeing	18	31
Deferred income taxes	1,428	1,356
Debt	4,670	5,590
	6,522	7,471
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	927	1,101
Accumulated other comprehensive income, net of tax	1	7
Retained earnings	–	–
	933	1,113
	$7,455	$8,584

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
REVENUE
Finance lease income	$42	$42	$134	$141
Interest income on notes receivable	18	41	91	134
Operating lease income	121	123	351	378
Investment income	5	53	17	61
Net gain on disposal of assets	–	37	–	47
Other income	11	8	26	23
	197	304	619	784
EXPENSES
Interest expense	72	88	227	267
Depreciation expense	54	59	162	184
Provision for (recovery of) losses	(4)	3	(22)	5
Operating expenses	13	13	42	44
Asset impairment expense	–	5	2	14
Other expense	1	14	4	16
	136	182	415	530
Income from continuing operations before provision for income tax	61	122	204	254
Provision for income tax	23	44	76	86
Income from continuing operations	38	78	128	168
Net gain on disposal of discontinued operations, net of tax	5	–	10	–
Net income	$43	$78	$138	$168

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2006	$1,256	$5	$1,242	$9	$–
Non-cash capital contributions from Boeing	7	–	7	–	–
Cash dividends to Boeing (including return of capital)	(284)	–	(142)	–	(142)
Net income	168	–	–	–	168	$168
Unrealized loss on investments and reclassification adjustment, net of tax	(8)	–	–	(8)	–	(8)
Balance at September 30, 2006	$1,139	$5	$1,107	$1	$26	$160

Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	4	–	4	–	–
Cash dividends to Boeing (including return of capital)	(316)	–	(178)	–	(138)
Net income	138	–	–	–	138	$138
Unrealized loss on derivative instruments, net of tax	(2)	–	–	(2)	–	(2)
Unrealized loss on investments, net of tax	(4)	–	–	(4)	–	(4)
Balance at September 30, 2007	$933	$5	$927	$1	$–	$132

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$138	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	157	184
Net gain on disposal of assets	–	(47)
Provision for (recovery of) losses	(22)	5
Net gain on investments and derivative instruments	–	(54)
Asset impairment expense	2	14
Share-based plans expense	4	7
Other non-cash adjustments related to discontinued operations	(10)	–
Change in deferred income taxes	75	(2)
Change in assets and liabilities:
Other assets	22	23
Accrued interest and rents	12	4
Accounts payable and accrued expenses	(66)	(94)
Other liabilities	7	23
Accounts with Boeing	(18)	27
Other	–	(2)
Net cash provided by operating activities	301	256
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	–	207
Purchase of equipment for operating leases	–	(92)
Change in capitalizable costs in process	(22)	(18)
Proceeds from disposition of equipment and receivables	19	553
Principal payments of leases, notes and other receivables	1,036	293
Origination of leases, notes and other receivables	(20)	(71)
Net cash provided by investing activities	1,013	872
FINANCING ACTIVITIES
Repayment of debt	(937)	(583)
Payment of cash dividends (including return of capital)	(316)	(284)
Repayment of note payable with Boeing Capital Services Corporation	–	(20)
Net cash used in financing activities	(1,253)	(887)
Net increase in cash and cash equivalents	61	241
Cash and cash equivalents at beginning of year	589	297
Cash and cash equivalents at end of period	$650	$538

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$(133)	$761

Net transfer from notes receivable	$(1)	$(284)

Net transfer to (from) equipment under operating leases	$128	$(425)

Net transfer to (from) finance leases	$6	$(15)

Transfer from other assets	$–	$(37)

Offsetting changes in fair value hedge derivatives	$(16)	$14

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

Note 2 – Standards Issued and Not Yet Implemented

In February 2007, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the Fair Value Option). SFAS No. 159 is effective as of January 1, 2008. We currently do not plan to elect the Fair Value Option for any financial assets or liabilities within the scope of SFAS No. 159 existing as of January 1, 2008.

Note 3 – Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and agreements allowing us to borrow under Boeing’s committed revolving line of credit. We also have an uncommitted intercompany borrowing arrangement with Boeing under which we had no amounts outstanding at September 30, 2007.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that our intercompany agreements and arrangements will not be terminated or modified by us and Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 3 of our 2006 Annual Report on Form 10-K.

At September 30, 2007, we were the beneficiary under $2,414 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $3,151.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2007		December 31, 2006
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,811	$2,420	$1,859	$2,489
Out of production twin-aisle aircraft	271	353	285	370
Out of production single-aisle aircraft	268	268	280	280
Other, including other Boeing aircraft	64	110	239	285
	$2,414	$3,151	$2,663	$3,424

At September 30, 2007 and December 31, 2006, Accounts with Boeing included $111 and $141 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2007	2006
Applied to income	$48	$54
Net change in finance lease receivables	–	96
Net change in deferred revenue	(30)	51
Guarantees receivable from Boeing	(16)	–
Net cash received under intercompany guarantee and subsidy agreements	$2	$201

For the nine months ended September 30, 2007 and 2006, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $27 and $39.

For the nine months ended September 30, 2007 and 2006, we recorded new business volume of $20 and $158 related to aircraft and equipment manufactured by Boeing.

Note 4 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the nine months ended September 30:

	2007	2006
Allowance for losses on receivables at beginning of period	$102	$101
Provision for (recovery of) losses	(22)	5
Net write-offs	(2)	(5)
Allowance for losses on receivables at end of period	$78	$101

Allowance as a percentage of total receivables	2.4%	2.3%

The carrying value of impaired receivables consisted of the following:

	September 30, 2007	December 31, 2006
Impaired receivables with specific impairment allowance	$59	$74
Impaired receivables with no specific allowance	179	1,032
Carrying value of impaired receivables	$238	$1,106

During the nine months ended September 30, 2007, we received customer pre-payments in full of $837 on notes receivable previously reported as impaired.

At September 30, 2007 and December 31, 2006, allowance for losses on impaired receivables was $12 and $20.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	September 30, 2007	December 31, 2006
Assets placed on non-accrual status:
Receivables	$57	$100
Equipment under operating leases, net	188	161
	245	261
Assets held for sale or re-lease, net	1	6
	$246	$267

Percent of non-performing receivables to total receivables	1.8%	2.3%
Percent of total non-performing assets to total portfolio	3.6%	3.3%

For the portfolio assets that were non-performing as of and during the nine months ended September 30, 2007 and 2006, we recorded income of $21 and $15 based on cash received of $25 and $22.

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

In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in the Provision for income tax in our Condensed Consolidated Statements of Operations. In prior periods, such interest income or expense was recorded in Operating expenses. Penalties, if any, will be recorded as a component of income tax expense. We did not incur any income tax related interest income, interest expense or penalties for the nine months ended September 30, 2007 and 2006.

As of September 30, 2007 and January 1, 2007, we did not have any unrecognized tax benefits.

As of September 30, 2007 and January 31, 2007, we, as a subsidiary of Boeing, are subject to examination in the United States federal tax jurisdiction for the 2002-2006 tax years. We, either as a subsidiary of Boeing or as a separate filing entity, are also subject to examination in various state and foreign jurisdictions for the years 2001-2006.

Note 6 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

	September 30, 2007	December 31, 2006
3.25% - 7.58% fixed rate notes due through 2017	$4,377	$5,263
6.81% - 6.92% floating rate notes due through 2023 (1)	120	119
4.84% - 8.13% non-recourse notes due through 2013 (1)	72	76
5.53% - 8.25% capital lease obligations due through 2015 (1)	101	132
	$4,670	$5,590

(1)	Interest rates on floating rate debt are the contractual interest rates at September 30, 2007.

At September 30, 2007 and December 31, 2006, we had interest rate swaps, which effectively convert debt of $1,520 and $1,545 from fixed rate to floating rate and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. As of and during the nine months ended September 30, 2007 we were in compliance with these covenants.

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

Commitments

At September 30, 2007, we and Boeing had unfunded financing commitments of $8,650, consisting of both firm and contingent contracts. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
October through December 2007	$150
2008	1,300
2009	800
2010	1,700
2011	2,250
Thereafter	2,450
$8,650

Note 8 – Concentrations

A significant portion of our portfolio is concentrated among a few customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across aircraft product types and vintages. Our concentration risk is mitigated in part by intercompany guarantees from Boeing with respect to certain portfolio assets, which primarily relate to 717 aircraft.

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2007
	Carrying Value	% of Total Portfolio
AirTran	$1,542	22.6%
American	635	9.3
Midwest	598	8.8
Hawaiian	428	6.3
Continental	411	6.0
	$3,614	53.0%

	December 31, 2006
	Carrying Value	% of Total Portfolio
AirTran	$1,592	19.8%
United	749	9.3
American	678	8.4
Midwest	617	7.7
Hawaiian	434	5.4
	$4,070	50.6%

For the nine months ended September 30, 2007 and 2006, AirTran Holdings, Inc. accounted for 16% and 13% of our revenue.

Portfolio carrying values were represented in the following regions:

	September 30, 2007		December 31, 2006
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,960	72.8%	$6,165	76.7%
Europe	1,067	15.6	1,092	13.6
Asia/Australia	401	5.9	471	5.9
Latin America	315	4.6	191	2.4
Other	73	1.1	115	1.4
	$6,816	100.0%	$8,034	100.0%

(1)	United States includes all assets held for sale or re-lease even though such assets may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2007	December 31, 2006
717	$2,513	$2,590
757	1,104	1,171
MD-11	632	660
767	625	739
737	551	588
747	428	454
MD-80	361	382
777	102	718
Other (1)	500	732
	$6,816	$8,034

(1)	Other includes aircraft, equipment and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	September 30, 2007	December 31, 2006
2002 and newer	41.7%	38.7%
1997 – 2001	36.2	39.8
1992 – 1996	12.8	12.0
1991 and older	9.3	9.5
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed on December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At September 30, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $223, for which we have accrued a liability of $67.

The reserve under the loss sharing arrangement, which is included in Other liabilities, was as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Reserve at beginning of period	$78	$81
Increase (reduction) in reserve	(15)	4
Payments received from GECC	4	8
Reserve at end of period	$67	$93

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

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

–	our ability to meet our current contractual obligations, including outstanding financing commitments;

–	reduced lease rates as a result of competition in the used aircraft market;

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for losses on receivables;

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities, and fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

Please see Item 1A Risk Factors in this report and Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the nine months ended September 30, 2007, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At September 30, 2007, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, investments, and assets held for sale or re-lease. At September 30, 2007, we owned 298 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 57 aircraft, including those owned in Enhanced Equipment Trust Certificates (EETC) and other financing structures.

Our portfolio at September 30, 2007 decreased to $6.8 billion from $8.0 billion at December 31, 2006. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
New business volume	$20	$250
Net write-offs	(2)	(9)
Transfer of assets	–	43
Asset impairment	(2)	(53)
Asset run off and pre-payments	(1,059)	(632)
Asset dispositions	(18)	(531)
Depreciation and amortization expense	(157)	(240)
Net change in portfolio balance	$(1,218)	$(1,172)

At September 30, 2007 and December 31, 2006, we had $117 million and $259 million of assets that were held for sale or re-lease, of which $116 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $339 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed or the leases are being extended and $314 million were committed at September 30, 2007.

Our net income was $138 million for the nine months ended September 30, 2007 compared with $168 million for the same period in 2006, a decrease of $30 million.

Consolidated Results of Operations

Revenue

Revenue for the nine months ended September 30, 2007 decreased $165 million, a decrease of 21% compared with the same period in 2006.

Interest income on notes receivable was $91 million for the nine months ended September 30, 2007, a decrease of 32% compared with the same period in 2006 primarily due to a decrease in the weighted average balance of our notes receivable as a result of the pre-payment of certain notes in 2007.

Operating lease income was $351 million for the nine months ended September 30, 2007, a decrease of 7% compared with the same period in 2006 primarily due to a decrease in the weighted average balance of equipment under operating leases as a result of run off.

Investment income was $17 million for the nine months ended September 30, 2007, a decrease of 72% compared with the same period in 2006. During the nine months ended September 30, 2006 we recognized $54 million of nonrecurring income realized on sale or repayment at maturity of certain investments which had been previously written down and accounted for on a cost recovery method. For the nine months ended September 30, 2007, we had an increase of $14 million as a result of placing certain of our investments on accrual status.

Net gain on disposal of assets was $47 million for the nine months ended September 30, 2006 primarily due to the sale of certain aircraft and notes in 2006.

Expenses

Expenses decreased $115 million for the nine months ended September 30, 2007, a decrease of 22% compared with the same period in 2006.

Interest expense was $227 million for the nine months ended September 30, 2007, a decrease of 15% compared with the same period in 2006 primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $162 million for the nine months ended September 30, 2007, a decrease of 12% compared with the same period in 2006 primarily due to a decrease of $13 million resulting from a lower depreciable balance of equipment under operating leases and a decrease of $9 million resulting from the change in our intention to hold or sell equipment before the end of its economic useful life.

Provision for (recovery of) losses reflected a recovery of $22 million for the nine months ended September 30, 2007 compared with a provision of $5 million for the same period in 2006. During the nine months ended September 30, 2007 and 2006, we adjusted the allowance for losses on notes and finance lease receivables to a level we deemed adequate to cover probable losses. The increase in recovery of losses was primarily due to asset run off in 2007.

Provision for income tax was $76 million for the nine months ended September 30, 2007, a decrease of 12% compared with the same period in 2006, primarily due to a decrease in pre-tax income. This decrease was partially offset by an increase in the effective income tax rate as a result of the repeal of Foreign Sales Corporation and Extraterritorial Income Benefits and a benefit from Boeing under our intercompany tax sharing agreement in the first nine months of 2006 which did not occur in the first nine months of 2007.

Gain on disposal of discontinued operations, net of tax, was $10 million for the nine months ended September 30, 2007, due to a reduction in our expected losses under our loss sharing arrangement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our total cash and cash equivalents were $650 million at September 30, 2007, an increase from $589 million at December 31, 2006. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2007	2006
Net cash provided by operating activities	$301	$256
Net cash provided by investing activities	1,013	872
Net cash used in financing activities	(1,253)	(887)
Net increase in cash and cash equivalents	$61	$241

Operating activities

During the nine months ended September 30, 2007, net cash provided by operating activities included net income from operations of $138 million. We had net adjustments for non-cash items of $206 million which primarily related to depreciation expense and deferred income taxes. We also had a net decrease in our net operating assets and liabilities of $43 million primarily due to a decrease in accrued interest payable.

During the nine months ended September 30, 2006, net cash provided by operating activities included net income from operations of $168 million. We had adjustments for non-cash items of $107 million which primarily related to depreciation expense, partially offset by realized income from the sale or repayment at maturity of investments and gain on disposal of assets. We also had a decrease in our net operating assets and liabilities of $19 million.

Investing activities

During the nine months ended September 30, 2007, net cash provided by investing activities included $1.0 billion relating to customer pre-payments of certain notes receivable and asset run off.

During the nine months ended September 30, 2006, net cash provided by investing activities included $297 million from the sale of certain notes receivable, $256 million from the sale of certain aircraft and $207 million primarily from the sale or scheduled repayment of certain of our investments. Net cash provided by investing activities also included $96 million received from Boeing associated with the net change in finance lease receivables and a partial settlement of a guarantee on 24 717 aircraft.

Financing activities

During the nine months ended September 30, 2007, net cash used for financing activities included scheduled debt repayments of $937 million and cash dividends (including return of capital) to Boeing of $316 million.

During the nine months ended September 30, 2006, we made scheduled debt repayments of $583 million and paid cash dividends (including return of capital) to Boeing of $284 million.

Outstanding debt at September 30, 2007 and December 31, 2006 was $4.7 billion and $5.6 billion. During the nine months ended September 30, 2007, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at September 30, 2007 and December 31, 2006 was 5.0-to-1.

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

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving bank credit line agreements that serve as a back-up liquidity for the issuance of commercial paper and general corporate purposes. In addition, we have a Support Agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions or declines in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business. These risks include, among others, the exposure to our portfolio from unfavorable market conditions affecting our customers.

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

We have the following credit ratings as of the filing date of this report:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-1	F1
Senior	A+	A2	A+

On September 12, 2007, Fitch Ratings revised its outlook for us and Boeing to positive from stable. The ratings were reaffirmed at A+ for senior borrowings and F1 for short-term borrowings.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the nine months ended September 30, 2007 and 2006. Column 3 presents this information, calculated in accordance with our accounting policies, if the impact of intercompany guarantees from Boeing were to be excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases classified as operating leases by Boeing. Management believes that the presentation of this information excluding the impact of intercompany guarantees from Boeing provides investors and other readers with more complete information on the effect of intercompany guarantees provided by Boeing.

	(1)	(2)	(3)
2007	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$102	$152	$254
Recovery of losses	(22)	(30)	(52)
Net write-offs	(2)	2	–
Allowance for losses on receivables at end of period	$78	$124	$202

Allowance as a percentage of total receivables	2.4%		6.3%

2006
Allowance for losses on receivables at beginning of period	$101	$173	$274
Provision for losses	5	14	19
Net write-offs	(5)	(16)	(21)
Allowance for losses on receivables at end of period	$101	$171	$272

Allowance as a percentage of total receivables	2.3%		6.2%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and of shareholder’s equity and comprehensive income, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 23, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

October 24, 2007	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 24, 2007	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)