Form 10-K
period 2007-12-31
BOEING CAPITAL CORP
filed 2008-02-15
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of class)

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 1, 2008: 50,000 shares

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

PART I

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, the liquidity of the global financial markets as well as events such as war, terrorist attacks, a serious health epidemic, increasing global environmental concerns and fuel prices;

–	the impact of bankruptcies or restructurings on commercial airline customers;

–	the impact of changes in aircraft valuations;

–	the sufficiency of our liquidity, including access to capital markets;

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the amount of financing provided to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing and the ending of production of certain aircraft programs;

–	a decline in Boeing’s or our financial performance, outlook or credit ratings;

–	our ability to meet our contractual obligations, including outstanding financing commitments;

–	reduced lease rates as a result of competition in the used aircraft market, or the inability to maintain aircraft on lease at satisfactory lease rates;

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business;

–	the adequacy of coverage of our allowance for losses on receivables;

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities and fluctuations in our portfolio size; and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

This report includes important information as to these factors in Item 1. Business, Item 1A. Risk Factors, and in the Notes to our Consolidated Financial Statements. Additional important information as to these factors is included in Item 7. Management’s Narrative Analysis of the Results of Operations.

Item 1. Business

GENERAL

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes segment customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Integrated Defense Systems segment customers.

At December 31, 2007, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, investments, and assets held for sale or re-lease. At December 31, 2007, our portfolio totaled $6.5 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2007, we owned 293 commercial aircraft, four C-40 aircraft and had partial ownership or security interests in an additional 57 aircraft, including those owned through Enhanced Equipment Trust Certificate arrangements and other financing structures.

RISK MANAGEMENT

We monitor the potential volatility in the value of our portfolio and the amount of capital required to support our portfolio, using internally and externally developed statistical models. In addition, we track and analyze our exposure to potential net income fluctuations, analyze and assess transactional support and guarantees, and assess individual transaction values considering factors such as forecasted aircraft values and potential credit rating migrations. This analysis allows us to structure transactions that are designed to achieve our targeted balance of risks and rewards.

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2007, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $2.3 billion related to portfolio assets totaling $3.0 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 3.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2007.

COMPETITIVE CONDITIONS

The Boeing products we finance are influenced by conditions prevailing in the aerospace and financial markets and in business generally. The financing solutions we develop are part of overall sales campaigns and can be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns we compete with other aerospace and defense companies also offering in-house customer financing. Customers periodically require a financing commitment prior to ordering aircraft. Third party financiers are often unwilling to offer financing when orders are made since there may be a delay of several years between order and delivery. Therefore, we may provide a financing commitment when products are ordered and subsequently assist our customers in obtaining alternative financing from third parties.

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

SIGNIFICANT CONCENTRATIONS

For a discussion of our geographic and portfolio concentrations, see Item 8. Financial Statements and Supplementary Data, Note 16.

EMPLOYEES

At December 31, 2007, we had 171 employees, compared with 180 at December 31, 2006. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 1, 2008, we had 168 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. The information contained on or connected to Boeing’s web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed by the Company with the SEC. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q are available free of charge through Boeing’s website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings, including any amendments, and our Current Reports on Form 8-K may be obtained at the SEC’s public reference room at 450 Fifth Street N.W., Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If terrorist attacks, a serious health epidemic, increasing global environmental concerns, increases in oil and jet fuel price levels or other exogenous events were to occur, a material adverse effect on the airline industry, significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings could result. If this occurred, aircraft values or lease rates could decline. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we were called upon to fund all outstanding financing commitments made by us and Boeing, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and a decline in Boeing’s or our own financial performance or outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

Our allowance for losses on receivables may prove to be inadequate.

Our allowance for losses on receivables is intended to cover probable losses on notes receivable and finance leases. Unexpected adverse changes in the economy or other events adversely affecting our customers, the airline industry as a whole or collateral values could cause us to make additional provisions, which could have a material adverse effect on our earnings and/or financial position.

We may be required to recognize significant asset impairment charges on equipment under operating leases.

We periodically review our portfolio of equipment under operating leases for impairment. The cumulative undiscounted cash flows expected to result from the use and eventual disposition of these assets are greater than their carrying value, and therefore the assets are not impaired. However, the fair value of certain of these assets as measured at their expected sale price is less than their carrying value. Expected cash flows could be adversely affected by factors including credit deterioration of a lessee, declines in future rental rates and environmental factors or by a change in our intention to hold or dispose of an asset. If, during our periodic reviews, we determine that the fair value of an asset is less than the carrying value and the revised expected cash flows reflect an adverse change, we may recognize impairment charges, which could have a material adverse effect on our earnings and/or financial position.

We may be unable to maintain assets on lease at satisfactory lease rates.

Our profitability depends largely on our ability to maintain assets on lease at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to, an economic downturn causing reduced demand or oversupply in the markets in which the company operates and changes in customer preferences. For example, bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced lease rates. If aircraft lease rates fall or if a significant number of our aircraft were to remain idle for an extended period, there could be a material adverse effect on our earnings, cash flows and/or financial position.

We face competition which could cause us to lower our lease rates and offer terms which may adversely affect our financial results.

Our primary competitors include other commercial aircraft, aerospace and defense companies offering in-house customer financing as well as other finance companies. Additionally, when selling or re-leasing used aircraft, we compete with other leasing companies and finance companies in the used aircraft market. We compete primarily based upon pricing, terms, structure, service and type of aircraft offered. Increased competition could have a material adverse effect on our earnings, cash flows and/or financial position.

We are an indirect wholly owned subsidiary and therefore subject to strategic decisions of Boeing.

We are an indirect wholly owned subsidiary of Boeing and therefore are subject to a wide range of possible strategic decisions which Boeing may make from time to time. Those strategic decisions could include the level and types of financing provided to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing and the ending of certain aircraft programs. Significant changes in Boeing’s overall strategy or its relationship with us could have a material adverse effect on us.

We may experience volatility and decreases in our earnings due to a reduced asset base.

From time to time, we may sell notes, leases, investments or other assets from our portfolio. The timing of these sales could affect our earnings due to the resulting gains or losses. If we sell assets from our portfolio or if normal portfolio runoff or prepayments from customers occur and we do not replace those assets, our income may decline.

We operate in a highly regulated industry and changes in laws or regulations may adversely affect us.

Aspects of our business are regulated by state, federal and foreign governmental authorities. We are also subject to various laws and judicial and administrative decisions, mostly as a result of our activities as a lender and lessor, that restrict or regulate

–	our credit granting and financing activities,

–	the establishment of maximum interest rates,

–	financing transactions we enter into,

–	our collection, foreclosure, repossession and claims-handling procedures and other trade practices,

–	the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection and

–	disclosure requirements.

We may not be able to forecast changes to legislation; tax, accounting and other regulations; and judicial and administrative decisions and orders or interpretations, and these changes could have a material adverse effect on our earnings, cash flows and/or financial position.

We may act to mitigate certain risk in our portfolio assets.

When market conditions permit, we may consider asset sales or other risk reduction initiatives which may involve adjustments in our capital structure, portfolio size and portfolio risk. If we pursue any of those actions our future earnings could be impacted.

A significant portion of our portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.

A significant portion of our portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types. Our concentration risk is mitigated in part by intercompany guarantees from Boeing with respect to certain portfolio assets, which primarily relate to 717 aircraft. Nonetheless, if one or more customers holding a significant portion of our portfolio assets experiences financial difficulties, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters, which is our main administrative and operational facility, is located in Renton, Washington, and is leased along with additional space in buildings owned or leased by Boeing.

We also have offices in greater Los Angeles, California; Hong Kong, China; London, England; and Moscow, Russia.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2007 and 2006, we declared and paid cash dividends (including return of capital) totaling $408 million and $344 million to Boeing.

A covenant in our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2007, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005	2004	2003
New business volume (1)	$24	$250	$601	$606	$1,711

Statement of operations data:
Revenue	$815	$1,025	$966	$959	$991
Income from continuing operations	$147	$185	$146	$121	$73

Cash dividends to Boeing (including return of capital)	$408	$344	$338	$705	$–
Cash and non-cash capital contributions from Boeing	$5	$9	$17	$9	$173

Balance sheet data:
Cash and cash equivalents	$463	$589	$297	$642	$716

Portfolio (2)	$6,532	$8,034	$9,206	$9,680	$10,118

Total assets	$7,044	$8,584	$9,544	$10,320	$12,836
Total debt	$4,327	$5,590	$6,322	$7,024	$9,177

Debt to equity ratio	5.0	5.0	5.0	5.0	4.7
Ratio of earnings to fixed charges (3)	1.8	1.8	1.6	1.5	1.3

(1)	New business volume equals funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, investments and assets held for sale or re-lease (excluding allowance).

(3)

For the purpose of computing the ratio of earnings to fixed charges, earnings consists of income from continuing operations before provision for income tax and fixed charges; and fixed charges consists of interest.

Item 7. Management’s Narrative Analysis of the Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Business Environment and Trends

The fundamental drivers of air travel growth are a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Air traffic growth continues to exceed its long-term trend due to strong performance of these key drivers. Global economic growth, the primary driver of air traffic growth, remained above the long-term trend for the fourth straight year in 2007.

Increasingly liberalized and competitive air travel markets are also supporting strong traffic growth. Many bilateral air service agreements governing air traffic rights between countries are liberalizing air travel around the world, particularly in high growth markets such as China and India which have signed multiple new agreements over the last several years. In addition, open skies agreements, in which traffic rights restrictions are eliminated, continue to emerge with United States – European Union open skies negotiations being the most prominent recent example. Airline ownership is also becoming more commercially driven – governments are reducing ownership and control stakes and are moving away from national carriers. All of these facets of liberalization are increasing competition between airlines and further stimulating demand for air travel.

The combination of these two fundamental drivers has led to a 9% annual average increase in the number of passengers since 2003. In addition, high fuel prices are spurring strong demand to replace older, less fuel efficient airplanes. Together, these two factors have led to strong demand for new aircraft – over 7,000 orders for large commercial jet aircraft over the last four years, increasing industry backlog levels to seven years of deliveries at current production rates.

Fuel prices are also playing a key role in increasing the current demand for new aircraft. Strong economic growth has also led to sustained, high oil and fuel prices. Between 2003 and 2007, jet fuel expense grew from 15 percent to more than 30 percent of airline operating costs. Airlines are responding by improving the fuel efficiency of their aircraft operations and reducing cost in many other areas. They are implementing more efficient (internet based) distribution systems, reducing commission payments, and drawing on their employees for participation in labor cost reduction.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian flu), terrorism, global economic cycles, increasing global environmental regulations, high fuel prices, and instability of capital markets. Fuel prices are forecast to remain elevated and volatile in the near term due to strong demand driven by economic growth and historically low surplus capacity to cushion against supply shocks.

While worldwide traffic levels are well above those in the past, the effects of higher fuel prices continue to impact the airline industry. At the same time, the credit ratings of some airlines, particularly in the United States, have remained at low levels. A substantial portion of our portfolio is concentrated among U.S. commercial airline customers.

Certain aircraft models in our portfolio have recently experienced a lower rate of decline in market value and some models have experienced increases in market value. This market value condition has been due to certain positive factors, including passenger load factors at record high levels, a limited supply of economically viable used aircraft, increasing lease rates, and increased demand from used aircraft buyers.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,600 commercial jet aircraft (8.2% of current world fleet) continue to be parked, including both in-production and out-of-production aircraft types, of which over 60% are not expected to return to service. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2007, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2007 decreased to $6.5 billion from $8.0 billion at December 31, 2006. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2007	2006
New business volume	$24	$250
Charge-off due to customer restructuring	(2)	(9)
Transfer of assets	(53)	43
Asset impairment	(33)	(53)
Asset run off and prepayments	(1,126)	(632)
Asset dispositions	(104)	(531)
Depreciation and amortization expense	(208)	(240)
Net change in portfolio balance	$(1,502)	$(1,172)

At December 31, 2007 and 2006, we had $86 million and $259 million of assets that were held for sale or re-lease, of which $86 million and $253 million had firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $292 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $132 million were committed at December 31, 2007.

Our net income was $163 million for 2007 compared with $194 million for 2006. For the years ended December 31, 2007 and 2006 our return on average assets calculated on Income from continuing operations was 1.9% and 2.1%.

Consolidated Results of Operations

The following table presents our consolidated results of operations for the years ended December 31:

(Dollars in millions)	2007	2006
Revenue	$815	$1,025
Expenses	581	734
Income from continuing operations before provision for income tax	234	291
Provision for income tax	87	106
Income from continuing operations	147	185
Net gain on disposal of discontinued operations, net of tax	16	9
Net income	$163	$194

Revenue

Revenue consists primarily of lease income from equipment under operating leases and interest from finance lease receivables and notes. Revenue decreased $210 million in 2007, a decrease of 21% compared with 2006.

Interest income on notes receivable was $106 million in 2007, a decrease of 41% compared with 2006 primarily due to a decrease in the weighted average balance of our notes receivable as a result of the prepayment of certain notes in 2007.

Operating lease income was $470 million in 2007, a decrease of 6% compared with 2006 primarily due to a decrease in the weighted average balance of equipment under operating leases due to the sale of certain aircraft in 2006.

Investment income was $23 million in 2007, a decrease of 69% compared with 2006 primarily due to $54 million of income realized on sale or repayment at maturity in 2006 of certain investments which had been previously written down and accounted for on a cost recovery method.

Net gain on disposal of assets declined to $1 million in 2007 from $48 million in 2006, which resulted primarily from the sale of certain aircraft and notes in 2006.

Expenses

Expenses consist of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses decreased $153 million, a decrease of 21% compared with 2006.

Interest expense was $297 million, a decrease of 16% compared with 2006 primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $216 million, a decrease of 10% compared with 2006 primarily due to a decrease of $8 million resulting from a lower depreciable balance of equipment under operating leases and a decrease of $12 million resulting from a change in our intention to hold or sell equipment. As a result of shortening the period for which we intend to lease certain equipment under operating leases, we expect to incur increased depreciation expense in 2008.

The provision for (recovery of) losses in 2007 reflected a recovery of $26 million for 2007 compared with a provision in 2006 of $8 million. During 2007 and 2006, we adjusted the allowance for losses on loan and finance lease receivables to a level we deemed adequate to cover probable losses. The reduction in our allowance through a recovery for losses was primarily due to a decline in the collateral exposure resulting from asset run off and lower rates of collateral value declines in 2007.

Asset impairment expense was $33 million in 2007, a decrease of 38% compared with 2006. In 2007 and 2006, we wrote down the carrying value of certain aircraft by $33 million and $53 million based primarily on their reduced projected cash flows. See Item 1A. Risk Factors.

Other expense was $4 million, a decrease of 79% compared with 2006 primarily due to our joint venture partner’s share of the gain on sale of the remaining aircraft held in a joint venture in 2006.

Provision for income tax

Provision for income tax was $87 million in 2007, a decrease of 18% compared with 2006, primarily due to a decrease in pre-tax income. This decrease was partially offset by an increase in the effective income tax rate as a result of the repeal of Foreign Sales Corporation and Extraterritorial Income Tax Benefits effective January 1, 2007.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operations, net of tax, was $16 million in 2007 due to a reduction in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $463 million at December 31, 2007, a decrease from $589 million at December 31, 2006. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2007	2006
Net cash provided by operating activities	$456	$362
Net cash provided by investing activities	1,135	1,007
Net cash used in financing activities	(1,717)	(1,077)
Net increase (decrease) in cash and cash equivalents	$(126)	$292

Operating activities

During 2007, net cash provided by operating activities included net income from operations of $163 million. We had adjustments and non-cash items of $242 million, which primarily related to depreciation expense and asset impairment expense. We also had a net increase in our net operating assets and liabilities of $46 million.

During 2006, net cash provided by operating activities included net income from operations of $194 million. We had adjustments and non-cash items of $271 million, which primarily related to depreciation and asset impairment expense, partially offset by realized income from the sale or repayment at maturity of investments and gain on disposal of assets. We also had a decrease in our net operating assets and liabilities of $111 million primarily resulting from a $90 million decrease in income taxes receivable.

Investing activities

During 2007, net cash provided by investing activities included $1.1 billion relating to customer pre-payments of certain notes receivable and asset run off.

During 2006, net cash provided by investing activities included $297 million from the sale of certain notes receivable, $279 million for the sale of certain aircraft and $217 million primarily from the sale or scheduled repayment of certain of our investments. Net cash provided by investing activities also included $96 million from Boeing associated with future unearned finance lease income and a partial settlement of a guarantee on 24 717 aircraft.

Financing activities

During 2007 and 2006, we made debt repayments of $1.3 billion and $713 million and paid cash dividends (including return of capital) of $408 million and $344 million.

Outstanding debt at December 31, 2007 and December 31, 2006 was $4.3 billion and $5.6 billion. During 2007 and 2006, except for a borrowing of $175 million from Boeing during the first half of 2007 which was repaid, we did not incur any new debt and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at December 31, 2007 and 2006 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. In the near term, we believe our cash from operations and other receipts from our portfolio, which may include asset sales and securitizations, will be sufficient to satisfy existing commitments and plans. To the extent we require financial flexibility to meet potential business funding requirements we also have the ability to issue commercial paper and other debt, obtain funding from Boeing or limit new business volume.

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving credit line agreements that serve as liquidity for the issuance of commercial paper and general corporate purposes. In addition, we have a Support Agreement with Boeing that includes a liquidity maintenance provision. Under this provision, Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 9.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2007, as well as at each quarter end during the year, we were in compliance with these covenants.

Credit Ratings

Our access to capital is affected by ratings of our debt by credit rating agencies. As a wholly owned finance company, our credit ratings are closely tied to those of Boeing due to the Support Agreement entered into between Boeing and us in December 2003 and transactional support and guarantees. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, the airline industry, the defense industry or of Boeing’s competitive position. It is possible that these changes could affect our access to the capital markets. We believe our access to the capital markets is adequate.

Our credit ratings are as follows:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-1	F1
Senior	A+	A2	A+

On September 12, 2007, Fitch Ratings revised its outlook for us and Boeing to positive from stable. The ratings were reaffirmed at A+ for senior borrowings and F1 for short-term borrowings. On January 16, 2008, Fitch changed their outlook on the A+ rating to stable from positive.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission (SEC), including guarantor obligations and variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 14.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2007:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2008	2009- 2010	2011- 2012	2013- Thereafter
Debt (1)	$4,202	$694	$1,155	$1,656	$697
Capital lease obligations (1)	87	16	18	20	33
Interest (2)	867	252	401	192	22
Operating lease obligations	6	1	3	2	–
Purchase obligations (3)	145	54	57	34	–
	$5,307	$1,017	$1,634	$1,904	$752

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2007 on floating rate debt.

(3)	Purchase obligations due in 2008 includes $7 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from future borrowings.

The following table summarizes our commercial commitments outstanding as well as an estimate of the timing in which we expect these commitments to mature at December 31, 2007:

Commercial Commitments

		Total Amounts Committed/ Maximum Amount of Loss
(Dollars in millions)	Total	2008	2009- 2010	2011- 2012	2013- Thereafter
Guarantor obligations (1)	$75	$54	$21	$–	$–
Financing commitments (2)	250	–	250	–	–
	$325	$54	$271	$–	$–

(1)	Primarily consists of residual value guarantees provided by us. For a discussion of our guarantor obligations, see Item 8. Financial Statements and Supplementary Data, Note 14.

(2)	Represents commitments to provide leasing and other financing based on estimated earliest funding dates.

In addition to our financing commitments of $250 million at December 31, 2007, Boeing had unfunded financing commitments of $8.1 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
2008	$900
2009	850
2010	1,650
2011	2,250
2012	1,200
Thereafter	1,250
$8,100

Critical Accounting Estimates

For the discussion on our accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments can affect our results of operations. The accounting policies below are those we believe are the most critical to the preparation of our financial statements and require significant judgment and estimation. Actual results may differ from these estimates.

Impairment Review for Equipment under Operating Leases and Held for Sale or Re-lease

We evaluate equipment under operating lease or assets held for sale or re-lease for impairment when the expected undiscounted cash flow from the equipment is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including, our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less residual value guarantees, if applicable, over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $6 million for the year ended December 31, 2007.

Allowance for Losses on Receivables

The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on many qualitative and quantitative factors, including historical loss experience, collateral values, intercompany guarantees and results of individual credit and collectibility reviews. The adequacy of the allowance is assessed quarterly.

Two of the major factors influencing the level of our allowance are customer credit ratings and collateral values. If each customer’s credit rating were increased or decreased by one major rating category at December 31, 2007, the allowance would have decreased by $22 million or increased by $49 million. If the collateral values were 10% lower at December 31, 2007, the allowance would have increased by $27 million.

Lease Residual Values

Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. If the estimated residual values declined 5% at December 31, 2007, this would result in a future cumulative pre-tax earnings impact of $105 million recognized over the remaining depreciable periods, of which $10 million would be recognized in 2008.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the years ended December 31, 2007 and 2006. Column 3 presents this information, calculated in accordance with our accounting policy, see Item 8. Financial Statements and Supplementary Data, Note 1, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of intercompany guarantees would increase the applicable exposure for various receivables and would reduce the allowance for certain of our finance leases which would be reclassified as operating leases. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

	(1)	(2)	(3)
2007	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$102	$152	$254
Recovery of losses	(26)	(34)	(60)
Net write-offs	(2)	3	1
Allowance for losses on receivables at end of year	$74	$121	$195

Allowance as a percentage of total receivables	2.5%		6.5%
2006
Allowance for losses on receivables at beginning of year	$101	$173	$274
Provision for losses	8	24	32
Net write-offs	(7)	(45)	(52)
Allowance for losses on receivables at end of year	$102	$152	$254

Allowance as a percentage of total receivables	2.4%		6.0%

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

Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market interest rates at December 31, 2007, we estimate that the tax-adjusted net fair value of these items would have decreased by $12 million compared with a decrease of $9 million at December 31, 2006.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 15 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 13, 2008

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2007	2006
ASSETS
Cash and cash equivalents	$463	$589
Receivables:
Finance leases	2,273	2,591
Notes and other	714	1,679
	2,987	4,270
Allowance for losses on receivables	(74)	(102)
	2,913	4,168
Equipment under operating leases, net	3,315	3,352
Investments	144	153
Assets held for sale or re-lease, net	86	259
Other assets	123	63
	$7,044	$8,584

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$95	$122
Other liabilities	340	372
Accounts with Boeing	23	31
Deferred income taxes	1,394	1,356
Debt	4,327	5,590
	6,179	7,471
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	861	1,101
Accumulated other comprehensive income (loss), net of tax	(1)	7
Retained earnings	–	–
	865	1,113
	$7,044	$8,584

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
REVENUE
Finance lease income	$179	$190	$190
Interest income on notes receivable	106	181	178
Operating lease income	470	498	504
Investment income	23	73	33
Net gain on disposal of assets	1	48	25
Other income	36	35	36
	815	1,025	966
EXPENSES
Interest expense	297	353	359
Depreciation expense	216	241	244
Provision for (recovery of) losses	(26)	8	(25)
Operating expenses	57	60	72
Asset impairment expense	33	53	59
Other expense	4	19	25
	581	734	734
Income from continuing operations before provision for income tax	234	291	232
Provision for income tax	87	106	86
Income from continuing operations	147	185	146
Net gain (loss) on disposal of discontinued operations, net of tax	16	9	(7)
Net income	$163	$194	$139

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2004	$1,404	$5	$1,272	$(25)	$152	$158
Non-cash capital contributions from Boeing	17	–	17	–	–
Cash dividends to Boeing (including return of capital)	(338)	–	(47)	–	(291)
Net income	139	–	–	–	139	$139
Reclassification adjustment for losses realized in net income, net of tax of $(15)	25	–	–	25	–	25
Unrealized gain on derivative instruments, net of tax of $(1)	2	–	–	2	–	2
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2005	$1,256	$5	$1,242	$9	$–	$173

Non-cash capital contributions from Boeing	9	–	9	–	–
Cash dividends to Boeing (including return of capital)	(344)	–	(150)	–	(194)
Net income	194	–	–	–	194	$194
Reclassification adjustment for gain realized in net income, net of tax of $5	(9)	–	–	(9)	–	(9)
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2006	$1,113	$5	$1,101	$7	$–	$192

Non-cash capital contributions from Boeing	5	–	5	–	–
Cash dividends to Boeing (including return of capital)	(408)	–	(245)	–	(163)
Net income	163	–	–	–	163	$163
Unrealized loss on derivative instruments, net of tax of $1	(2)	–	–	(2)	–	(2)
Unrealized loss on investments, net of tax of $3	(6)	–	–	(6)	–	(6)
Balance at December 31, 2007	$865	$5	$861	$(1)	$–	$155

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2007, 2006 and 2005.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$163	$194	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	208	240	243
Net gain on disposal of assets	(1)	(48)	(25)
Provision for (recovery of) losses	(26)	8	(25)
Net gain on investments and derivative instruments	–	(56)	–
Asset impairment expense	33	53	62
Other non-cash adjustments related to discontinued operations	(16)	(9)	7
Change in deferred income taxes	44	83	60
Change in assets and liabilities:
Other assets	5	2	4
Accrued interest and rents	17	31	5
Accounts payable and accrued expenses	(27)	(35)	8
Other liabilities	17	(3)	11
Accounts with Boeing	34	(106)	207
Other	5	8	13
Net cash provided by operating activities	456	362	709
INVESTING ACTIVITIES
Transfer of net assets from Boeing	–	–	(178)
Proceeds from available-for-sale investments	9	217	42
Purchase of equipment for operating leases	–	(92)	(165)
Capitalizable costs in process	(46)	(35)	–
Proceeds from disposition of equipment and receivables	105	576	234
Principal payments of leases, notes and other receivables	1,087	441	357
Origination of leases, notes and other receivables	(20)	(100)	(436)
Proceeds from disposal of discontinued operations	–	–	35
Net cash provided by (used in) investing activities	1,135	1,007	(111)
FINANCING ACTIVITIES
Repayment of debt	(1,309)	(713)	(605)
Payment of cash dividends (including return of capital)	(408)	(344)	(338)
Repayment of note payable with Boeing	–	(20)	–
Net cash used in financing activities	(1,717)	(1,077)	(943)
Net increase (decrease) in cash and cash equivalents	(126)	292	(345)
Cash and cash equivalents at beginning of year	589	297	642
Cash and cash equivalents at end of year	$463	$589	$297

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$(161)	$711	$51
Net transfer from notes receivable	$(1)	$(279)	$(2)
Net transfer to (from) equipment under operating leases	$213	$(354)	$526
Net transfer from finance leases	$(99)	$(15)	$(508)
Transfer from other assets	$(5)	$(101)	$–
Transfer to investments	$–	$43	$–
Transfer to (from) accounts with Boeing	$53	$(5)	$–
Transfer from discontinued operations	$–	$–	$(67)
(Increase)/decrease in debt due to fair value hedge derivatives	$(46)	$14	$62

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our”, “BCC” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes segment customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Integrated Defense Systems segment customers.

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

Direct Finance Leases At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are periodically reviewed, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs as a reduction to Finance lease income.

Leveraged Leases Direct finance leases that are financed by non-recourse borrowings and meet certain criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related non-recourse debt service obligation including interest (net rental receivables). The difference of the net rental receivables and the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Unearned income is recognized over the life of the lease at a constant rate of return applied to any positive net investment, which includes the effect of deferred income taxes.

Notes and Other Receivables Notes receivable are recorded net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Equipment Under Operating Leases, Net of Accumulated Depreciation Equipment under operating leases is recorded at cost and depreciated over the period that we project that we will hold the asset to an estimated residual value, using the straight-line method. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense. Revenue on the leased equipment is recorded using the straight-line method over the term of the lease.

Investments Available-for-sale securities in the form of Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Debt securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit reviews and analyses of the counterparties. For investments that are deemed other-than-temporarily impaired, losses are recorded as asset impairment expense and payments received on these investments are recorded using the cost recovery method.

The fair value of non-publicly traded securities, in the form of EETCs, is based on discounted cash flows at market yield or estimated trading prices for comparable debt securities. In cases where we determine that it is probable that recovery of our investment will come from liquidation of collateral, the fair value is based on the value of the underlying collateral.

Assets Held for Sale or Re-lease, Net of Accumulated Depreciation When aircraft collateral related to a finance lease or note receivable is repossessed, returned in satisfaction of the receivable or returned at the end of the finance lease or when aircraft are made available-for-sale, the asset is carried at the lower of cost or estimated fair value less costs to sell. We calculate a median collateral value from multiple third-party aircraft value publications based on the type and age of the aircraft to estimate the fair value of aircraft. Under certain circumstances, we adjust values based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications, or based on the expected net sales price for the aircraft. Aircraft assets held for re-lease are depreciated over the remaining period that we project that we will hold the asset to an estimated residual value, on a straight-line basis.

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment when the expected undiscounted cash flow from the equipment is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

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

We review the adequacy of the allowance attributable to the remaining receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral taking into account Boeing and other guarantees. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

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

Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, Boeing and other guarantees (if applicable), multiple third party aircraft value publications, and the general state of the economy and airline industry as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

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

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in Other income in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, all of which are related to debt, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of Accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in Other income immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in Other income.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (See Note 8). In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in the Provision for income tax in our Condensed Consolidated Statements of Operations. In prior periods, such interest income or expense was recorded in Operating expenses. Penalties, if any, will be recorded as a component of income tax expense.

Note 2 – Standards Issued and Not Yet Implemented

In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 is not expected to materially affect how we determine fair value but may result in certain additional disclosures.

Note 3 – Relationship and Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and an agreement allowing us to borrow under Boeing’s committed revolving lines of credit. We also have an intercompany borrowing arrangement with Boeing.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany arrangements will not be terminated or modified by us or Boeing.

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

Intercompany Credit Arrangements

The credit facilities between Boeing and its banks were renewed on November 16, 2007. Boeing has allocated $500 of the $1,000 364-day line and $1,000 of the $2,000 five-year revolving credit line expiring in 2012 exclusively to BCC. At December 31, 2007, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

We have an intercompany borrowing arrangement with Boeing. During the first quarter of 2007, we borrowed $175, which was repaid in the second quarter. There were no amounts outstanding at December 31, 2007 under this arrangement.

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

At December 31, 2007, we were the beneficiary under $2,272 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,997.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2007		2006
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,756	$2,356	$1,859	$2,489
Out of production twin-aisle aircraft	267	348	285	370
Out of production single-aisle aircraft	195	195	280	280
Other, including other Boeing aircraft	54	98	239	285
	$2,272	$2,997	$2,663	$3,424

At December 31, 2007 and 2006, Accounts with Boeing included $103 and $141 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2007	2006	2005
Applied to income	$63	$75	$86
Net change in finance lease receivables	53	96	2
Applied to reserves	–	–	87
Net change in deferred revenue	(38)	34	87
Write down of notes receivable	–	29	–
Guarantees receivable from Boeing	–	(27)	–
Net cash received under intercompany guarantee and subsidy agreements	$78	$207	$262

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2007, 2006 and 2005, Boeing recorded charges of $155, $22, and $112, respectively, related to asset impairment, accrued expenses, loan loss provision and allowance for losses on receivables in our portfolio.

For the years ended December 31, 2007, 2006 and 2005, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $36, $48 and $43, respectively.

For the years ended December 31, 2007, 2006 and 2005, we recorded new business volume of $21, $202 and $322, respectively, related to aircraft and equipment recently manufactured by Boeing.

At December 31, 2007 and 2006, the carrying value of the four C-40 aircraft under a head lease structure with Boeing which has a concurrent sublease with the U.S. Government was $138 and $165.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2007	2006
Federal income tax payable (receivable)	46	(60)
Other	(23)	91
	$23	$31

For the years ended December 31, 2007, 2006 and 2005, total interest paid to Boeing was $3, $1 and $2, respectively.

For the years ended December 31, 2007 and 2006, we paid cash dividends (including return of capital) totaling $408 and $344.

We also receive support services from Boeing. Eligible employees are members of Boeing’s defined benefit pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2007, 2006 and 2005, the charge for these services was $11.

Note 4 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2007	2006
Investment in finance leases:
Direct finance leases	$2,100	$2,418
Leveraged leases	173	173
	2,273	2,591
Notes and other	714	1,679
Total investment in finance leases and notes and other	2,987	4,270
Less allowance for losses on receivables	(74)	(102)
	$2,913	$4,168

The net investment in finance leases consisted of the following at December 31:

	2007	2006	2007	2006
	Direct Finance Leases		Leveraged Leases
Minimum lease payments	$2,944	$3,621	$869	$936
Less principal and interest payable on non-recourse debt	–	–	(601)	(668)
Estimated residual value	695	712	56	56
Unearned income and deferred net incremental direct costs	(1,539)	(1,915)	(151)	(151)
Less deferred income taxes	–	–	(267)	(278)
Net investment in finance leases	$2,100	$2,418	$(94)	$(105)

Scheduled minimum lease payments on finance leases including both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt) are as follows for the years ended December 31:

	2008	2009	2010	2011	2012	Thereafter
Finance leases	$269	$261	$252	$242	$263	$1,925

At December 31, 2007 and 2006, finance lease receivables of $54 and $57 were assigned as collateral to secure senior debt. Finance lease receivables of $90 at December 31, 2006 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

The investment in notes and other receivables consisted of the following at December 31:

	2007	2006
Principal	$712	$1,671
Accrued interest	6	16
Unamortized discount and deferred net incremental direct costs	(4)	(8)
	$714	$1,679

Scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2008	2009	2010	2011	2012	Thereafter
Notes and other	$122	$89	$97	$122	$104	$178

Note 5 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2007	2006	2005
Allowance for losses on receivables at beginning of year	$102	$101	$240
Provision for (recovery of) losses	(26)	8	(25)
Net write-offs	(2)	(7)	(120)
Allowance transferred from Boeing	–	–	6
Allowance for losses on receivables at end of year	$74	$102	$101
Allowance as a percentage of total receivables	2.5%	2.4%	2.0%

The carrying value of impaired receivables consisted of the following at December 31:

	2007	2006
Impaired receivables with specific impairment allowance	$39	$74
Impaired receivables with no specific allowance	197	1,032
Carrying value of impaired receivables	$236	$1,106

During the year ended December 31, 2007, we received customer pre-payments of $837 on notes receivable previously reported as impaired.

Allowance for losses on impaired receivables was $13 and $20 at December 31, 2007 and 2006.

Our average recorded investment in impaired receivables, calculated on a quarterly weighted average, was $589, $1,191 and $1,196 in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, we recognized income of $50, $104 and $90, respectively, on these impaired receivables during the periods in which they were considered impaired which included $11, $22 and $1, respectively of cash received.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following at December 31:

	2007	2006
Assets placed on non-accrual status:
Receivables	$59	$100
Equipment under operating leases, net	184	161
	243	261
Assets held for sale or re-lease, net	–	6
	$243	$267

Percent of non-performing receivables to total receivables	2.0%	2.3%
Percent of total non-performing assets to total portfolio	3.7%	3.3%

For the portfolio assets that were non-performing as of and during the year ended December 31, 2007 and 2006, we recorded income of $24 and $28 based on cash received of $32 and $51.

At December 31, 2007, we had no accrued income on receivables with amounts past due greater than 90 days.

Note 6 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2007	2006
Cost	$4,257	$4,106
Accumulated depreciation	(942)	(754)
	$3,315	$3,352

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter
Operating leases	$419	$377	$319	$241	$186	$1,008

At December 31, 2007 and 2006, equipment under operating leases of $193 and $208 were assigned as collateral to secure senior debt. At December 31, 2007 and 2006 equipment under operating leases of $43 and $47 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

Note 7 – Investments

At December 31, 2007 and 2006, our available-for-sale investments included an investment with a carrying value of $135, which was fully repaid in January 2008 and another investment with a carrying value of $8 and $17. At December 31, 2007 and 2006, the net unrealized gain (loss) on these investments was $(2) and $7.

During 2006, an investment was fully repaid at maturity for $42 and we recognized Investment income of $26. We also sold certain investments for total proceeds of $138 and recognized Investment income of $30.

Maturities, based upon scheduled principal repayments, of available-for-sale investments were as follows at December 31, 2007:

Estimated Fair Value
Due in one year or less	$136
Due from one to five years	4
Due from five to ten years	3
$143

Note 8 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2007	2006	2005
Current:
Federal	$36	$12	$17
State	7	11	9
	43	23	26
Deferred:
Federal	44	83	60
	$87	$106	$86

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2007	2006
Deferred tax assets:
Allowance for losses on receivables	$146	$141
Other	42	64
	188	205
Deferred tax liabilities:
Leased assets	(1,571)	(1,546)
Other	(12)	(11)
	(1,583)	(1,557)
	(1,395)	(1,352)
Deferred tax on accumulated other comprehensive loss	1	(4)
Net deferred tax liability	$(1,394)	$(1,356)

Income tax computed at the United States federal income tax rate and the provision (benefit) for tax on income differ as follows for the years ended December 31:

	2007		2006		2005
Tax computed at federal statutory rate	$82	35.0%	$102	35.0%	$81	35.0%
State income taxes, net of federal tax benefit	5	2.2	7	2.4	7	2.8
Foreign sales corporation/extraterritorial income tax benefit	–	–	(5)	(1.7)	(6)	(2.5)
Foreign sales corporation/extraterritorial income basis adjustment	–	–	7	2.4	–	–
Other	–	–	(5)	(1.7)	4	1.8
	$87	37.2%	$106	36.4%	$86	37.1%

We, as part of the consolidated Boeing organization, have completed Internal Revenue Service (IRS) examinations through 2003. Boeing has filed appeals with the IRS for the 1998-2001 and 2002-2003 audit periods. During 2006, Boeing settled the appeal related to McDonnell Douglas Corporation, a subsidiary of

Boeing, covering the years appeal for 1993 through 1997. The settlement did not have a material adverse effect on our earnings, cash flows and/or financial position.

Pursuant to our tax sharing agreement with Boeing, we received (made) payments with respect to tax benefits from (obligations to) Boeing of $52, $(126) and $25 in 2007, 2006 and 2005 respectively. We made income tax payments, net of receipts, to other federal, state and foreign tax agencies, of $1, $1 and $2 in 2007, 2006 and 2005, respectively.

FASB Interpretation No. 48

FIN 48 provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation did not result in any adjustments to retained earnings as of January 1, 2007.

As of December 31, 2007 and January 1, 2007, we did not have any unrecognized tax benefits.

For the years ended December 31, 2007, 2006 and 2005, we did not incur any income tax related interest income, interest expense or penalties.

Note 9 – Debt and Credit Agreements

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2007)	2007	2006
3.60% – 7.58% fixed rate notes due through 2017	$4,050	$5,263
5.57% – 6.22% floating rate notes due through 2023	120	119
4.84% – 7.69% non-recourse notes due through 2013	71	76
4.07% – 8.25% capital lease obligations due through 2015	86	132
	$4,327	$5,590

At December 31, 2007 and 2006, we had interest rate swaps, which effectively convert debt of $1,507 and $1,545 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate.

On February 16, 2001, we filed a public shelf registration of $5,000 of debt securities with the Securities and Exchange Commission (SEC). As of December 31, 2007, an aggregate amount of $402 remains available for issuance. On February 22, 2002, we filed a public shelf registration of $5,000 of debt securities with the SEC. As of December 31, 2007 an aggregate amount of $3,019 remains available for issuance. These shelf registrations expire in November 2008. The availability of funding under these shelf registrations is dependent on investor demand and market conditions.

On June 6, 2002, we established a Euro medium-term note program in the amount of $1,500. At December 31, 2007 and 2006, we had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to us and the program be updated within the prior twelve months. In view of our cash position and other available funding sources, we determined during 2004 that it was unlikely we would need to use this program in the foreseeable future. The program is thus inactive but available subject to updated documentation and procedures. The availability of funding under this program would be dependent on investor demand and market conditions.

We have a $1,500 Commercial Paper (CP) program that serves as a potential low-cost source of short-term liquidity subject to market conditions. Throughout 2007 and at December 31, 2007, there were no amounts outstanding under the CP program.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2007, as well as at each quarter end during the year, we were in compliance with these covenants.

Maturities of principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2008	$694	$16
2009	519	9
2010	636	9
2011	788	10
2012	868	10
Thereafter	697	33
	$4,202	$87

In 2007, 2006 and 2005, interest payments were $319, $353 and $359, respectively.

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

For the years ended December 31, 2007, 2006 and 2005, we recorded $5, $8 and $12 of income related to the amortized basis adjustment of certain terminated swaps as a reduction of Interest expense, respectively.

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

Other Derivative Instruments

We hold certain interest rate swaps which do not receive hedge accounting treatment. For the years ended December 31, 2007 and 2006, we did not record any gains or losses on these interest rate swaps. For the year ended December 31, 2005, we recorded a net loss of $4 on these interest rate swaps.

For the year ended December 31, 2005, we held warrants which were recorded in Other assets and the changes in their fair value resulted in an addition to Other income of $5.

Note 11 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $178 and $159 as of December 31, 2007 and 2006.

To the extent that no maintenance obligation relating to an aircraft remains, the balance is recognized as Other income. For the years ended December 31, 2007, 2006 and 2005 we recorded income of $9, $5 and $2, respectively.

Note 12 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options and Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives.

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

For stock option awards granted in 2006 and 2007, the fair value was estimated using the Black-Scholes option-pricing model.

For the years ended December 31, 2007, 2006 and 2005 we recorded $5, $9 and $17 attributable to share-based plans expense.

Note 13 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of December 31, 2007, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2007, we and Boeing had unfunded financing commitments of $8,350, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
2008	$900
2009	1,050
2010	1,700
2011	2,250
2012	1,200
Thereafter	1,250
$8,350

Lease Commitments

Rent expense for office leases under operating lease agreements was $1, $1 and $1 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the minimum future rental commitments under these non-cancelable leases payable for each of the next five years were as follows: $1 in 2008, $2 in 2009, $1 in 2010, $1 in 2011 and $1 in 2012.

Note 14 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

At December 31, 2007 and 2006, under our third party residual value guarantees, the maximum potential payments were $75 and $75, and estimated proceeds from collateral and recourse were $75 and $75. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the Consolidated Balance Sheets reflects fees received for extending these guarantees. At December 31, 2007 and 2006, the carrying value of liabilities relating to residual value guarantees, included in Other liabilities, was $3 and $4.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next three years.

Variable Interest in Unconsolidated Entities

Our investments in the form of EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities.

We have certain investments in the form of EETCs which were acquired between 1999 and 2005. EETCs are interests in a trust that passively hold investments in aircraft or pools of aircraft. The EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investments in the form of EETCs do not require consolidation under FIN 46(R). At December 31, 2007, our maximum exposure to economic loss from our EETCs is $143. At December 31, 2007, the EETC investments had total assets of $507 ($559 at December 31, 2006) and total non-BCC debt of $364 ($407 at December 31, 2006). This debt is non-recourse to us and includes $364 that is senior to our investments. During 2007, we recorded investment income and received cash of $23 related to these investments. In January 2008, an EETC investment was fully repaid in the amount of $135. At December 31, 2007, the balances related to this investment were $400 of total assets and $265 of total non-BCC debt.

From 1998 through 2005 we provided subordinated loans to certain VIEs. VIEs are financial structures commonly utilized by airlines, lenders and loan guarantors. These VIEs are included in the scope of FIN 46(R); however, only certain VIEs require consolidation. VIE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests or for other structuring reasons. At December 31, 2007, certain VIEs that we did not consolidate since we were not the primary beneficiary had total assets of $73 and total non-BCC debt (which is non-recourse to us) of $68. Our maximum exposure to economic loss is $5 from these VIEs. During 2007, no investment income was recorded and we received cash of $3 related to these VIEs.

Capital lease obligations

We have an off-balance sheet item that relates to a capital lease obligation for a financing transaction involving an MD-11 aircraft leased to us and subleased by us to a commercial aircraft customer. At December 31, 2007 this transaction included a restricted cash deposit denominated in yen in an amount equivalent to $30 and an equal amount of liability reflecting our obligation to purchase the underlying aircraft with this deposit by March 2008. This liability and corresponding deposit is considered defeased based upon its structure.

Note 15 – Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows at December 31:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$714	$766	$1,679	$1,726
Interest rate swaps	$34	$34	$15	$15

LIABILITIES
Debt, excluding capital lease obligations	$(4,241)	$(4,377)	$(5,458)	$(5,599)
Interest rate swaps	$(3)	$(3)	$(25)	$(25)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(3)	$(3)	$(4)	$(4)

Items not included in the above disclosures are Cash and cash equivalents and Investments. The estimated fair value of those items approximate their fair value at December 31, 2007 and 2006 as reflected in the Consolidated Balance Sheets.

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

Guarantees. For residual value guarantees where we are the guarantor, the present value of the expected liability has been used to approximate fair value.

Note 16 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	2007
	Carrying Value	% of Total Portfolio
AirTran	$1,518	23.2%
American	618	9.5
Midwest	591	9.0
Hawaiian	422	6.5
Continental	403	6.2
	$3,552	54.4%

	2006
	Carrying Value	% of Total Portfolio
AirTran	$1,592	19.8%
United	749	9.3
American	678	8.4
Midwest	617	7.7
Hawaiian	434	5.4
	$4,070	50.6%

For the years ended December 31, 2007 and 2006, AirTran Holdings, Inc. accounted for 16% and 13% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2007		2006
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,687	71.7%	$6,165	76.7%
Europe	1,050	16.1	1,041	13.0
Asia/Australia	425	6.5	522	6.5
Latin America	298	4.6	191	2.4
Other	72	1.1	115	1.4
	$6,532	100.0%	$8,034	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue from customers by geographic region was as follows for the years ended December 31:

	2007	2006	2005
United States	$564	$740	$622
Europe	143	136	143
Asia/Australia	55	75	95
Latin America	38	60	92
Other	15	14	14
	$815	$1,025	$966

Portfolio carrying values were represented by the following product types at December 31:

	2007		2006
717	$2,464		$2,590
757	1,067		1,171
767	611		739
737	542		588
MD-11	540	(2)	660
747	419		454
MD-80	343		382
777	96		718
Other (1)	450		732
	$6,532		$8,034

(1)	Other includes aircraft, equipment and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

(2)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2007	2006
2003 and newer	28.7%	24.9%
1998 - 2002	47.3	50.2
1993 - 1997	13.0	13.2
1992 and older	11.0	11.7
	100.0%	100.0%

Note 17 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $224, for which we have accrued a liability of $59.

The reserve under the loss sharing arrangement, which is included in Other liabilities, was as follows for the year ended December 31:

	2007	2006
Reserve at beginning of period	$78	$81
Reduction in reserve	(25)	(10)
Payments received from GECC	6	7
Reserve at end of period	$59	$78

Operating results of the discontinued operations were as follows for the years ended December 31:

	2007	2006	2005
Revenue	$–	$–	$3

Net gain (loss) on disposal of discontinued operations	$25	$14	$(12)
Provision (benefit) for income tax	9	5	(5)
Net gain (loss) on disposal of discontinued operations, net of tax	$16	$9	$(7)

Note 18 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$213	$209	$197	$196
Income from continuing operations	$46	$44	$38	$19
Net income	$50	$45	$43	$25

2006
Revenue	$237	$243	$304	$241
Income from continuing operations	$49	$41	$78	$17
Net income	$49	$41	$78	$26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, were as follows during the years ended 2007 and 2006:

Services Rendered / Fees (Dollars in millions)	2007	2006
Audit fees (1)	$2.0	$2.1

(1)

For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for the years ended 2007 and 2006, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

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

4.2	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.3	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.4	Subordinated Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.5	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.6	Form of Series X Senior Floating Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.7	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.8	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.9	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.10	Form of Series XI Subordinated Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(d) to our Form S-3 Registration Statement (File No. 333-82391).

4.11	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

4.12	Form of Series XI Subordinated Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(f) to our Form S-3 Registration Statement (File No. 333-82391).

4.13	Promissory Note, dated April 5, 2006, between Boeing and us, incorporated by reference to Exhibit 4.1 to our Form 10-Q for the period ended March 31, 2007.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1

364-Day Credit Agreement dated as of November 16, 2007, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10(i) to The Boeing Company Form 10-K filed February 15, 2008 (File No. 001-00442).

10.2

Five-Year Credit Agreement dated as of November 16, 2007, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10(ii) to The Boeing Company Form 10-K filed February 15, 2008 (File No. 001-00442).

10.3	Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 16, 2007, between Boeing and us.

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

Boeing Capital Corporation

February 15, 2008	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 15, 2008	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 15, 2008	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 15, 2008	/s/ JAMES C. JOHNSON
James C. Johnson Director

February 15, 2008	/s/ R. PAUL KINSCHERFF
R. Paul Kinscherff Director

February 15, 2008	/s/ WALTER E. SKOWRONSKI
Walter E. Skowronski President and Director (Principal Executive Officer)