Form 10-Q
period 2008-03-31
BOEING CAPITAL CORP
filed 2008-04-23
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 22, 2008: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$637	$463
Receivables:
Finance leases	2,244	2,273
Notes and other	681	714
	2,925	2,987
Allowance for losses on receivables	(57)	(74)
	2,868	2,913
Accounts with Boeing	43	–
Equipment under operating leases, net	3,305	3,315
Investments	7	144
Assets held for sale or re-lease, net	75	86
Other assets	111	123
	$7,046	$7,044

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$39	$95
Other liabilities	345	340
Accounts with Boeing	–	23
Deferred income taxes	1,434	1,394
Debt	4,355	4,327
	6,173	6,179
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	862	861
Accumulated other comprehensive loss, net of tax	(2)	(1)
Retained earnings	8	–
	873	865
	$7,046	$7,044

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
REVENUE
Finance lease income	$42	$46
Interest income on notes receivable	14	36
Operating lease income	119	117
Investment income	2	6
Other income	8	8
	185	213
EXPENSES
Interest expense	62	79
Depreciation expense	56	54
Recovery of losses	(6)	(8)
Operating expenses	11	13
Other expense	1	2
	124	140
Income from continuing operations before provision for income tax	61	73
Provision for income tax	23	27
Income from continuing operations	38	46
Net gain on disposal of discontinued operations, net of tax	5	4
Net income	$43	$50

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(173)	–	(123)	–	(50)
Net income	50	–	–	–	50	$50
Unrealized loss on investments, net of tax	(1)	–	–	(1)	–	(1)
Balance at March 31, 2007	$990	$5	$979	$6	$–	$49

Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing	(35)	–	–	–	(35)
Net income	43	–	–	–	43	$43
Reclassification adjustment for gain realized on investment in net income, net of tax	(1)	–	–	(1)	–	(1)
Unrealized loss on derivative instruments, net of tax	(1)	–	–	(1)	–	(1)
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at March 31, 2008	$873	$5	$862	$(2)	$8	$42

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
OPERATING ACTIVITIES
Net income	$43	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56	52
Recovery of losses	(6)	(8)
Share-based plans expense	1	1
Other non-cash adjustments related to discontinued operations	(5)	(4)
Change in deferred income taxes	40	1
Change in assets and liabilities:
Other assets	19	19
Accrued interest and rents	3	4
Accounts payable and accrued expenses	(57)	(53)
Other liabilities	14	–
Accounts with Boeing	(69)	66
Net cash provided by operating activities	39	128
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	135	–
Payment for capitalizable costs in process	(4)	(11)
Proceeds from disposition of equipment and receivables	2	15
Principal payments of leases, notes and other receivables	50	107
Origination of leases, notes and other receivables	–	(20)
Net cash provided by investing activities	183	91
FINANCING ACTIVITIES
Proceeds from intercompany borrowings	–	175
Repayment of debt	(13)	(783)
Payment of cash dividends (including return of capital)	(35)	(173)
Net cash used in financing activities	(48)	(781)
Net increase (decrease) in cash and cash equivalents	174	(562)
Cash and cash equivalents at beginning of year	463	589
Cash and cash equivalents at end of period	$637	$27

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(10)	$(133)

Net transfer from notes receivable	$–	$(1)

Net transfer to equipment under operating leases	$46	$130

Net transfer to finance leases	$–	$4

Transfer from other assets	$(36)	$–

Increase in debt due to fair value hedge derivatives	$(41)	$(7)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

Note 2 – Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and an agreement allowing us to borrow under Boeing’s committed revolving line of credit. We also have an intercompany borrowing arrangement with Boeing.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us and Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 3 of our 2007 Annual Report on Form 10-K.

At March 31, 2008, we were the beneficiary under $2,222 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,937.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2008		December 31, 2007
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,740	$2,334	$1,756	$2,356
Out of production twin-aisle aircraft	237	314	267	348
Out of production single-aisle aircraft	192	192	195	195
Other, including other Boeing aircraft	53	97	54	98
	$2,222	$2,937	$2,272	$2,997

At March 31, 2008 and December 31, 2007, Accounts with Boeing included $103 and $103 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2008	2007
Applied to income	$11	$18
Net change in deferred revenue	–	28
Guarantees receivable from Boeing	–	(46)
Net cash received under intercompany guarantee and subsidy agreements	$11	$–

For the three months ended March 31, 2008 and 2007, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $9 and $9.

For the three months ended March 31, 2008 and 2007, we recorded new business volume of $17 and $20 related to aircraft and equipment recently manufactured by Boeing.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the three months ended March 31:

	2008	2007
Allowance for losses on receivables at beginning of period	$74	$102
Recovery of losses	(6)	(8)
Net write-offs	(11)	(8)
Allowance for losses on receivables at end of period	$57	$86

Allowance as a percentage of total receivables	2.0%	2.1%

The carrying value of impaired receivables consisted of the following:

	March 31, 2008	December 31, 2007
Impaired receivables with specific impairment allowance	$15	$39
Impaired receivables with no specific allowance	195	197
Carrying value of impaired receivables	$210	$236

At March 31, 2008 and December 31, 2007, allowance for losses on impaired receivables was $7 and $13.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	March 31, 2008	December 31, 2007
Assets placed on non-accrual status:
Receivables	$23	$59
Equipment under operating leases, net	239	184
	$262	$243

Percent of non-performing receivables to total receivables	0.8%	2.0%
Percent of total non-performing assets to total portfolio	4.2%	3.7%

For the portfolio assets that were non-performing as of the three months ended March 31, 2008 and 2007, we recorded income of $6 and $3 based on cash received of $6 and $6.

Note 4 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at March 31, 2008)	March 31, 2008	December 31, 2007
3.60% - 7.58% fixed rate notes due through 2017	$4,088	$4,050
4.03% - 4.35% floating rate notes due through 2023	120	120
4.22% - 5.79% non-recourse notes due through 2013	70	71
3.20% capital lease obligation due through 2015	77	86
	$4,355	$4,327

At March 31, 2008, and December 31, 2007, we had interest rate swaps which effectively convert debt of $1,500 and $1,507 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2008, we were in compliance with these covenants.

Note 5 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Bankruptcies

At March 31, 2008 and December 31, 2007, ATA Holdings Corp. (ATA) accounted for $151 and $152 of our total assets. At March 31, 2008, the ATA portfolio consisted of four operating leases for 757 aircraft. On April 2, 2008 ATA filed for Chapter 11 bankruptcy protection. On April 8, 2008, the bankruptcy court approved ATA’s request to reject the leases and return the aircraft to us. At March 31, 2008, ATA was current on all obligations and these operating lease aircraft remain classified as non-performing assets. As of April 22, 2008 we have recovered the aircraft and are in discussions with other customers regarding redeployment.

Restructurings and Restructuring Requests

In addition, from time to time, certain customers have requested a restructuring of their transactions with us. As of March 31, 2008, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2008, we and Boeing had unfunded financing commitments of $7,500, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of March 31, 2008) is as follows:

Total
April through December 2008	$500
2009 (1)	950
2010 (1)	1,350
2011 (1)	2,250
2012 (1)	1,200
Thereafter (1)	1,250
$7,500

(1)	Does not reflect the revision of the 787 program schedule announced in April 2008 which will delay certain of these commitments.

Note 6 – Fair Value of Financial Instruments

Effective January 1, 2008, we partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157) and adopted this Statement for our assets and liabilities shown in the table below. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The partial adoption of SFAS No. 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits us to defer the recognition and measurement of our nonfinancial assets and nonfinancial liabilities until January 1, 2009. At March 31, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

	March 31, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt investments:
Enhanced Equipment Trust Certificate (EETC)	$6	$–	$6	$–
Derivatives	73	–	73	–
Total	$79	$–	$79	$–

Liabilities
Derivatives	$(2)	$–	$(2)	$–
Total	$(2)	$–	$(2)	$–

The EETC is valued based on trading prices of similar instruments. Our derivatives consist of United States dollar denominated interest rate swaps, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

Certain assets are measured at fair value on a non-recurring basis. For the three months ended March 31, 2008, impaired receivables with a carrying amount of $15 were written down to their fair value of $8, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

Note 7 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,503	23.8%	$1,518	23.2%
American	602	9.5	618	9.5
Midwest	584	9.3	591	9.0
Hawaiian	422	6.7	422	6.5
Continental	396	6.3	403	6.2
	$3,507	55.6%	$3,552	54.4%

For the three months ended March 31, 2008 and 2007, AirTran Holdings, Inc. accounted for 17% and 15% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,469	70.8%	$4,687	71.7%
Europe	1,060	16.8	1,050	16.1
Asia/Australia	419	6.6	425	6.5
Latin America	293	4.7	298	4.6
Other	71	1.1	72	1.1
	$6,312	100.0%	$6,532	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2008	December 31, 2007
717	$2,441	$2,464
757	1,048	1,067
767	598	611
MD-11(1)	567	540
737	534	542
747	410	419
MD-80	325	343
777	92	96
Other (2)	297	450
	$6,312	$6,532

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2008	December 31, 2007
2003 and newer	28.5%	28.7%
1998 - 2002	47.3	47.3
1993 - 1997	13.4	13.0
1992 and older	10.8	11.0
	100.0%	100.0%

Note 8 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $227, for which we have accrued a liability of $54.

The reserve under the loss sharing arrangement, which is included in Other liabilities was as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Reserve at beginning of period	$59	$78
Reduction in reserve	(8)	(7)
Payments received from GECC	3	2
Reserve at end of period	$54	$73

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, the liquidity of the global financial markets as well as events such as war, terrorist attacks, a serious health epidemic, increasing global economic concerns and fuel prices;

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

Please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007, for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the three months ended March 31, 2008, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

At March 31, 2008, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, investments and assets held for sale or re-lease. At March 31, 2008, we owned 292 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 45 aircraft.

Our portfolio at March 31, 2008 decreased to $6.3 billion from $6.5 billion at December 31, 2007. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
New business volume	$19	$24
Write-offs	(11)	(2)
Transfer of assets	18	(53)
Asset impairment	–	(33)
Asset run off and prepayments	(188)	(1,126)
Asset dispositions	(2)	(104)
Depreciation and amortization expense	(56)	(208)
Net change in portfolio balance	$(220)	$(1,502)

At March 31, 2008 and December 31, 2007, we had $75 million and $86 million of assets that were held for sale or re-lease, all of which had firm contracts to be sold or placed on lease. As a result of ATA Holdings Corp. (ATA) filing for bankruptcy protection in April 2008, we have an additional $151 million of aircraft that have been returned as of April 22, 2008 and we are in active redeployment discussions with other customers which we expect to complete in the second quarter of 2008. Additionally, aircraft subject to leases with a carrying value of approximately $365 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $183 million were committed at March 31, 2008.

Our net income was $43 million for the three months ended March 31, 2008 compared with $50 million for the same period in 2007, a decrease of $7 million. The decrease in our net income was primarily due to lower interest income on notes receivable and lower investment income partially offset by lower interest expense during the first three months of 2008.

Consolidated Results of Operations

Revenue

Revenue was $185 million for the three months ended March 31, 2008 compared with $213 million for the same period in 2007, a decrease of $28 million.

Interest income on notes receivable was $14 million for the three months ended March 31, 2008, a decrease of $22 million compared with the same period in 2007 primarily due to a decrease in the weighted average balance of our notes receivable as a result of the prepayment of certain notes in 2007.

Investment income was $2 million for the three months ended March 31, 2008, a decrease of $4 million compared with the same period in 2007 primarily due to a lower investment balance as a result of the scheduled repayment of an investment in January 2008.

Expenses

Expenses were $124 million for the three months ended March 31, 2008 compared with $140 million for the same period in 2007, a decrease of $16 million.

Interest expense was $62 million for the three months ended March 31, 2008, a decrease of $17 million compared with the same period in 2007 primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

The recovery of losses was $6 million for the three months ended March 31, 2008, compared with a recovery of $8 million for the same period in 2007. The reduction in our allowance through a recovery for losses was primarily due to finance leases and notes receivable run off exceeding declines in aircraft collateral values.

Provision for income tax

Provision for income tax was $23 million for the three months ended March 31, 2008, a decrease of $4 million compared with the same period in 2007, primarily due to a decrease in pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $637 million at March 31, 2008, an increase from $463 million at December 31, 2007. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2008	2007
Net cash provided by operating activities	$39	$128
Net cash provided by investing activities	183	91
Net cash used in financing activities	(48)	(781)
Net increase (decrease) in cash and cash equivalents	$174	$(562)

Operating activities

During the three months ended March 31, 2008, net cash provided by operating activities included net income from operations of $43 million. We had net adjustments for non-cash items of $86 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in our operating assets and liabilities of $90 million primarily resulting from a decrease of $42 million in accrued interest expense and a decrease of $64 million in income taxes payable.

During the three months ended March 31, 2007, net cash provided by operating activities included net income from operations of $50 million. We had net adjustments for non-cash items of $42 million which primarily related to depreciation expense. We also had a net increase in our net operating assets and liabilities of $36 million.

Investing activities

During the three months ended March 31, 2008, net cash provided by investing activities primarily included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $50 million.

During the three months ended March 31, 2007, net cash provided by investing activities included $107 million relating to asset run off and an early customer repayment of notes receivable.

Financing activities

During the three months ended March 31, 2008, net cash used for financing activities included scheduled debt repayments of $13 million and cash dividends to Boeing of $35 million.

During the three months ended March 31, 2007, net cash used for financing activities included scheduled debt repayments of $783 million and cash dividends (including the return of capital) to Boeing of $173 million offset by intercompany borrowings of $175 million from Boeing.

Outstanding debt at March 31, 2008 and December 31, 2007 was $4.4 billion and $4.3 billion, of which $762 million will be due in the next 12 months. During the three months ended March, 31 2008, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at March 31, 2008 and December 31, 2007 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. In the near term, we believe that our cash from operations and other receipts from our portfolio, which may include asset sales and securitizations, will be sufficient to satisfy existing commitments and plans. To the extent we require financial flexibility to meet potential business funding requirements we also have the ability to issue commercial paper and other debt, obtain funding from Boeing or limit new business volume.

We believe we have adequate borrowing capacity. We have $1.5 billion available under Boeing’s committed revolving credit line agreements for general corporate purposes. In addition, we have a Support Agreement with Boeing under which Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On January 16, 2008, Fitch Ratings changed their outlook on the A+ rating to stable from positive.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the three months ended March 31, 2008 and 2007. Column 3 presents this information, calculated in accordance with our accounting policies, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

	(1)	(2)	(3)
2008	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$74	$121	$195
Recovery of losses	(6)	–	(6)
Net write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$57	$121	$178

Allowance as a percentage of total receivables	2.0%		6.1%

2007
Allowance for losses on receivables at beginning of period	$102	$152	$254
Recovery of losses	(8)	(24)	(32)
Net write-offs	(8)	–	(8)
Allowance for losses on receivables at end of period	$86	$128	$214

Allowance as a percentage of total receivables	2.1%		5.1%

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our President and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 22, 2008

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

April 23, 2008	/s/ RUSSELL A. EVANS
Russell A. Evans
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 23, 2008	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)