Form 10-Q
period 2008-06-30
BOEING CAPITAL CORP
filed 2008-07-23
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 22, 2008: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$815	$463
Receivables:
Finance leases	2,206	2,273
Notes and other	660	714
	2,866	2,987
Allowance for losses on receivables	(61)	(74)
	2,805	2,913
Accounts with Boeing	54	–
Equipment under operating leases, net	3,127	3,315
Investments	7	144
Assets held for sale or re-lease, net	216	86
Other assets	68	123
	$7,092	$7,044

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$82	$95
Other liabilities	352	340
Accounts with Boeing	–	23
Deferred income taxes	1,483	1,394
Debt	4,311	4,327
	6,228	6,179
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	861	861
Accumulated other comprehensive loss, net of tax	(2)	(1)
Retained earnings	–	–
	864	865
	$7,092	$7,044

See Notes to Condensed Consolidated Financial Statements.

1`

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
REVENUE
Finance lease income	$43	$46	$85	$92
Interest income on notes receivable	14	37	28	73
Operating lease income	116	113	235	230
Investment income	–	6	2	12
Other income	6	7	14	15
	179	209	364	422
EXPENSES
Interest expense	57	76	119	155
Depreciation expense	56	54	112	108
Provision for (recovery of) losses	4	(10)	(2)	(18)
Operating expenses	13	16	24	29
Asset impairment expense	–	2	–	2
Other expense	4	1	5	3
	134	139	258	279
Income from continuing operations before provision for income tax	45	70	106	143
Provision for income tax	16	26	39	53
Income from continuing operations	29	44	67	90
Net gain on disposal of discontinued operations, net of tax	1	1	6	5
Net income	$30	$45	$73	$95

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	4	–	4	–	–
Cash dividends to Boeing (including return of capital)	(264)	–	(169)	–	(95)
Net income	95	–	–	–	95	$95
Unrealized loss on investments, net of tax	(3)	–	–	(3)	–	(3)
Balance at June 30, 2007	$945	$5	$936	$4	$–	$92

Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(74)	–	(1)	–	(73)
Net income	73	–	–	–	73	$73
Reclassification adjustment for gain on investment realized, net of tax	(1)	–	–	(1)	–	(1)
Balance at June 30, 2008	$864	$5	$861	$(2)	$–	$72

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2008	2007
OPERATING ACTIVITIES
Net income	$73	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	110	105
Recovery of losses	(2)	(18)
Asset impairment expense	–	2
Share-based plans expense	1	4
Other non-cash adjustments related to discontinued operations, net of tax	(6)	(5)
Change in deferred income taxes	88	35
Change in assets and liabilities:
Other assets	26	2
Accrued interest and rents	3	11
Accounts payable and accrued expenses	(13)	(25)
Other liabilities	23	(11)
Accounts with Boeing	(80)	22
Net cash provided by operating activities	223	217
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	135	–
Payment for capitalizable costs in process	(16)	(21)
Proceeds from disposition of equipment and receivables	19	17
Principal payments of leases, notes and other receivables	92	917
Origination of leases, notes and other receivables	–	(20)
Net cash provided by investing activities	230	893
FINANCING ACTIVITIES
Repayment of debt	(27)	(832)
Payment of cash dividends (including return of capital)	(74)	(264)
Net cash used in financing activities	(101)	(1,096)
Net increase in cash and cash equivalents	352	14
Cash and cash equivalents at beginning of year	463	589
Cash and cash equivalents at end of period	$815	$603

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$133	$(137)

Net transfer from notes receivable	$–	$(1)

Net transfer to (from) equipment under operating leases	$(78)	$138

Transfer from other assets	$(55)	$–

(Increase) decrease in debt due to fair value hedge derivatives	$(12)	$12

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

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

At June 30, 2008, we were the beneficiary under $2,172 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,875.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	June 30, 2008		December 31, 2007
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,724	$2,310	$1,756	$2,356
Out of production twin-aisle aircraft	208	280	267	348
Out of production single-aisle aircraft	188	188	195	195
Other, including other Boeing aircraft	52	97	54	98
	$2,172	$2,875	$2,272	$2,997

At June 30, 2008 and December 31, 2007, Accounts with Boeing included $97 and $103 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2008	2007
Applied to income	$23	$35
Net change in deferred revenue	(6)	(18)
Guarantees receivable from Boeing	–	(15)
Net cash received under intercompany guarantee and subsidy agreements	$17	$2

For the six months ended June 30, 2008 and 2007, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $17 and $18.

For the six months ended June 30, 2008 and 2007, we recorded new business volume of $33 and $20 related to aircraft and equipment recently manufactured by Boeing.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the six months ended June 30:

	2008	2007
Allowance for losses on receivables at beginning of period	$74	$102
Recovery of losses	(2)	(18)
Write-offs	(11)	(8)
Recovery of write-offs	–	6
Allowance for losses on receivables at end of period	$61	$82

Allowance as a percentage of total receivables	2.1%	2.5%

The carrying value of impaired receivables consisted of the following:

	June 30, 2008	December 31, 2007
Impaired receivables with specific impairment allowance	$14	$39
Impaired receivables with no specific allowance	174	197
Carrying value of impaired receivables	$188	$236

At June 30, 2008 and December 31, 2007, allowance for losses on impaired receivables was $7 and $13.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	June 30, 2008	December 31, 2007
Assets placed on non-accrual status:
Receivables	$6	$59
Equipment under operating leases, net (1)	31	184
	37	243
Assets held for sale or re-lease, net	170	–
	$207	$243

Percent of non-performing receivables to total receivables	0.2%	2.0%
Percent of total non-performing assets to total portfolio	3.3%	3.7%

(1)

At June 30, 2008, equipment under operating leases with Midwest Airlines was $578, related to 25 717 aircraft. This amount is not included in non-performing assets due to intercompany guarantees provided by Boeing.

For the portfolio assets that were non-performing as of the six months ended June 30, 2008 and 2007, we recorded income of $5 and $8 based on cash received of $6 and $14.

Note 4 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at June 30, 2008)	June 30, 2008	December 31, 2007
3.60% - 7.58% fixed rate notes due through 2017	$4,048	$4,050
3.88% - 4.01% floating rate notes due through 2023	119	120
3.56% - 5.79% non-recourse notes due through 2013	69	71
3.00% capital lease obligation due through 2015	75	86
	$4,311	$4,327

At June 30, 2008, and December 31, 2007, we had interest rate swaps which effectively convert debt of $1,125 and $1,507 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate. During the second quarter of 2008 we terminated $375 of interest rate swaps that were used to convert debt from fixed rate to floating rate to improve alignment between fixed and floating rate assets and liabilities.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At June 30, 2008, we were in compliance with these covenants.

Note 5 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of June 30, 2008, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

Commitments

At June 30, 2008, we and Boeing had unfunded financing commitments of $9,200, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of June 30, 2008) is as follows:

Total
July through December 2008	$650
2009	1,400
2010	1,900
2011	450
2012	700
Thereafter	4,100
$9,200

Note 6 – Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157) for our assets and liabilities shown in the table below. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements.

Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), permits adoption of SFAS No. 157 to be deferred for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. At June 30, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

	June 30, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt investments:
Enhanced Equipment Trust Certificate (EETC)	$6	$–	$6	$–
Derivatives	21	–	21	–
Total	$27	$–	$27	$–

Liabilities
Derivatives	$(1)	$–	$(1)	$–
Total	$(1)	$–	$(1)	$–

The EETC is valued based on trading prices of similar instruments. Our derivatives consist of United States dollar denominated interest rate swaps, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

Certain assets are measured at fair value on a non-recurring basis. For the six months ended June 30, 2008, impaired receivables with a carrying amount of $14 were written down to their fair value of $7, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,489	24.0%	$1,518	23.2%
American	587	9.4	618	9.5
Midwest	578	9.3	591	9.0
Hawaiian	419	6.7	422	6.5
Continental	389	6.3	403	6.2
	$3,462	55.7%	$3,552	54.4%

For the six months ended June 30, 2008 and 2007, AirTran Holdings, Inc. accounted for 18% and 15% of our revenue.

Portfolio carrying values were represented in the following regions:

	June 30, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,400	70.8%	$4,687	71.7%
Europe	1,075	17.3	1,050	16.1
Asia/Australia	403	6.5	425	6.5
Latin America	269	4.3	298	4.6
Other	69	1.1	72	1.1
	$6,216	100.0%	$6,532	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	June 30, 2008	December 31, 2007
717	$2,416	$2,464
757	1,030	1,067
767	585	611
MD-11(1)	577	540
737	508	542
747	401	419
MD-80	319	343
777	89	96
Other (2)	291	450
	$6,216	$6,532

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	June 30, 2008	December 31, 2007
2003 and newer	28.5%	28.7%
1998 - 2002	47.1	47.3
1993 - 1997	13.7	13.0
1992 and older	10.7	11.0
	100.0%	100.0%

Note 8 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At June 30, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $228, for which we have accrued a liability of $53.

The reserve under the loss sharing arrangement, which is included in Other liabilities was as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Reserve at beginning of period	$59	$78
Reduction in reserve	(10)	(9)
Payments received from GECC	4	2
Reserve at end of period	$53	$71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of shareholder’s equity and comprehensive income, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

July 22, 2008

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Our actual results and future trends may differ materially depending on a variety of factors, including:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, credit ratings, the liquidity of the global financial markets, responses to increasing environmental concerns, as well as events such as war, terrorist attacks, a serious health epidemic, and fuel prices increasing or remaining at high levels;

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

Overview

During the six months ended June 30, 2008, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

During the first six months of 2008, rising fuel prices have severely impacted United States (U.S.) airlines, a number of which represent the majority of our portfolio. Several airlines have announced plans to reduce the size of their operating fleet, and a number of airlines have entered bankruptcy proceedings. The credit ratings of most major U.S. airlines have been placed on negative watch by credit agencies. Our results of operations, which included the impact of intercompany guarantees, were not significantly impacted by these factors during the six months ended June 30, 2008. Continued problems in the airline industry could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and our future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased other expenses consisting of redeployment costs. We are continuing to monitor the environment and the potential impacts to our business.

At June 30, 2008, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, investments and assets held for sale or re-lease. At June 30, 2008, we owned 291 commercial aircraft and four C-40 aircraft and had partial ownership or security interest in an additional 44 aircraft.

Our portfolio at June 30, 2008 decreased to $6.2 billion from $6.5 billion at December 31, 2007. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2008	Year Ended December 31, 2007
New business volume	$36	$24
Write-offs	(11)	(2)
Transfer of assets	18	(53)
Asset impairment	–	(33)
Asset run off and prepayments	(229)	(1,126)
Asset dispositions	(19)	(104)
Depreciation and amortization expense	(111)	(208)
Net change in portfolio balance	$(316)	$(1,502)

At June 30, 2008 and December 31, 2007, we had $216 million and $86 million of assets that were held for sale or re-lease, of which $46 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of four aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008. Additionally, aircraft subject to leases with a carrying value of approximately $412 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $299 million were committed at June 30, 2008.

Our net income was $73 million for the six months ended June 30, 2008 compared with $95 million for the same period in 2007, a decrease of $22 million. The decrease in our net income was primarily due to lower interest income on notes receivable and lower investment income partially offset by lower interest expense during the first six months of 2008.

Consolidated Results of Operations

Revenue

Revenue was $364 million for the six months ended June 30, 2008 compared with $422 million for the same period in 2007, a decrease of $58 million.

Interest income on notes receivable was $28 million for the six months ended June 30, 2008, a decrease of $45 million compared with the same period in 2007 primarily due to a decrease in the notes receivable balance as a result of the prepayment of certain notes in 2007.

Investment income was $2 million for the six months ended June 30, 2008, a decrease of $10 million compared with the same period in 2007 primarily due to a lower investment balance as a result of the scheduled repayment of an investment in January 2008.

Expenses

Expenses were $258 million for the six months ended June 30, 2008 compared with $279 million for the same period in 2007, a decrease of $21 million.

Interest expense was $119 million for the six months ended June 30, 2008, a decrease of $36 million compared with the same period in 2007 due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 5.5% in 2008 from 6.0% in 2007.

The recovery of losses was $2 million for the six months ended June 30, 2008, compared with a recovery of losses of $18 million for the same period in 2007. During the first six months of 2007 and 2008, the impact of finance leases and notes receivable run off exceeded the impact of declines in aircraft collateral values, thus resulting in a recovery of losses. Potential future declines in aircraft valuations in excess of portfolio run off, or declines in the credit ratings of our airline customers could result in an increased provision for losses in the second half of 2008.

Provision for income tax

Provision for income tax was $39 million for the six months ended June 30, 2008, a decrease of $14 million compared with the same period in 2007, primarily due to a decrease in pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $815 million at June 30, 2008, an increase from $463 million at December 31, 2007. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2008	2007
Net cash provided by operating activities	$223	$217
Net cash provided by investing activities	230	893
Net cash used in financing activities	(101)	(1,096)
Net increase in cash and cash equivalents	$352	$14

Operating activities

During the six months ended June 30, 2008, net cash provided by operating activities included net income from operations of $73 million. We had net adjustments for non-cash items of $191 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in cash of $41 million due to changes in assets and liabilities.

During the six months ended June 30, 2007, net cash provided by operating activities included net income from operations of $95 million. We had net adjustments for non-cash items of $123 million which primarily related to depreciation expense. We also had a net decrease in cash of $1 million due to changes in assets and liabilities.

Investing activities

During the six months ended June 30, 2008, net cash provided by investing activities primarily included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $92 million.

During the six months ended June 30, 2007, net cash provided by investing activities included $917 million relating to customer prepayments of certain notes receivable and asset run off.

Financing activities

During the six months ended June 30, 2008, net cash used for financing activities included scheduled debt repayments of $27 million and cash dividends (including return of capital) to Boeing of $74 million.

During the six months ended June 30, 2007, net cash used for financing activities included scheduled debt repayments of $832 million and cash dividends (including return of capital) to Boeing of $264 million.

Outstanding debt at June 30, 2008 and December 31, 2007 was $4.3 billion and $4.3 billion, of which $886 million will be due in the next 12 months. During the six months ended June 30, 2008, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at June 30, 2008 and December 31, 2007 was 5.0-to-1.

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

Risks that could affect our sources of liquidity include among others:

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	further disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

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

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the six months ended June 30, 2008 and 2007. Column 3 presents this information, calculated in accordance with our accounting policies, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2008	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$74	$121	$195
Provision for (recovery of losses)	(2)	82	80
Write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$61	$203	$264

Allowance as a percentage of total receivables	2.1%		9.2%

2007
Allowance for losses on receivables at beginning of period	$102	$152	$254
Recovery of losses	(18)	(24)	(42)
Write-offs	(8)	8	–
Recovery of write-offs	6	(6)	–
Allowance for losses on receivables at end of period	$82	$130	$212

Allowance as a percentage of total receivables	2.5%		6.3%

For the six months ended June 30, 2008, the provision for losses in Column 3 included $85 million related to changes in U.S. airline customer credit ratings.

Item 4T. Controls and Procedures

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

Boeing Capital Corporation

July 23, 2008	/s/ KEVIN R. MILLISON
Kevin R. Millison
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 23, 2008	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)