Form 10-Q
period 2008-09-30
BOEING CAPITAL CORP
filed 2008-10-22
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                         ☐  Yes    ☒  No

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 22, 2008: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$261	$463
Receivables:
Finance leases	2,165	2,273
Notes and other	643	714
	2,808	2,987
Allowance for losses on receivables	(58)	(74)
	2,750	2,913
Accounts with Boeing	92	–
Equipment under operating leases, net	2,915	3,315
Investments	8	144
Assets held for sale or re-lease, net	332	86
Other assets	65	123
	$6,423	$7,044

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$45	$95
Other liabilities	354	340
Accounts with Boeing	–	23
Deferred income taxes	1,521	1,394
Debt	3,749	4,327
	5,669	6,179
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	750	861
Accumulated other comprehensive loss, net of tax	(1)	(1)
Retained earnings	–	–
	754	865
	$6,423	$7,044

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
REVENUE
Finance lease income	$40	$42	$125	$134
Interest income on notes receivable	13	18	41	91
Operating lease income	112	121	347	351
Investment income	1	5	3	17
Other income	5	11	19	26
	171	197	535	619
EXPENSES
Interest expense	54	72	173	227
Depreciation expense	55	54	167	162
Recovery of losses	(3)	(4)	(5)	(22)
Operating expenses	14	13	38	42
Asset impairment expense	7	–	7	2
Other expense	7	1	12	4
	134	136	392	415
Income from continuing operations before provision for income tax	37	61	143	204
Provision for income tax	14	23	53	76
Income from continuing operations	23	38	90	128
Net gain on disposal of discontinued operations, net of tax	11	5	17	10
Net income	$34	$43	$107	$138

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2007	$1,113	$5	$1,101	$7	$–
Non-cash capital contributions from Boeing	4	–	4	–	–
Cash dividends to Boeing (including return of capital)	(316)	–	(178)	–	(138)
Net income	138	–	–	–	138	$138
Unrealized loss on derivative instruments, net of tax	(2)	–	–	(2)	–	(2)
Unrealized loss on investments, net of tax	(4)	–	–	(4)	–	(4)
Balance at September 30, 2007	$933	$5	$927	$1	$–	$132

Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(220)	–	(113)	–	(107)
Net income	107	–	–	–	107	$107
Reclassification adjustment for gain on investment realized, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(1)			(1)		(1)
Balance at September 30, 2008	$754	$5	$750	$(1)	$–	$107

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2008	2007
OPERATING ACTIVITIES
Net income	$107	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	163	157
Recovery of losses	(5)	(22)
Asset impairment expense	7	2
Share-based plans expense	2	4
Other non-cash adjustments related to discontinued operations, net of tax	(17)	(10)
Change in deferred income taxes	128	75
Change in assets and liabilities:
Other assets	36	22
Accrued interest and rents	7	12
Accounts payable and accrued expenses	(50)	(66)
Other liabilities	43	7
Accounts with Boeing	(126)	(18)
Net cash provided by operating activities	295	301
INVESTING ACTIVITIES
Purchase of investment	(1)	–
Proceeds from available-for-sale investments	135	–
Payment for capitalizable costs in process	(21)	(22)
Proceeds from disposition of equipment and receivables	69	19
Principal payments of leases, notes and other receivables	130	1,036
Origination of leases, notes and other receivables	–	(20)
Net cash provided by investing activities	312	1,013
FINANCING ACTIVITIES
Repayment of debt	(589)	(937)
Payment of cash dividends (including return of capital)	(220)	(316)
Net cash used in financing activities	(809)	(1,253)
Net increase (decrease) in cash and cash equivalents	(202)	61
Cash and cash equivalents at beginning of year	463	589
Cash and cash equivalents at end of period	$261	$650

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$254	$(133)

Net transfer from notes receivable	$–	$(1)

Net transfer to (from) equipment under operating leases	$(179)	$128

Net transfer to (from) finance leases	$(20)	$6

Transfer from other assets	$(55)	$–

Increase in debt due to fair value hedge derivatives	$(14)	$(16)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

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

At September 30, 2008, we were the beneficiary under $2,127 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,816.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2008		December 31, 2007
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,708	$2,288	$1,756	$2,356
Out of production single-aisle aircraft	185	185	195	195
Out of production twin-aisle aircraft	183	248	267	348
Other, including other Boeing aircraft	51	95	54	98
	$2,127	$2,816	$2,272	$2,997

At September 30, 2008 and December 31, 2007, Accounts with Boeing included a liability of $91 and $103 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2008	2007
Applied to income	$41	$48
Net change in deferred revenue	(12)	(30)
Guarantees receivable from Boeing	–	(16)
Net cash received under intercompany guarantee and subsidy agreements	$29	$2

For the nine months ended September 30, 2008 and 2007, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $25 and $27. During the third quarter of 2008 we sold two C-40 aircraft to Boeing at their lease expiration for $48.

For the nine months ended September 30, 2008 and 2007, we recorded new business volume of $50 and $20 related to aircraft and equipment recently manufactured by Boeing.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the nine months ended September 30:

	2008	2007
Allowance for losses on receivables at beginning of period	$74	$102
Recovery of losses	(5)	(22)
Write-offs	(11)	(8)
Recovery of write-offs	–	6
Allowance for losses on receivables at end of period	$58	$78

Allowance as a percentage of total receivables	2.1%	2.4%

The carrying value of impaired receivables consisted of the following:

	September 30, 2008	December 31, 2007
Impaired receivables with specific impairment allowance	$13	$39
Impaired receivables with no specific allowance	170	197
Carrying value of impaired receivables	$183	$236

At September 30, 2008 and December 31, 2007, allowance for losses on impaired receivables was $5 and $13.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	September 30, 2008	December 31, 2007
Assets placed on non-accrual status:
Receivables	$5	$59
Equipment under operating leases, net (1)	40	184
	45	243
Assets held for sale or re-lease, net (1)	188	–
	$233	$243

Percent of non-performing receivables to total receivables	0.2%	2.0%
Percent of total non-performing assets to total portfolio	3.8%	3.7%

(1)

At September 30, 2008, equipment under operating leases with Midwest Airlines of $478 and assets held for sale or re-lease of $94 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

Note 4 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at September 30, 2008)	September 30, 2008	December 31, 2007
3.60% - 7.58% fixed rate notes due through 2017	$3,490	$4,050
3.96% - 4.05% floating rate notes due through 2023	120	120
3.59% - 5.79% non-recourse notes due through 2013	67	71
3.12% capital lease obligation due through 2015	72	86
	$3,749	$4,327

At September 30, 2008, and December 31, 2007, we had interest rate swaps which effectively convert debt of $725 and $1,507 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate. During the nine months ended September 30, 2008 we terminated $375 of interest rate swaps that were used to convert debt from fixed rate to floating rate to improve alignment between fixed and floating rate assets and liabilities and an additional $407 was retired through scheduled debt maturities.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2008, we were in compliance with these covenants.

Note 5 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of September 30, 2008, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

In September 2008, we agreed to a restructuring of lease terms with Midwest Airlines (Midwest), which includes a requirement for Midwest to return 16 717 aircraft commencing in September 2008 and to be completed by the end of 2008. We are pursuing remarketing options for the aircraft returned to date and expected to be returned in the future. As a result of guarantees from Boeing that limit our risk of loss for non-payment by Midwest under our existing leases, we do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Commitments

At September 30, 2008, we and Boeing had unfunded financing commitments of $9,500, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of September 30, 2008) is as follows:

Total (1)
October through December 2008	$550
2009	1,800
2010	1,900
2011	450
2012	700
Thereafter	4,100
$9,500

(1)

Does not reflect the impact of the IAM (International Association of Machinists and Aerospace Workers) employees strike announced in September 2008, which will likely delay funding of certain of these commitments.

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

	September 30, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt investments:
Enhanced Equipment Trust Certificate (EETC)	$6	$–	$6	$–
Derivatives	22	–	22	–
Total	$28	$–	$28	$–

Liabilities
Derivatives	$(1)	$–	$(1)	$–
Total	$(1)	$–	$(1)	$–

The EETC is valued based on trading prices of similar instruments. Our derivatives consist of United States dollar denominated interest rate swaps, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

Certain assets are measured at fair value on a non-recurring basis. For the nine months ended September 30, 2008, impaired receivables with a carrying amount of $13 were written down to their fair value of $8, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

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

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,462	24.1%	$1,518	23.2%
American	575	9.5	618	9.5
Midwest	478	7.9	591	9.0
Hawaiian	428	7.1	422	6.5
Continental	381	6.3	403	6.2
	$3,324	54.9%	$3,552	54.4%

For the nine months ended September 30, 2008 and 2007, AirTran Holdings, Inc. accounted for 18% and 16% of our revenue.

Portfolio carrying values were represented in the following regions:

	September 30, 2008		December 31, 2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,314	71.1%	$4,687	71.7%
Europe	1,075	17.7	1,050	16.1
Asia/Australia	392	6.6	425	6.5
Latin America	214	3.5	298	4.6
Other	68	1.1	72	1.1
	$6,063	100.0%	$6,532	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2008	December 31, 2007
717	$2,392	$2,464
757	1,009	1,067
767	576	611
MD-11 (1)	568	540
737	476	542
747	392	419
MD-80	325	343
777	87	96
Other (2)	238	450
	$6,063	$6,532

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	September 30, 2008	December 31, 2007
2003 and newer	28.8%	28.7%
1998 - 2002	46.9	47.3
1993 - 1997	13.8	13.0
1992 and older	10.5	11.0
	100.0%	100.0%

Note 8 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At September 30, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $232, for which we have accrued a liability of $39.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the nine months ended September 30:

	2008	2007
Reserve at beginning of period	$59	$78
Reduction in reserve	(28)	(15)
Payments received from GECC	8	4
Reserve at end of period	$39	$67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and of shareholder’s equity and comprehensive income, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

October 21, 2008

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Our actual results and future trends may differ materially depending on a variety of factors, including:

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

Overview

During the nine months ended September 30, 2008, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

During the first nine months of 2008, many airlines announced plans to reduce the size of their operating fleet, and a number of airlines entered bankruptcy proceedings. The credit ratings of most major U.S. airlines have been placed on negative watch or have been downgraded by credit rating agencies. High fuel prices have severely impacted U.S. airlines, which represent the majority of our portfolio. Our results of operations, which included the impact of intercompany guarantees, were not significantly impacted by these factors during the nine months ended September 30, 2008. Continued problems in the airline industry, a weakening global economic environment and capital market disruptions could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and our future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased other expenses consisting of redeployment costs. Those conditions could also cause us to increase the amount of financing we provide to Boeing’s customers. We are continuing to monitor the environment and the potential impacts to our business.

At September 30, 2008, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, investments and assets held for sale or re-lease. At September 30, 2008, we owned 287 commercial aircraft and two C-40 aircraft and had partial ownership or security interest in an additional 44 aircraft.

Our portfolio at September 30, 2008 decreased to $6.1 billion from $6.5 billion at December 31, 2007. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
New business volume	$37	$24
Write-offs	(11)	(2)
Transfer of assets	17	(53)
Asset impairment	(7)	(33)
Asset run off and prepayments	(270)	(1,126)
Asset dispositions	(69)	(104)
Depreciation and amortization expense	(166)	(208)
Net change in portfolio balance	$(469)	$(1,502)

At September 30, 2008 and December 31, 2007, we had $332 million and $86 million of assets that were held for sale or re-lease, of which $51 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of four 757 aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008 and the return of four 717 aircraft previously leased to Midwest Airlines. Additionally, aircraft subject to leases with a carrying value of approximately $566 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $234 million were committed at September 30, 2008.

Our net income was $107 million for the nine months ended September 30, 2008 compared with $138 million for the same period in 2007, a decrease of $31 million.

Consolidated Results of Operations

Revenue

Revenue was $535 million for the nine months ended September 30, 2008 compared with $619 million for the same period in 2007, a decrease of $84 million.

Finance lease income was $125 million for the nine months ended September 30, 2008, a decrease of $9 million compared with the same period in 2007 partially due to a decrease in the weighted average balance of finance leases as a result of normal run-off and asset dispositions.

Interest income on notes receivable was $41 million for the nine months ended September 30, 2008, a decrease of $50 million compared with the same period in 2007 primarily due to a decrease in the notes receivable balance as a result of the prepayment of certain notes in 2007.

Operating lease income was $347 million for the nine months ended September 30, 2008, a decrease of $4 million compared with the same period in 2007 primarily due to a decrease in the weighted average balance of equipment under operating leases due to the return of aircraft and reclassification to assets held for sale or re-lease in 2008.

Investment income was $3 million for the nine months ended September 30, 2008, a decrease of $14 million compared with the same period in 2007 primarily due to a lower investment balance as a result of the scheduled repayment of an investment in January 2008.

Expenses

Expenses were $392 million for the nine months ended September 30, 2008 compared with $415 million for the same period in 2007, a decrease of $23 million.

Interest expense was $173 million for the nine months ended September 30, 2008, a decrease of $54 million compared with the same period in 2007 due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 5.4% in 2008 from 6.0% in 2007.

The recovery of losses was $5 million for the nine months ended September 30, 2008, compared with a recovery of losses of $22 million for the same period in 2007. During the first nine months of 2007 and 2008, the impact of finance leases and notes receivable run off exceeded the impact of declines in aircraft collateral values, thus resulting in a recovery of losses. Potential future declines in aircraft valuations in excess of portfolio run off, or declines in the credit ratings of our airline customers could result in an increased provision for losses in the fourth quarter of 2008.

Asset impairment expense was $7 million for the nine months ended September 30, 2008, an increase of $5 million compared with the same period in 2007 primarily due to reduced projected cash flows for certain aircraft. Future asset impairment expense may increase based on declines in aircraft collateral values and/or declines in future market lease rental rates.

Other expense was $12 million for the nine months ended September 31, 2008, an increase of $8 million compared with the same period in 2007 primarily due to higher aircraft delivery, maintenance and modification expense.

Provision for income tax

Provision for income tax was $53 million for the nine months ended September 30, 2008, a decrease of $23 million compared with the same period in 2007, primarily due to a decrease in pre-tax income.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operations, net of tax, was $17 million for the nine months ended September 30, 2008 due to a reduction in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $261 million at September 30, 2008, a decrease from $463 million at December 31, 2007. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2008	2007
Net cash provided by operating activities	$295	$301
Net cash provided by investing activities	312	1,013
Net cash used in financing activities	(809)	(1,253)
Net increase (decrease) in cash and cash equivalents	$(202)	$61

Operating activities

During the nine months ended September 30, 2008, net cash provided by operating activities included net income from operations of $107 million. We had net adjustments for non-cash items of $278 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in cash of $90 million due to changes in assets and liabilities.

During the nine months ended September 30, 2007, net cash provided by operating activities included net income from operations of $138 million. We had net adjustments for non-cash items of $206 million which primarily related to depreciation expense and deferred income taxes. We also had a net decrease in cash of $43 million due to changes in assets and liabilities.

Investing activities

During the nine months ended September 30, 2008, net cash provided by investing activities primarily included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $130 million.

During the nine months ended September 30, 2007, net cash provided by investing activities included $1.0 billion relating to customer prepayments of certain notes receivable and asset run off.

Financing activities

During the nine months ended September 30, 2008, net cash used for financing activities included scheduled debt repayments of $589 million and cash dividends (including return of capital) to Boeing of $220 million.

During the nine months ended September 30, 2007, net cash used for financing activities included scheduled debt repayments of $937 million and cash dividends (including return of capital) to Boeing of $316 million.

Outstanding debt at September 30, 2008 and December 31, 2007 was $3.7 billion and $4.3 billion, of which $361 million will be due in the next 12 months. During the nine months ended September 30, 2008, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at September 30, 2008 and December 31, 2007 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. In the near term, we believe that our cash from operations and other receipts from our portfolio, which may include asset sales and securitizations, will be sufficient to satisfy existing commitments and plans. To the extent we require financial flexibility to meet potential business funding requirements we would expect to meet those requirements by issuing commercial paper and other debt, obtaining funding from Boeing or limiting new business volume. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or under Boeing’s credit facilities will not be impacted by the ongoing capital market disruptions.

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

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the nine months ended September 30, 2008 and 2007. Column 3 presents this information, calculated in accordance with our accounting policies, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2008	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$74	$121	$195
Provision for (recovery of) losses	(5)	80	75
Write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$58	$201	$259

Allowance as a percentage of total receivables	2.1%		9.2%

2007
Allowance for losses on receivables at beginning of period	$102	$152	$254
Recovery of losses	(22)	(30)	(52)
Write-offs	(8)	8	–
Recovery of write-offs	6	(6)	–
Allowance for losses on receivables at end of period	$78	$124	$202

Allowance as a percentage of total receivables	2.4%		6.3%

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

Changes in Internal Control over Financial Reporting

In July 2008, we implemented new systems as part of Boeing’s migration strategy to a single, enterprise-wide use of a general ledger system. These changes were made as part of an ongoing process improvement initiative to strengthen the overall design effectiveness and operating efficiency of our financial reporting controls and are not in response to an identified internal control deficiency. There were no other changes during the third quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Boeing Capital Corporation

October 22, 2008	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 22, 2008	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)