Form 10-K
period 2008-12-31
BOEING CAPITAL CORP
filed 2009-02-09
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-10795

BOEING CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2564584
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

500 Naches Ave. SW, 3rd Floor • Renton, Washington 98057
(Address of principal executive offices)	(Zip Code)

(425) 965-4000

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at January 30, 2009: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Our actual results and future trends may differ materially depending on a variety of factors, including the following:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, credit ratings, increases in fuel related costs, the liquidity of the global financial markets, responses to increasing environmental concerns, as well as events such as war, terrorist attacks or a serious health epidemic,

–	the impact of bankruptcies or restructurings on commercial airline customers,

–	the impact of changes in aircraft valuations,

–	the sufficiency of our liquidity, including access to capital markets,

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the amount of financing necessary to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing and the ending of production of certain aircraft programs,

–	the market acceptance of Boeing products,

–	a decline in Boeing’s or our financial performance, outlook or credit ratings,

–	the extent to which we are called upon to fund Boeing’s and our outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements,

–	reduced lease rates as a result of competition in the used aircraft market, or the inability to maintain aircraft on lease at satisfactory lease rates,

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business,

–	the adequacy of coverage of our allowance for losses on receivables,

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities and fluctuations in our portfolio size, and

–	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

At December 31, 2008, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease, and investments. At December 31, 2008, our portfolio totaled $6.0 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2008, we owned 288 commercial aircraft, two C-40 aircraft and had partial ownership or security interests in an additional 43 aircraft.

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

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2008, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $2.1 billion related to portfolio assets totaling $2.8 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2008.

COMPETITIVE CONDITIONS

The Boeing products we finance are influenced by the aerospace and financial markets and general economic conditions. The financing solutions we develop are part of overall sales campaigns and can be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns we compete with other aerospace and defense companies also offering in-house customer financing. Some customers periodically require a financing commitment prior to ordering aircraft. Third party financiers are often unwilling to offer financing when orders are made since there may be a delay of several years between order and delivery. Therefore, we may provide a financing commitment when products are ordered and subsequently assist our customers in obtaining alternative financing from third parties.

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

EMPLOYEES

At December 31, 2008, we had 160 employees, compared with 171 at December 31, 2007. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations and timing of filling open positions. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of January 30, 2009, we had 161 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. The information contained on or connected to Boeing’s web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed by the Company with the SEC. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q are available free of charge through Boeing’s website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings, including any amendments, and our Current Reports on Form 8-K may be obtained at the SEC’s public reference room at 100 F Street N.E. Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If terrorist attacks, a serious health epidemic, significant regulatory actions in response to environmental concerns, increases in fuel related costs or other exogenous events were to occur, a material adverse effect on the airline industry, increased requests for financing, significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings could result. If this were to occur, aircraft values or lease rates could decline. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

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

We periodically review our portfolio of equipment under operating leases for impairment. The cumulative undiscounted cash flows expected to result from the use and eventual disposition of these assets are greater than their carrying value, and therefore the assets are not impaired. However, the fair value of certain of these assets as measured at their expected sale price is less than their carrying value. Expected cash flows could be adversely affected by certain factors, including credit deterioration of a lessee, declines in future rental rates or by a change in our intention to hold or dispose of an asset. If, during our periodic reviews, we determine that the fair value of an asset is less than the carrying value and the revised expected undiscounted cash flows reflect an adverse change, we may recognize impairment charges, which could have a material adverse effect on our earnings and/or financial position.

We may be unable to maintain assets on lease at satisfactory lease rates.

Our profitability depends largely on our ability to maintain assets on lease at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to, an economic downturn causing reduced demand or oversupply in the markets in which the company operates and changes in customer preferences for aircraft types. For example, bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced lease rates. If aircraft lease rates fall or if a significant number of our aircraft were to remain idle for an extended period, there could be a material adverse effect on our earnings, cash flows and/or financial position.

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

We are an indirect wholly owned subsidiary and therefore subject to strategic decisions of Boeing and affected by Boeing’s performance.

We are fundamentally affected by our relationship with Boeing. As an indirect wholly owned subsidiary of Boeing we are subject to a wide range of possible strategic decisions which Boeing may make from time to time. Those strategic decisions could include the level and types of financing provided to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing, and the ending of certain aircraft programs. In addition, circumstances affecting Boeing can significantly affect us. For example, our debt ratings are closely tied to those of Boeing, and when rating agencies take actions regarding Boeing’s ratings, they may take the same actions with respect to our ratings. Significant changes in Boeing’s overall strategy or its relationship with us or material adverse changes in Boeing’s performance could have a material adverse effect on us.

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

–	our credit granting and financing activities,

–	the establishment of maximum interest rates,

–	financing transactions we enter into,

–	our collection, foreclosure, repossession and claims-handling procedures and other trade practices,

–	the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection, and

–	disclosure requirements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters, which is our main administrative and operational facility, is located in Renton, Washington, and is leased by Boeing. We also have offices in greater Los Angeles, California; Hong Kong, China; London, England; and Moscow, Russia.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2008 and 2007, we declared and paid dividends (including return of capital) totaling $254 million and $408 million to Boeing.

A covenant in our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2008, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004
New business volume (1)	$155	$24	$250	$601	$606

Statement of operations data:
Revenue	$703	$815	$1,025	$966	$959
Income from continuing operations	$102	$147	$185	$146	$121

Dividends to Boeing (including return of capital)	$254	$408	$344	$338	$705
Non-cash capital contributions from Boeing	$3	$5	$9	$17	$9

Balance sheet data:
Cash and cash equivalents	$305	$463	$589	$297	$642

Portfolio (2)	$6,023	$6,532	$8,034	$9,206	$9,680

Total assets	$6,378	$7,044	$8,584	$9,544	$10,320
Total debt	$3,652	$4,327	$5,590	$6,322	$7,024

Debt to equity ratio	5.0	5.0	5.0	5.0	5.0
Ratio of earnings to fixed charges (3)	1.7	1.8	1.8	1.6	1.5

(1)	New business volume equals funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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

Business Environment and Trends

For the world’s airlines, 2008 was a challenging year characterized by volatility of several key operational factors including oil prices, economic growth, exchange rates and financing terms. In the first half of the year, airlines focused on adapting to spiking oil prices which peaked close to $150/barrel in July. In the second half of 2008, the focus turned to the implications of the global credit crisis and recession as fuel prices fell below $40/barrel for the first time since 2004. Air traffic growth declined rapidly toward the end of the year as higher fares to cover sharply higher fuel costs earlier in the year and the economic slowdown reduced demand for air travel.

The impact to airline operations and profitability was dramatic. Globally, over 25 airlines entered bankruptcy, and airlines curtailed capacity growth by cutting unprofitable routes and flights, reducing utilization, and parking older generation airplanes. Following its first profitable year since 2000 in 2007, the airline industry fell back into losses in 2008, led by U.S. airlines. U.S. airlines were most exposed to the fuel price shock due to limited hedging and a weakening dollar, but as the demand environment deteriorated airlines in all regions faced lower profit outlooks by the end of 2008.

The near-term outlook is highly uncertain due to the volatility of key drivers such as economic growth and fuel prices. Near-term air traffic growth forecasts vary significantly but generally indicate minimal to negative growth in 2009. Early 2009 airline schedules show a 2%-3% decline in world capacity as airlines attempt to match capacity with air travel demand. Profitability forecasts for 2009 also range widely both at the global as well as regional levels. Airlines continue to cut non-fuel costs including distribution, labor and overhead, but significant uncertainty remains around fuel prices and revenues.

A substantial portion of our portfolio is concentrated among U.S. commercial airlines customers. Continued problems in the airline industry could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and BCC’s future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs.

The global credit crisis has affected the availability of credit generally. While there are still sources of financing available for aircraft deliveries, the amount of third party financing available has declined. We expect to finance some new deliveries of Boeing aircraft in 2009 and expect our portfolio size to increase. Once capital market conditions improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing for Boeing aircraft deliveries, although we can provide no assurance when that will occur.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (11.0% of current world fleet) were parked as of December 2008, including both in-production and out-of-production aircraft types, of which over 40% are not expected to return to service. In December 2007 and 2006, 8.2% and 9.9% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2008, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2008 decreased to $6.0 billion from $6.5 billion at December 31, 2007. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2008	2007
New business volume	$155	$24
Write-offs	(11)	(2)
Transfer of assets	–	(53)
Asset impairment	(35)	(33)
Asset run off and prepayments	(329)	(1,126)
Asset dispositions	(69)	(104)
Depreciation and amortization expense	(220)	(208)
Net change in portfolio balance	$(509)	$(1,502)

At December 31, 2008 and 2007, we had $685 million and $86 million of assets that were held for sale or re-lease, of which $305 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of 16 717 aircraft previously leased to Midwest Airlines and the return of four 757 aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008. Additionally, aircraft subject to leases with a carrying value of approximately $168 million are scheduled to be returned off lease in 2009. These aircraft are being remarketed or the leases are being extended and $64 million of these aircraft were committed at December 31, 2008.

Our net income was $120 million for 2008 compared with $163 million for 2007. For the years ended December 31, 2008 and 2007 our return on average assets calculated on Income from continuing operations was 1.5% and 1.9%.

Consolidated Results of Operations

Revenue

Revenue consists primarily of lease income from equipment under operating leases and interest from finance lease receivables and notes. Revenue was $703 million in 2008 compared with $815 million in 2007, a decrease of $112 million.

Finance lease income was $163 million in 2008, a decrease of $16 million compared with 2007 primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off and asset dispositions.

Interest income on notes receivable was $56 million in 2008, a decrease of $50 million compared with 2007 primarily due to a decrease in the notes receivable balance as a result of the prepayment of certain notes in 2007.

Operating lease income was $457 million in 2008, a decrease of $13 million compared with 2007, primarily due to a decrease in the weighted average balance of equipment under operating leases due to the return of aircraft and reclassification to assets held for sale or re-lease in 2008. Without the support from Boeing in the form of intercompany guarantees our operating lease income, which includes income applied to assets classified as held for re-lease, would have been $56 million and $55 million less than reported, for the years ended December 31, 2008 and 2007. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Investment income was $3 million in 2008, a decrease of $20 million compared with 2007 primarily due to a lower investment balance as a result of the scheduled repayment of an investment in January 2008.

Other income was $24 million in 2008, a decrease of $12 million compared with 2007 due to lower aircraft maintenance reserves taken into income from expired leases and lower short-term investment income as a result of a lower cash balance and lower market rates.

Expenses

Expenses consist of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses were $541 million in 2008 compared with $581 million in 2007, a decrease of $40 million.

Interest expense was $223 million in 2008, a decrease of $74 million compared with 2007 due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 5.4% from 6.0%.

The recovery of losses was $4 million for 2008, a decrease in recovery of $22 million compared with 2007. During 2008 and 2007, the impact of finance leases and notes receivable run off exceeded the impact of declines in aircraft collateral values, thus resulting in a recovery of losses.

Other expense was $17 million in 2008, an increase of $13 million compared with 2007 primarily due to higher aircraft delivery, maintenance and modification expenses.

Provision for income tax

Provision for income tax was $60 million in 2008, a decrease of $27 million compared with 2007, primarily due to a decrease in pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $305 million at December 31, 2008, a decrease from $463 million at December 31, 2007. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2008	2007
Net cash provided by operating activities	$549	$456
Net cash provided by investing activities	256	1,135
Net cash used in financing activities	(963)	(1,717)
Net decrease in cash and cash equivalents	$(158)	$(126)

Operating activities

During 2008, net cash provided by operating activities included net income from operations of $120 million. We had adjustments and non-cash items of $347 million, which primarily related to depreciation expense, deferred income taxes and asset impairment expense. We also had a net increase in cash due to changes in assets and liabilities of $82 million.

During 2007, net cash provided by operating activities included net income from operations of $163 million. We had adjustments and non-cash items of $247 million, which primarily related to depreciation expense and asset impairment expense. We also had a net increase in cash due to changes in assets and liabilities of $46 million.

Investing activities

During 2008, net cash provided by investing activities included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $178 million. We also had a decrease in cash of $90 million related to the origination of notes.

During 2007, net cash provided by investing activities included $1.1 billion relating to customer pre-payments of certain notes receivable and asset run off.

Financing activities

During 2008 and 2007, we made debt repayments of $709 million and $1.3 billion and paid dividends (including return of capital) of $254 million and $408 million.

Outstanding debt at December 31, 2008 and December 31, 2007 was $3.7 billion and $4.3 billion, of which $528 million will be due in 2009. During 2008 and 2007, we did not incur any new debt (except for a borrowing and repayment of $175 million from Boeing during the first half of 2007) and had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at December 31, 2008 and 2007 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. We strive to generally match the timing of our debt maturities with that of our scheduled asset payoffs. Over the last few years our cash from operations and other receipts from our portfolio, including asset sales, has been sufficient to satisfy maturing debt, limited new business volume and other cash needs.

We expect to meet potential increased funding requirements by issuing commercial paper, term debt, obtaining funding from Boeing or limiting discretionary new business volume. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or under Boeing’s credit facilities will not be materially impacted by disruptions in capital markets.

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

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 8.

Risks that could affect our sources of liquidity include among others,

–	a severe or prolonged downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	additional disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2008, as well as at each quarter end during the year, we were in compliance with these covenants.

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

On January 29, 2009, Standard & Poor’s confirmed Boeing’s A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission (SEC), including guarantor obligations and variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2008:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2009	2010- 2011	2012- 2013	2014- Thereafter
Debt (1)	$3,483	$519	$1,424	$1,510	$30
Capital lease obligations (1)	71	9	19	21	22
Interest (2)	581	199	287	91	4
Purchase obligations (3)	122	60	62	–	–
	$4,257	$787	$1,792	$1,622	$56

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2008 on floating rate debt.

(3)	Purchase obligations due in 2009 includes $5 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from future borrowings.

The following table summarizes our commercial commitments outstanding as well as an estimate of the timing in which we expect these commitments to mature at December 31, 2008:

Commercial Commitments

		Total Amounts Committed/ Maximum Amount of Loss
(Dollars in millions)	Total	2009	2010- 2011	2012- 2013	2014- Thereafter
Guarantor obligations (1)	$21	$–	$21	$–	$–
Financing commitments (2)	138	50	34	54	–
	$159	$50	$55	$54	$–

(1)	Primarily consists of residual value guarantees provided by us. For a discussion of our guarantor obligations, see Item 8. Financial Statements and Supplementary Data, Note 13.

(2)	Represents our commitments to provide leasing and other financing based on estimated earliest funding dates.

In addition to our financing commitments of $138 million at December 31, 2008, Boeing had unfunded financing commitments of $10.0 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates) is as follows:

Total
2009	$2,395
2010	1,774
2011	812
2012	317
2013	2,684
Thereafter	2,025
$10,007

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

Impairment Review for Equipment under Operating Leases and Held for Re-lease

We evaluate equipment under operating lease or assets held for re-lease for impairment annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flow from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less residual value guarantees, if applicable, over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $8 million for the year ended December 31, 2008.

Allowance for Losses on Receivables

The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on many qualitative and quantitative factors, including historical loss experience, collateral values, intercompany guarantees and results of individual credit and collectability reviews. The adequacy of the allowance is assessed quarterly.

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2008, the allowance would have decreased by $20 million or increased by $47 million. If the collateral values were 10% higher or lower at December 31, 2008, the allowance would have decreased by $19 million or increased by $30 million. If the cumulative default rates used for each rating category were increased or decreased by 1%, the allowance would have increased by $1 million or decreased by $1 million.

Lease Residual Values

Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. If the estimated residual values declined 5% at December 31, 2008, this would result in a future cumulative pre-tax earnings impact of $75 million recognized over the remaining depreciable periods, of which $7 million would be recognized in 2009.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the years ended December 31, 2008 and 2007. Column 3 presents this information, calculated in accordance with our accounting policy, (see Item 8. Financial Statements and Supplementary Data, Note 1) if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the impact of intercompany guarantees shown in column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2008	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$74	$121	$195
Provision for (recovery of) losses	(4)	88	84
Write-offs	(11)	1	(10)
Allowance for losses on receivables at end of year	$59	$210	$269

Allowance as a percentage of total receivables	2.1%		9.5%
2007
Allowance for losses on receivables at beginning of year	$102	$152	$254
Recovery of losses	(26)	(34)	(60)
Write-offs	(8)	9	1
Recovery of write-offs	6	(6)	–
Allowance for losses on receivables at end of year	$74	$121	$195

Allowance as a percentage of total receivables	2.5%		6.5%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A key function of a finance company is to manage market risk. One of our principal sources of market risk relates to interest rate changes. Exposure to this risk is managed by generally matching the profile of our liabilities with that of our assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. Interest rate derivatives are tools used to assist with this matching and are not used for speculative purposes. Matching is a dynamic process affected by changes in our assets that may require adjusting our liabilities and/or derivatives. In addition, we may from time to time be exposed to foreign exchange risk in which case we may use currency derivatives to manage that risk.

Every quarter we measure the estimated impact to the fair value of our assets, liabilities and derivatives that may result from potential changes in interest rates. Impacts to the net fair value of these items are calculated based on the amount and timing of projected cash flows. It is important to note that these measures are estimates that depend on the assumptions and parameters used in the related models. The sensitivity analysis conducted influences future asset, liability and derivative adjustments.

Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market interest rates at December 31, 2008, we estimate that the tax-adjusted net fair value of these items would have decreased by $1 million compared with a decrease of $12 million at December 31, 2007. The lower estimated impact at year-end 2008 is principally due to two factors taking place during the year: the reduced contractual remaining life of our assets and the adjustment of our derivatives portfolio.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 15 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 9, 2009

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2008	2007
ASSETS
Cash and cash equivalents	$305	$463
Receivables:
Finance leases	2,142	2,273
Notes and other	697	714
	2,839	2,987
Allowance for losses on receivables	(59)	(74)
	2,780	2,913
Equipment under operating leases, net	2,492	3,315
Investments	7	144
Assets held for sale or re-lease, net	685	86
Other assets	109	123
	$6,378	$7,044

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$78	$95
Other liabilities	385	340
Accounts with Boeing	11	23
Deferred income taxes	1,520	1,394
Debt	3,652	4,327
	5,646	6,179
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	730	861
Accumulated other comprehensive loss, net of tax	(3)	(1)
Retained earnings	–	–
	732	865
	$6,378	$7,044

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
REVENUE
Finance lease income	$163	$179	$190
Interest income on notes receivable	56	106	181
Operating lease income	457	470	498
Investment income	3	23	73
Net gain on disposal of assets	–	1	48
Other income	24	36	35
	703	815	1,025
EXPENSES
Interest expense	223	297	353
Depreciation expense	220	216	241
Provision for (recovery of) losses	(4)	(26)	8
Operating expenses	50	57	60
Asset impairment expense	35	33	53
Other expense	17	4	19
	541	581	734
Income from continuing operations before provision for income tax	162	234	291
Provision for income tax	60	87	106
Income from continuing operations	102	147	185
Net gain on disposal of discontinued operations, net of tax	18	16	9
Net income	$120	$163	$194

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2005	$1,256	$5	$1,242	$9	$–	$173
Non-cash capital contributions from Boeing	9	–	9	–	–
Cash dividends to Boeing (including return of capital)	(344)	–	(150)	–	(194)
Net income	194	–	–	–	194	$194
Reclassification adjustment for gain realized in net income, net of tax of $5	(9)	–	–	(9)	–	(9)
Unrealized gain on investments, net of tax of $(4)	7	–	–	7	–	7
Balance at December 31, 2006	$1,113	$5	$1,101	$7	$–	$192

Non-cash capital contributions from Boeing	5	–	5	–	–
Cash dividends to Boeing (including return of capital)	(408)	–	(245)	–	(163)
Net income	163	–	–	–	163	$163
Unrealized loss on derivative instruments, net of tax of $1	(2)	–	–	(2)	–	(2)
Unrealized loss on investments, net of tax of $3	(6)	–	–	(6)	–	(6)
Balance at December 31, 2007	$865	$5	$861	$(1)	$–	$155

Non-cash capital contributions from Boeing	3	–	3	–	–
Dividends to Boeing (including return of capital)	(254)	–	(134)	–	(120)
Net income	120	–	–	–	120	$120
Reclassification adjustment for gain realized on investments, net of tax of $1	1	–	–	1	–	1
Unrealized loss on derivative instruments, net of tax of $1	(1)			(1)		(1)
Unrealized loss on investments, net of tax of $1	(2)	–	–	(2)	–	(2)
Balance at December 31, 2008	$732	$5	$730	$(3)	$–	$118

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2008, 2007 and 2006.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$120	$163	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	215	208	240
Net gain on disposal of assets	–	(1)	(48)
Provision for (recovery of) losses	(4)	(26)	8
Net gain on investments and derivative instruments	(10)	–	(56)
Asset impairment expense	35	33	53
Share-based plans expense	3	5	9
Other non-cash adjustments related to discontinued operations, net of tax	(18)	(16)	(9)
Change in deferred income taxes	126	44	83
Change in assets and liabilities:
Other assets	32	5	2
Accrued interest and rents	16	17	31
Accounts payable and accrued expenses	(17)	(27)	(35)
Other liabilities	73	17	(3)
Accounts with Boeing	(22)	34	(106)
Other	–	–	(1)
Net cash provided by operating activities	549	456	362
INVESTING ACTIVITIES
Purchase of investment	(1)	–	–
Proceeds from available-for-sale investments	136	9	217
Purchase of equipment for operating leases	(10)	–	(92)
Payment for capitalizable costs in process	(26)	(46)	(35)
Proceeds from disposition of equipment and receivables	69	105	576
Principal payments of leases, notes and other receivables	178	1,087	441
Origination of leases, notes and other receivables	(90)	(20)	(100)
Net cash provided by investing activities	256	1,135	1,007
FINANCING ACTIVITIES
Repayment of debt	(709)	(1,309)	(713)
Payment of dividends (including return of capital)	(254)	(408)	(344)
Repayment of note payable with Boeing	–	–	(20)
Net cash used in financing activities	(963)	(1,717)	(1,077)
Net increase (decrease) in cash and cash equivalents	(158)	(126)	292
Cash and cash equivalents at beginning of year	463	589	297
Cash and cash equivalents at end of year	$305	$463	$589

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$629	$(161)	$711
Net transfer from notes receivable	$–	$(1)	$(279)
Net transfer to (from) equipment under operating leases	$(553)	$213	$(354)
Net transfer from finance leases	$(20)	$(99)	$(15)
Transfer from other assets	$(56)	$(5)	$(101)
Transfer to (from) accounts with Boeing	$–	$53	$(5)
(Increase)/decrease in debt due to fair value hedge derivatives	$(40)	$(46)	$14

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

Notes and Other Receivables Notes receivable are recorded net of any unamortized deferred fees and incremental direct costs. Interest income and amortization of any fees are recorded ratably over the related term of the note.

Equipment Under Operating Leases, Net of Accumulated Depreciation Equipment under operating leases is recorded at cost and depreciated over the period that we project that we will hold the asset to an estimated residual value, using the straight-line method. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense. Revenue on the leased equipment is recorded using the straight-line method over the term of the lease. Operating lease income may include amounts due to intercompany guarantees and subsidies, including amounts associated with equipment classified as assets held for sale or re-lease.

Investments Available-for-sale securities in the form of Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The fair value of non-publicly traded securities, in the form of EETCs, is based on discounted cash flows at market yield and estimated trading prices for comparable debt securities. In cases where we determine that it is probable that recovery of our investment will come from liquidation of collateral, the fair value is based on the value of the underlying collateral. Debt securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit reviews and analyses of the counterparties. For investments that are deemed other-than-temporarily impaired, losses are recorded as asset impairment expense and payments received on these investments are recorded using the cost recovery method.

Assets Held for Sale or Re-lease, Net of Accumulated Depreciation When aircraft collateral related to a finance lease or note receivable is repossessed, returned in satisfaction of the receivable or returned at the end of the finance lease and when aircraft are made available-for-sale, the asset is carried at the lower of cost or estimated fair value less costs to sell. We calculate a median collateral value from multiple third party aircraft value publications based on the type and age of the aircraft to estimate the fair value of aircraft. Under certain circumstances, we adjust values based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications, or based on the expected net sales price for the aircraft. Aircraft assets held for re-lease are carried at cost less accumulated depreciation and depreciated over the remaining period that we project that we will hold the asset to an estimated residual value, on a straight-line basis.

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flow from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

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

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral, taking into account Boeing and other guarantees.

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

Non-accrual Receivables Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal, including the effect of intercompany guarantees, become doubtful. We also typically place accounts greater than 90 days past due on non-accrual status. Income recognition on accrual basis is resumed when leases or notes and other receivables become contractually current and performance is demonstrated to be resumed.

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on a discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in Other income in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, all of which are related to debt, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of Accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in Other income immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in Other income.

Income Tax Our operations are included in the consolidated federal income tax return of Boeing. Under an agreement with Boeing, we pay or receive our allocated share of income taxes or credits.

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. The current provision for state income tax is based on an agreed upon rate and paid to Boeing. The state income tax deferred asset or liability is carried on Boeing’s Consolidated Financial Statements.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (See Note 7). In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in the Provision for income tax in our Condensed Consolidated Statements of Operations. In prior periods, such interest income or expense was recorded in Operating expenses. Penalties, if any, will be recorded as a component of income tax expense.

Note 2 – Relationship and Transactions with Boeing

As an indirect wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, tax sharing agreement and an agreement allowing us to borrow under Boeing’s committed revolving lines of credit. We also have an intercompany borrowing and lending arrangement with Boeing.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany arrangements will not be terminated or modified by us or Boeing.

Support Agreement

We have a support agreement (“Support Agreement”) dated December 23, 2003, with Boeing with these principal features:

–	Boeing will maintain 51% or greater ownership of us,
–	Boeing will make contributions to us if our fixed-charge coverage ratio falls below 1.05-to-1 on a four-quarter rolling basis, and
–	Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

The Support Agreement may not be modified or terminated unless (a) the holders of at least two-thirds of the aggregate principal amount of our debt then outstanding consent or (b) the modification or termination does not adversely affect the credit ratings of our debt. This Support Agreement is not a guarantee of any of our indebtedness, and is not directly enforceable against Boeing by third parties. The holders of more than 50% of the aggregate principal amount of all our debt have the right to demand that we enforce our rights with respect to the obligations of Boeing listed above.

Intercompany Credit Arrangements

The 364-day credit facility between Boeing and its banks was renewed on November 14, 2008, and Boeing’s five-year credit facility expiring in 2012 remains outstanding. Boeing has allocated $500 of the $1,000 364-day line and $1,000 of the $2,000 five-year revolving credit line expiring in 2012 exclusively to BCC. At December 31, 2008 and 2007, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

We have an intercompany borrowing and lending arrangement with Boeing. During the first quarter of 2007, we borrowed $175, which was repaid in the second quarter. There were no amounts outstanding at December 31, 2008 and 2007 under this arrangement. For the years ended December 31, 2007 and 2006, total interest paid to Boeing was $3 and $1.

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

At December 31, 2008, we were the beneficiary under $2,108 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,784.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2008		2007
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,693	$2,264	$1,756	$2,356
Out of production single-aisle aircraft	182	182	195	195
Out of production twin-aisle aircraft	182	244	267	348
Other, including other Boeing aircraft	51	94	54	98
	$2,108	$2,784	$2,272	$2,997

At December 31, 2008 and 2007, Accounts with Boeing included $85 and $103 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2008	2007	2006
Applied to income	$60	$63	$75
Net change in finance lease receivables	–	53	96
Net change in deferred revenue	(18)	(38)	34
Write down of notes receivable	–	–	29
Guarantees receivable from Boeing	–	–	(27)
Net cash received under intercompany guarantee and subsidy agreements	$42	$78	$207

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2008, 2007 and 2006, Boeing recorded charges of $20, $155, and $22, respectively, related to asset impairment and accrued expenses and $88, $(34) and $24 respectively, related to provision for (recovery of) losses.

For the years ended December 31, 2008, 2007 and 2006, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $30, $36 and $48, respectively. During the third quarter of 2008 we sold two C-40 aircraft at their carrying value to Boeing at their lease expiration for $48. At December 31, 2008 and 2007, the carrying value of our C-40 aircraft under a head lease structure with Boeing which has a concurrent sublease with the U.S. Government was $69 and $138.

For the years ended December 31, 2008, 2007 and 2006, we recorded new business volume of $50, $21 and $202, respectively, related to aircraft and equipment recently manufactured by Boeing.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2008	2007
Federal income tax payable	7	46
Other payable (receivable)	4	(23)
	$11	$23

For the years ended December 31, 2008 and 2007, we paid dividends (including return of capital) totaling $254 and $408.

We also receive support services from Boeing. Eligible employees are members of Boeing’s defined benefit pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2008, 2007 and 2006, the charge for these services was $12, $11, and $11.

Note 3 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2008	2007
Investment in finance leases:
Direct finance leases	$1,969	$2,100
Leveraged leases	173	173
	2,142	2,273
Notes and other	697	714
Total investment in finance leases and notes and other	2,839	2,987
Less allowance for losses on receivables	(59)	(74)
	$2,780	$2,913

The net investment in finance leases consisted of the following at December 31:

	2008	2007	2008	2007
	Direct Finance Leases		Leveraged Leases
Minimum lease payments	$2,635	$2,944	$815	$869
Less principal and interest payable on non-recourse debt	–	–	(547)	(601)
Estimated residual value	679	695	56	56
Unearned income and deferred net incremental direct costs	(1,345)	(1,539)	(151)	(151)
Less deferred income taxes	–	–	(253)	(267)
Net investment in finance leases	$1,969	$2,100	$(80)	$(94)

Scheduled minimum lease payments on finance leases including both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt) are as follows for the years ended December 31:

	2009	2010	2011	2012	2013	Thereafter
Finance leases	$247	$240	$230	$285	$233	$1,668

At December 31, 2008 and 2007, finance lease receivables of $34 and $54 were assigned as collateral to secure senior debt.

The investment in notes and other receivables consisted of the following at December 31:

	2008	2007
Principal	$703	$712
Accrued interest	5	6
Unamortized deferred fees and net incremental direct costs	(11)	(4)
	$697	$714

Scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2009	2010	2011	2012	2013	Thereafter
Notes and other	$183	$101	$126	$108	$76	$109

Note 4 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2008	2007	2006
Allowance for losses on receivables at beginning of year	$74	$102	$101
Provision for (recovery of) losses	(4)	(26)	8
Write-offs	(11)	(8)	(7)
Recovery of write-offs	–	6	–
Allowance for losses on receivables at end of year	$59	$74	$102

Allowance as a percentage of total receivables	2.1%	2.5%	2.4%

The carrying value of impaired receivables consisted of the following at December 31:

	2008	2007
Impaired receivables with specific impairment allowance	$16	$39
Impaired receivables with no specific allowance	163	197
Carrying value of impaired receivables	$179	$236

Allowance for losses on impaired receivables was $8 and $13 at December 31, 2008 and 2007.

Our average recorded investment in impaired receivables, calculated on a quarterly weighted average, was $197, $589 and $1,191 in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, we recognized income of $14, $50 and $104, respectively, on these impaired receivables during the periods in which they were considered impaired, of which $14, $48 and $99, respectively, we received in cash.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following at December 31:

	2008	2007
Assets placed on non-accrual status:
Receivables	$5	$59
Equipment under operating leases, net (1)	57	184
	62	243
Assets held for sale or re-lease, net (1)	19	–
	$81	$243

Percent of non-performing receivables to total receivables	0.2%	2.0%
Percent of total non-performing assets to total portfolio	1.3%	3.7%

(1)

At December 31, 2008, equipment under operating leases with Midwest Airlines (Midwest) of $205 and assets held for sale or re-lease of $361 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

At December 31, 2008, we had no accrued income on receivables with amounts past due greater than 90 days.

Note 5 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2008	2007
Cost	$3,416	$4,257
Accumulated depreciation	(924)	(942)
	$2,492	$3,315

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter
Operating leases	$365	$316	$256	$204	$156	$537

At December 31, 2008 and 2007, equipment under operating leases of $179 and $193 were assigned as collateral to secure senior debt. At December 31, 2007 equipment under operating leases of $43 related to commercial aircraft leased by us under capital lease obligations and subleased to third parties.

Note 6 – Investments

At December 31, 2008 and 2007, our available-for-sale investments included investments with a carrying value of $5 and $143. During 2008, an available-for-sale investment in the amount of $135 was fully repaid. At December 31, 2008 and 2007, the unrealized loss on these investments was $3 and $2.

During 2006, an investment was fully repaid at maturity for $42 and we recognized Investment income of $26. We also sold certain investments for total proceeds of $138 and recognized Investment income of $30.

Note 7 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2008	2007	2006
Current:
Federal	$(52)	$36	$12
State	5	7	11
	(47)	43	23
Deferred:
Federal	107	44	83
	$60	$87	$106

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2008	2007
Deferred tax assets:
Allowance for losses on receivables	$139	$146
Other	22	42
	161	188
Deferred tax liabilities:
Leased assets	(1,682)	(1,571)
Other	(1)	(12)
	(1,683)	(1,583)
	(1,522)	(1,395)
Deferred tax on accumulated other comprehensive loss	2	1
Net deferred tax liability	$(1,520)	$(1,394)

Income tax computed at the United States federal income tax rate and the provision (benefit) for tax on income differ as follows for the years ended December 31:

	2008		2007		2006
Tax computed at federal statutory rate	$57	35.0%	$82	35.0%	$102	35.0%
State income taxes, net of federal tax benefit	3	2.0	5	2.2	7	2.4
Foreign sales corporation/extraterritorial income tax benefit	–	–	–	–	(5)	(1.7)
Foreign sales corporation/extraterritorial income basis adjustment	–	–	–	–	7	2.4
Other	–	–	–	–	(5)	(1.7)
	$60	37.0%	$87	37.2%	$106	36.4%

We, as part of the consolidated Boeing organization, have completed Internal Revenue Service (IRS) examinations through 2003. Boeing has filed appeals with the IRS for the 1998-2001 and 2002-2003 audit periods. During 2006, Boeing settled the appeal related to McDonnell Douglas Corporation, a subsidiary of Boeing, covering the years in appeal for 1993 through 1997. The settlement did not have a material adverse effect on our earnings, cash flows and/or financial position.

Pursuant to our tax sharing agreement with Boeing, we received (made) payments with respect to tax benefits from (obligations to) Boeing of $17, $52 and $(126) in 2008, 2007 and 2006 respectively. We received (made) income tax payments from (to) other federal, state and foreign tax agencies, of $1, $(1) and $(1) in 2008, 2007 and 2006, respectively.

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

As of December 31, 2008 and 2007, we did not have any unrecognized tax benefits.

For the years ended December 31, 2008, 2007 and 2006, we did not incur any income tax related interest income, interest expense or penalties.

Note 8 – Debt and Credit Agreements

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2008)	2008	2007
3.80% – 7.58% fixed rate notes due through 2017	$3,396	$4,050
2.41% – 3.23% floating rate notes due through 2023	120	120
3.01% – 5.79% non-recourse notes due through 2013	66	71
2.58% – capital lease obligations due through 2015	70	86
	$3,652	$4,327

At December 31, 2008 and 2007, we had interest rate swaps, which effectively convert debt of $725 and $1,507 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate. During the year ended December 31, 2008 we terminated $375 of interest rate swaps that were used to convert debt from fixed rate to floating rate to improve alignment between fixed and floating rate assets and liabilities and an additional $407 was retired through scheduled maturities.

On October 30, 2008 we filed a public shelf registration for up to $5,000 of debt securities with the Securities and Exchange Commission (SEC) that became effective on November 12, 2008. This shelf registration statement expires on November 12, 2011. We have not issued any debt securities under the new registration statement, and the entire $5,000 remains available for issuance. The availability of funding under the shelf registration statement is dependent on investor demand and market conditions. Our previously outstanding registration statements expired during 2008.

We have a $1,500 Commercial Paper (CP) program that serves as a potential source of short-term liquidity subject to market conditions. Throughout 2008 and at December 31, 2008, there were no amounts outstanding under the CP program.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2008, as well as at each quarter end during the year, we were in compliance with these covenants.

Maturities of principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2009	$519	$9
2010	636	9
2011	788	10
2012	868	10
2013	642	11
Thereafter	30	22
	$3,483	$71

In 2008, 2007 and 2006, interest payments were $231, $319 and $353, respectively.

Note 9 – Derivative Financial Instruments

We manage interest rate risk through the use of derivatives. We enter into interest rate swap contracts with a number of major financial institutions. Our contracts entered into as of December 31, 2008 do not require collateral or other security from either party.

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

For the years ended December 31, 2008, 2007 and 2006, we recorded $9, $5 and $8, respectively, of income related to the amortized basis adjustment of certain terminated swaps as a reduction of Interest expense.

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

The amount expected to be reclassified to interest expense in 2009 is immaterial.

Other Derivative Instruments

At times, we may hold certain derivatives that do not receive hedge accounting treatment. These may include interest rate derivatives as well as warrants. For the year ended December 31, 2008, we held warrants which were recorded in Other assets and the changes in their fair value resulted in an addition to Other income of $1. For the year ended December 31, 2007, we did not record any gains or losses on these derivatives.

Note 10 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $220 and $178 as of December 31, 2008 and 2007.

To the extent that no maintenance obligation relating to an aircraft remains, the balance is recognized as Other income. For the years ended December 31, 2008, 2007 and 2006 we recorded income of $3, $9 and $5, respectively.

Note 11 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options and Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives.

For Performance Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model. For stock option awards granted in 2008, 2007 and 2006, the fair value was estimated using the Black-Scholes option-pricing model.

For the years ended December 31, 2008, 2007 and 2006 we recorded $3, $5 and $9 attributable to share-based plans expense.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of December 31, 2008, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flows and/or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

In September 2008, we agreed to a restructuring of lease terms with Midwest, under which Midwest has returned 16 of 25 717 aircraft. Additionally, the agreement provides us with options to require Midwest to return the remaining nine 717 aircraft with varying notice periods. We are pursuing remarketing options for the aircraft returned to date and expected to be returned in the future. As a result of guarantees from Boeing that limit our risk of loss for non-payment by Midwest under our existing leases, we do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Commitments

At December 31, 2008, we and Boeing had unfunded financing commitments of $10,145, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of December 31, 2008) is as follows:

Total
2009	$2,445
2010	1,790
2011	830
2012	326
2013	2,729
Thereafter	2,025
$10,145

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

At December 31, 2008 and 2007, under our third party residual value guarantees, the maximum potential payments were $21 and $75, and estimated proceeds from collateral and recourse were $21 and $75. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the Consolidated Balance Sheets reflects fees received for extending these guarantees. At December 31, 2008 and 2007, the carrying value of liabilities relating to residual value guarantees, included in Other liabilities, was $3 and $3.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next two years.

Variable Interest in Unconsolidated Entities

Our investments in the form of EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities.

We have an investment in the form of an EETC which was acquired in 1999. In January 2008, an EETC investment was fully repaid in the amount of $135. EETCs are interests in a trust that passively holds investments in aircraft or pools of aircraft. EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investment in the form of EETC does not require consolidation under FIN 46(R). At December 31, 2008, our maximum exposure to economic loss from our EETC is $5. At December 31, 2008, the EETC investments had total assets of $97 ($507 at December 31, 2007) and total non-BCC debt of $92 ($364 at December 31, 2007). This debt is non-recourse to us and includes $92 that is senior to our investment. During 2008, we recorded investment income of $3 and received cash of $140 related to our investments.

Note 14 – Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements.

Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), permits adoption of SFAS No. 157 to be deferred for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. We do not expect that the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our fair value measurements.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

	December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Available-for-sale debt investments: EETC	$5	$–	$–	$5
Interest rate swaps	48	–	48	–
Warrants	10	–	–	10
Total	$63	$–	$48	$15

LIABILITIES
Interest rate swaps	$(3)	$–	$(3)	$–
Total	$(3)	$–	$(3)	$–

EETC. The fair value of our EETC is derived using discounted cash flows at market yield based on estimated trading prices for comparable debt securities. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

Interest rate swaps. The fair values of our interest rate swaps are determined using cash flows discounted at market interest rates in effect at the period close.

Warrants. The fair value of warrants is determined using a third party options model. Principal inputs to the model include stock price, volatility and time to expiry. Unrealized gains (losses) are recorded in Other income.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at December 31, 2008. During the fourth quarter of 2008, our EETC investment was transferred from Level 2 to Level 3 due to the lack of current observable market activity.

	2008
Assets	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive (Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Year
Available-for-sale debt Investments: EETC	$–	$–	$(1)	$–	$6	$5
Warrants	–	1	–	9	–	10
Total	$–	$1	$(1)	$9	$6	$15

Certain assets are measured at fair value on a non-recurring basis. For the twelve months ended December 31, 2008, impaired receivables with a carrying amount of $16 were written down to their fair value of $8, based on the fair value for the related aircraft collateral which were determined using observable inputs (Level 2).

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which we did not elect the fair value option.

The carrying values and estimated fair values of our financial instruments were as follows at December 31:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$697	$701	$714	$766

LIABILITIES
Debt, excluding capital lease obligations	$(3,582)	$(3,646)	$(4,241)	$(4,377)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(3)	$(3)	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents and Investments. The estimated fair value of those items approximate their fair value at December 31, 2008 and 2007 as reflected in the Consolidated Balance Sheets.

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

Debt. The fair value of debt is based on current market yields for BCC debt traded in the secondary market.

Guarantees. For residual value guarantees where we are the guarantor, the carrying value approximates fair value.

Financing commitments. It is not practicable to estimate the fair value of future financing commitments because the amount and timing of funding those commitments are uncertain.

Note 15 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	2008
	Carrying Value	% of Total Portfolio
AirTran	$1,529	25.4%
American	552	9.2
Hawaiian	467	7.8
Continental	374	6.2
Virgin Atlantic	223	3.7
	$3,145	52.3%

	2007
	Carrying Value	% of Total Portfolio
AirTran	$1,518	23.2%
American	618	9.5
Midwest	591	9.0
Hawaiian	422	6.5
Continental	403	6.2
	$3,552	54.4%

For the years ended December 31, 2008 and 2007, AirTran Holdings, Inc. accounted for 19% and 16% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2008		2007
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,457	74.0%	$4,687	71.7%
Europe	1,037	17.2	1,050	16.1
Asia/Australia	341	5.7	425	6.5
Latin America	122	2.0	298	4.6
Other	66	1.1	72	1.1
	$6,023	100.0%	$6,532	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue from customers by geographic region was as follows for the years ended December 31:

	2008	2007	2006
United States	$446	$564	$740
Europe	152	143	136
Asia/Australia	56	55	75
Latin America	39	38	60
Other	10	15	14
	$703	$815	$1,025

Portfolio carrying values were represented by the following product types at December 31:

	2008	2007
717	$2,365	$2,464
757	991	1,067
MD-11 (1)	560	540
767	550	611
737	475	542
747	383	419
MD-80	298	343
777	81	96
Other (2)	320	450
	$6,023	$6,532

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2008	2007
2004 and newer	12.8%	12.5%
1999 - 2003	60.4	60.5
1994 - 1998	11.3	11.5
1993 and older	15.5	15.5
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $232, for which we have accrued a liability of $39.

The reserve under the loss sharing arrangement, which is included in Other liabilities, was as follows for the year ended December 31:

	2008	2007
Reserve at beginning of period	$59	$78
Reduction in reserve	(29)	(25)
Payments received from GECC	9	6
Reserve at end of period	$39	$59

Operating results of the discontinued operations were as follows for the years ended December 31:

	2008	2007	2006
Net gain on disposal of discontinued operations	$29	$25	$14
Provision for income tax	11	9	5
Net gain on disposal of discontinued operations, net of tax	$18	$16	$9

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Revenue	$185	$179	$171	$168
Income from continuing operations	$38	$29	$23	$12
Net income	$43	$30	$34	$13

2007
Revenue	$213	$209	$197	$196
Income from continuing operations	$46	$44	$38	$19
Net income	$50	$45	$43	$25

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, were as follows during the years ended 2008 and 2007:

Services Rendered / Fees (Dollars in millions)	2008	2007
Audit fees (1)	$1.7	$2.0

(1)

For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for the years ended 2008 and 2007, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

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

4.2	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.3	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.4	Subordinated Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.5	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.6	Form of Series X Senior Floating Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.7	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.8	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.9	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.10	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1

364-Day Credit Agreement dated as of November 14, 2008, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10.1 to The Boeing Company Form 8-K filed November 20, 2008 (File No. 001-00442).

10.2

Five-Year Credit Agreement dated as of November 16, 2007, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10(ii) to The Boeing Company Form 10-K filed February 15, 2008 (File No. 001-00442).

10.3	Borrower Subsidiary Letter dated November 14, 2008 relating to 364-Day Credit Agreement, incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 20, 2008.

10.4	Borrower Subsidiary Letter dated November 14, 2008 relating to Five-Year Credit Agreement, incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 20, 2008.

10.5

Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 14, 2008, between Boeing and us, incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 20, 2008.

10.6

Operating Agreement, dated September 13, 2000, by and between us, Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 19, 2000.

10.7	Operating Agreement, dated September 13, 2000, by and between Boeing Capital Services Corporation and Boeing, incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2000.

10.8	Support Agreement, dated December 23, 2003, by and between us and Boeing, incorporated herein by reference to Exhibit 99.1 to our Form 8-K filed December 24, 2003.

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

Boeing Capital Corporation

February 9, 2009	/s/ KEVIN R. MILLISON
Kevin R. Millison
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 9, 2009	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 9, 2009	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 9, 2009	/s/ DAVID A. DOHNALEK
David A. Dohnalek Director

February 9, 2009	/s/ JAMES C. JOHNSON
James C. Johnson Director

February 9, 2009	/s/ WALTER E. SKOWRONSKI
Walter E. Skowronski President and Director (Principal Executive Officer)