Form 10-Q
period 2009-03-31
BOEING CAPITAL CORP
filed 2009-04-22
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                          ☐  Yes    ☒  No

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at April 22, 2009: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$192	$305
Receivables:
Finance leases	2,114	2,142
Notes and other	809	697
	2,923	2,839
Allowance for losses on receivables	(63)	(59)
	2,860	2,780
Equipment under operating leases, net	2,498	2,492
Investments	9	7
Assets held for sale or re-lease, net	584	685
Other assets	110	109
	$6,253	$6,378

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$45	$78
Other liabilities	355	385
Accounts with Boeing	53	11
Deferred income taxes	1,503	1,520
Debt	3,580	3,652
	5,536	5,646
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	714	730
Accumulated other comprehensive income (loss), net of tax	(2)	(3)
Retained earnings	–	–
	717	732
	$6,253	$6,378

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
REVENUE
Finance lease income	$39	$42
Interest income on notes receivable	15	14
Operating lease income	102	119
Investment income	–	2
Net gain on disposal of assets	1	–
Other income	6	8
	163	185
EXPENSES
Interest expense	47	62
Depreciation expense	52	56
Provision for (recovery of) losses	5	(6)
Operating expenses	11	11
Asset impairment expense	7	–
Other expense	4	1
	126	124
Income from continuing operations before provision for income tax	37	61
Provision for income tax	14	23
Income from continuing operations	23	38
Net gain (loss) on disposal of discontinued operations, net of tax	(5)	5
Net income	$18	$43

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing	(35)	–	–	–	(35)
Net income	43	–	–	–	43	$43
Reclassification adjustment for gain realized on investment in net income, net of tax	(1)	–	–	(1)	–	(1)
Unrealized loss on derivative instruments, net of tax	(1)	–	–	(1)	–	(1)
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at March 31, 2008	$873	$5	$862	$(2)	$8	$42

Balance at January 1, 2009	$732	$5	$730	$(3)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(35)	–	(17)	–	(18)
Net income	18	–	–	–	18	$18
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at March 31, 2009	$717	$5	$714	$(2)	$–	$19

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
OPERATING ACTIVITIES
Net income	$18	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	50	56
Net gain on disposal of assets	(1)	–
Provision for (recovery of) losses	5	(6)
Net gain on investments and derivative instruments	(1)	–
Asset impairment expense	7	–
Share-based plans expense	1	1
Other non-cash adjustments related to discontinued operations, net of tax	5	(5)
Change in deferred income taxes	(17)	40
Change in assets and liabilities:
Other assets	2	19
Accrued interest and rents	(4)	3
Accounts payable and accrued expenses	(33)	(57)
Other liabilities	(38)	14
Accounts with Boeing	45	(69)
Net cash provided by operating activities	39	39
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	–	135
Payment for capitalizable costs in process	(22)	(4)
Purchase of equipment for operating leases	(2)	–
Proceeds from disposition of equipment and receivables	62	2
Principal payments of leases, notes and other receivables	46	50
Origination of leases, notes and other receivables	(135)	–
Net cash (used in) provided by investing activities	(51)	183
FINANCING ACTIVITIES
Repayment of debt	(66)	(13)
Payment of cash dividends (including return of capital)	(35)	(35)
Net cash used in financing activities	(101)	(48)
Net (decrease) increase in cash and cash equivalents	(113)	174
Cash and cash equivalents at beginning of year	305	463
Cash and cash equivalents at end of period	$192	$637

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(31)	$(10)

Net transfer to equipment under operating leases	$51	$46

Transfer from finance leases	$(3)	$–

Transfer from other assets	$(17)	$(36)

Decrease/(increase) in debt due to fair value hedge derivatives	$4	$(41)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

During the first quarter of 2009, under our intercompany borrowing and lending arrangement with Boeing, we loaned Boeing $150, which was repaid in the same quarter. There were no amounts outstanding at March 31, 2009 under this arrangement.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2008 Annual Report on Form 10-K.

At March 31, 2009, we were the beneficiary under $2,052 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,716.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2009		December 31, 2008
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,680	$2,247	$1,693	$2,264
Out of production single-aisle aircraft	178	178	182	182
Out of production twin-aisle aircraft	145	198	182	244
Other, including other Boeing aircraft	49	93	51	94
	$2,052	$2,716	$2,108	$2,784

At March 31, 2009 and December 31, 2008, Accounts with Boeing included deferred revenue of $77 and $85 associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2009	2008
Applied to income	$20	$11
Net change in deferred revenue	(8)	–
Net cash received under intercompany guarantee and subsidy agreements	$12	$11

For the three months ended March 31, 2009 and 2008, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $5 and $9.

For the three months ended March 31, 2009 and 2008, we recorded new business volume of $153 and $17 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the three months ended March 31:

	2009	2008
Allowance for losses on receivables at beginning of period	$59	$74
Provision for (recovery of) losses	5	(6)
Write-offs	(2)	(11)
Recovery of write-offs	1	–
Allowance for losses on receivables at end of period	$63	$57

Allowance as a percentage of total receivables	2.2%	2.0%

The carrying value of impaired receivables consisted of the following:

	March 31, 2009	December 31, 2008
Impaired receivables with specific impairment allowance	$8	$16
Impaired receivables with no specific allowance	159	163
Carrying value of impaired receivables	$167	$179

At March 31, 2009 and December 31, 2008, allowance for losses on impaired receivables was $4 and $8.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	March 31, 2009	December 31, 2008
Assets placed on non-accrual status:
Receivables	$22	$5
Equipment under operating leases, net (1)	98	57
	120	62
Assets held for sale or re-lease, net (1)	7	19
	$127	81

Percent of non-performing receivables to total receivables	0.8%	0.2%
Percent of total non-performing assets to total portfolio	2.1%	1.3%

(1)

At March 31, 2009 and December 31, 2008, equipment under operating leases of $244 and $205 and assets held for sale or re-lease of $400 and $361 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

Note 4 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at March 31, 2009)	March 31, 2009	December 31, 2008
3.80% - 7.58% fixed rate notes due through 2017	$3,327	$3,396
2.40% - 2.55% floating rate notes due through 2023	120	120
1.60% - 5.79% non-recourse notes due through 2013	65	66
1.78% capital lease obligation due through 2015	68	70

	$3,580	$3,652

At March 31, 2009, and December 31, 2008, we were a party to interest rate swaps, which effectively convert debt of $725 and $725 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2009, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of Financial Accounting Standards Board Statement No. 133 (SFAS No. 133), which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges in accordance with SFAS No. 133. At times, we may enter into certain derivatives that are not designated as hedging instruments. At March 31, 2009, derivatives that do not receive hedge accounting treatment consisted of warrants to purchase common stock of an unaffiliated third party, which we received in connection with a financing transaction.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

	March 31, 2009
	Other Assets	Other Liabilities
Derivatives designated as hedging instruments under SFAS No. 133 Interest rate swaps	$44	$(2)

Derivatives not designated as hedging instruments under SFAS No. 133 Warrants	$11	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

At March 31, 2009, we held warrants with a total exercise price of $21 to purchase common stock of an unaffiliated third party.

The following table summarizes the effect of our derivative instruments on Accumulated Other Comprehensive Income (AOCI) and the Statement of Operations for the three months ended March 31:

	2009
	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income
		Location	Amount
Derivatives in SFAS No. 133 cash flow hedging relationships
Interest rate swaps (effective portion)	$1	Interest Expense	$(1)

For the three months ended March 31, 2009, we recognized a gain of $1 in Other Income related to our warrants.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of March 31, 2009, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flows and/or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

Commitments

At March 31, 2009, we and Boeing had unfunded financing commitments of $9,810, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of March 31, 2009) is as follows:

Total
April through December 2009	$1,990
2010	1,910
2011	830
2012	326
2013	1,521
Thereafter	3,233

$9,810

Note 7 – Fair Value Measurements

Effective January 1, 2009 we adopted SFAS No. 157, Fair Value Measurements for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2009 and December 31, 2008, and are categorized using the three levels of fair value hierarchy.

	March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in securities	$7	$1	$–	$6
Interest rate swaps	44	–	44	–
Warrants	11	–	–	11

Total	$62	$1	$44	$17

Liabilities
Interest rate swaps	$(2)	$–	$(2)	$–
Total	$(2)	$–	$(2)	$–

	December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in securities	$5	$–	$–	$5
Interest rate swaps	48	–	48	–
Warrants	10	–	–	10
Total	$63	$–	$48	$15

Liabilities
Interest rate swaps	$(3)	$–	$(3)	$–
Total	$(3)	$–	$(3)	$–

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at March 31, 2009. At March 31, 2008 there were no Level 3 assets valued on a recurring basis.

	March 31, 2009
	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Period
Assets
Investments in securities	$5	$–	$1	$–	$–	$6
Warrants	10	1	–	–	–	11
Total	$15	$1	$1	$–	$–	$17

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The following table presents our assets that are measured at fair value on a non-recurring basis and the losses recognized as of March 31:

	2009		2008
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$4	$(4)	$8	$(7)
Equipment under operating leases (2)	16	(6)	–	–
Assets held for sale or re-lease (2)	8	(1)	–	–
Total	$28	$(11)	$8	$(7)

(1)	Represents carrying value and related write downs which were based on the fair value for the related aircraft collateral.

(2)	Represents carrying value and related write downs which were based on the fair value for the related aircraft.

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2009		December 31, 2008
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,518	25.2%	$1,529	25.4%
American	535	8.9	552	9.2
Hawaiian	467	7.8	467	7.8
Continental	366	6.1	374	6.2
Virgin Atlantic	218	3.6	223	3.7

	$3,104	51.6%	$3,145	52.3%

For the three months ended March 31, 2009 and 2008, AirTran Holdings, Inc. accounted for 21% and 17% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2009		December 31, 2008
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,431	73.7%	$4,457	74.0%
Europe	1,008	16.7	1,037	17.2
Asia/Australia	347	5.8	341	5.7
Latin America	163	2.7	122	2.0
Other	65	1.1	66	1.1

	$6,014	100.0%	$6,023	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2009	December 31, 2008
717	$2,350	$2,365
757	972	991
767	536	550
MD-11 (1)	513	560
737	508	475
747	374	383
MD-80	290	298
777	161	81
Other (2)	310	320

	$6,014	$6,023

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2009	December 31, 2008
2004 and newer	15.0%	12.8%
1999 - 2003	59.6	60.4
1994 - 1998	10.4	11.3
1993 and older	15.0	15.5
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2009, our maximum exposure to loss associated with the loss sharing arrangement was $222, for which we have accrued a liability of $50.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other Liabilities for the three months ended March 31:

	2009	2008
Reserve at beginning of period	$39	$59
Increase (reduction) in reserve	9	(8)
Payments received from GECC	2	3
Reserve at end of period	$50	$54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 21, 2009

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

Please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008, for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements.

Overview

During the three months ended March 31, 2009, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

During the three months ended March 31, 2009, a weak global economic environment and continuing capital market disruptions affected the availability of credit for the airline industry. While there are still sources of financing available for aircraft deliveries, the amount of third party financing available has declined, increasing the amount of financing we expect to provide to Boeing’s customers. Once capital market conditions improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing for Boeing aircraft deliveries, although we can provide no assurance when that will occur. In addition, the continued problems in the airline industry adversely affected our results of operations in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs.

At March 31, 2009, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At March 31, 2009, we owned 287 commercial aircraft and two C-40 aircraft and had partial ownership or security interest in an additional 45 aircraft. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
New business volume	$154	$155
Write-offs	(2)	(11)
Recovery of write-offs	1	–
Asset impairment	(7)	(35)
Asset run off and prepayments	(42)	(329)
Asset dispositions	(61)	(69)
Depreciation and amortization expense	(52)	(220)

Net change in portfolio balance	$(9)	$(509)

At March 31, 2009 and December 31, 2008, we had $584 million and $685 million of assets that were held for sale or re-lease, of which $577 million and $305 million had firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including two of which were placed on lease and 14 that were held for re-lease at March 31, 2009. Additionally, aircraft subject to leases with a carrying value of approximately $269 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $63 million were committed at March 31, 2009.

Our net income was $18 million for the three months ended March 31, 2009 compared with $43 million for the same period in 2008, a decrease of $25 million.

Consolidated Results of Operations

Revenue

Revenue was $163 million for the three months ended March 31, 2009 compared with $185 million for the same period in 2008, a decrease of $22 million.

Operating lease income was $102 million for the three months ended March 31, 2009, a decrease of $17 million compared with the same period in 2008, primarily due to a decrease in the equipment under operating leases resulting from the return of aircraft and reclassification to assets held for sale or re-lease in 2008. Without the support from Boeing in the form of intercompany guarantees our operating lease income, which includes income applied to assets classified as held for re-lease, would have been $20 million and $11 million less than reported, for the three months ended March 31, 2009 and 2008. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Expenses

Expenses were $126 million for the three months ended March 31, 2009 compared with $124 million for the same period in 2008, an increase of $2 million.

Interest expense was $47 million for the three months ended March 31, 2009, a decrease of $15 million compared with the same period in 2008 primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 5.3% from 5.9%.

The provision for losses was $5 million for the three months ended March 31, 2009, compared with a recovery of $6 million for the same period in 2008. The increase in our allowance through a provision for losses was primarily due to declines in aircraft collateral values exceeding run off of our finance leases and notes receivable.

Asset impairment expense was $7 million for the three months ended March 31, 2009, an increase of $7 million compared with the same period in 2008 primarily due to reduced projected cash flows for certain aircraft.

Provision for income tax

Provision for income tax was $14 million for the three months ended March 31, 2009, a decrease of $9 million compared with the same period in 2008, primarily due to a decrease in pre-tax income.

Gain (loss) on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $5 million for the three months ended March 31, 2009 due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $192 million at March 31, 2009, a decrease from $305 million at December 31, 2008. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2009	2008
Net cash provided by operating activities	$39	$39
Net cash (used in) provided by investing activities	(51)	183
Net cash used in financing activities	(101)	(48)
Net (decrease) increase in cash and cash equivalents	$(113)	$174

Operating activities

During the three months ended March 31, 2009, net cash provided by operating activities included net income from operations of $18 million. We had net adjustments for non-cash items of $49 million which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $28 million.

During the three months ended March 31, 2008, net cash provided by operating activities included net income from operations of $43 million. We had net adjustments for non-cash items of $86 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $90 million.

Investing activities

During the three months ended March 31, 2009, net cash used in investing activities primarily included $135 million relating to the origination of notes receivable offset by asset run off.

During the three months ended March 31, 2008, net cash provided by investing activities primarily included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $50 million.

Financing activities

During the three months ended March 31, 2009, net cash used in financing activities included scheduled debt repayments of $66 million and cash dividends (including return of capital) to Boeing of $35 million.

During the three months ended March 31, 2008, net cash used in financing activities included scheduled debt repayments of $13 million and cash dividends to Boeing of $35 million.

Outstanding debt at March 31, 2009 and December 31, 2008 was $3.6 billion and $3.7 billion, of which $498 million will be due in the next 12 months. During the three months ended March, 31 2009, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at March 31, 2009 and December 31, 2008 was 5.0-to-1.

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

Risks that could affect our liquidity include among others:

–	continuance or worsening of the downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	additional disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On January 29, 2009, Standard & Poor’s (S&P) confirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and our A+ credit ratings on credit watch with negative implications. The rating for short-term borrowings was reaffirmed at A-1. S&P indicated in its April 10, 2009 announcement that they expect any lowering of the long-term ratings in connection with the credit watch placement would likely be limited to one notch, which would be to an ‘A’ rating.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the three months ended March 31, 2009 and 2008. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in Millions)	(1)	(2)	(3)
2009	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$59	$210	$269
Provision for losses	5	3	8
Write-offs	(2)	–	(2)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of period	$63	$213	$276

Allowance as a percentage of total receivables	2.2%		9.4%
2008
Allowance for losses on receivables at beginning of period	$74	$121	$195
Recovery of losses	(6)	–	(6)
Write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$57	$121	$178

Allowance as a percentage of total receivables	2.0%		6.1%

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

Boeing Capital Corporation

April 22, 2009	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 22, 2009	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)