Form 10-Q
period 2009-06-30
BOEING CAPITAL CORP
filed 2009-07-22
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                   ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                      ☐  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                        ☐  Yes    ☒  No

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at July 22, 2009: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$100	$305
Receivables:
Finance leases	2,085	2,142
Notes and other	1,194	697
	3,279	2,839
Allowance for losses on receivables	(62)	(59)
	3,217	2,780
Equipment under operating leases, net	2,407	2,492
Investments	7	7
Assets held for sale or re-lease, net	562	685
Other assets	126	109
	$6,419	$6,378

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$85	$78
Other liabilities	338	385
Accounts with Boeing	131	11
Deferred income taxes	1,498	1,520
Debt	3,636	3,652
	5,688	5,646
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	714	730
Accumulated other comprehensive income (loss), net of tax	(2)	(3)
Retained earnings	14	–
	731	732
	$6,419	$6,378

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
REVENUE
Finance lease income	$38	$43	$77	$85
Interest income on notes receivable	19	14	34	28
Operating lease income	99	116	201	235
Investment income	–	–	–	2
Net loss on disposal	(1)	–	–	–
Other income	12	6	18	14
	167	179	330	364
EXPENSES
Interest expense	43	57	90	119
Depreciation expense	52	56	104	112
Provision for (recovery of) losses	9	4	14	(2)
Operating expenses	13	13	24	24
Asset impairment expense	10	–	17	–
Other expense	4	4	8	5
	131	134	257	258
Income from continuing operations before provision for income tax	36	45	73	106
Provision for income tax	13	16	27	39
Income from continuing operations	23	29	46	67
Net gain (loss) on disposal of discontinued operations, net of tax	1	1	(4)	6
Net income	$24	$30	$42	$73

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(74)	–	(1)	–	(73)
Net income	73	–	–	–	73	$73
Reclassification adjustment for gain realized on investment in net income, net of tax	(1)	–	–	(1)	–	(1)
Balance at June 30, 2008	$864	$5	$861	$(2)	$–	$72

Balance at January 1, 2009	$732	$5	$730	$(3)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(45)	–	(17)	–	(28)
Net income	42	–	–	–	42	$42
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at June 30, 2009	$731	$5	$714	$(2)	$14	$43

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2009	2008
OPERATING ACTIVITIES
Net income	$42	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	99	110
Provision for (recovery of) losses	14	(2)
Net gain on investments and derivative instruments	(7)	–
Asset impairment expense	17	–
Share-based plans expense	1	1
Other non-cash adjustments related to discontinued operations, net of tax	4	(6)
Change in deferred income taxes	(22)	88
Change in assets and liabilities:
Other assets	(10)	26
Accrued interest and rents	2	3
Accounts payable and accrued expenses	7	(13)
Other liabilities	(52)	23
Accounts with Boeing	120	(80)
Net cash provided by operating activities	215	223
INVESTING ACTIVITIES
Proceeds from available-for-sale investments	1	135
Payment for capitalizable costs in process	(45)	(16)
Proceeds from disposition of equipment and receivables	130	19
Principal payments of leases, notes and other receivables	87	92
Origination of leases, notes and other receivables	(545)	–
Net cash (used in) provided by investing activities	(372)	230
FINANCING ACTIVITIES
Proceeds from intercompany borrowing	200	–
Repayment of debt	(203)	(27)
Payment of cash dividends (including return of capital)	(45)	(74)
Net cash used in financing activities	(48)	(101)
Net (decrease) increase in cash and cash equivalents	(205)	352
Cash and cash equivalents at beginning of year	305	463
Cash and cash equivalents at end of period	$100	$815

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to assets held for sale or re-lease	$23	$133

Net transfer to (from) equipment under operating leases	$19	$(78)

Transfer from finance leases	$(4)	$–

Transfer from other assets	$(38)	$(55)

Decrease/(increase) in debt due to fair value hedge derivatives	$8	$(12)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. We have evaluated subsequent events through July 22, 2009, which is the date that these financial statements were issued. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

During the first quarter of 2009, under our intercompany borrowing and lending arrangement with Boeing, we loaned Boeing $150, which was repaid in the same quarter. During the second quarter of 2009, we borrowed from Boeing $200, as described in Note 4 – Debt.

In April 2009, Boeing sold us a 100% participation in a $100 note receivable.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2008 Annual Report on Form 10-K.

At June 30, 2009, we were the beneficiary under $2,099 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,748.

Intercompany guarantee amounts by type are summarized as follows:

	June 30, 2009		December 31, 2008
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,666	$2,227	$1,693	$2,264
Out of production single-aisle aircraft	174	174	182	182
Out of production twin-aisle aircraft	110	154	182	244
Other, including other Boeing aircraft	149	193	51	94
	$2,099	$2,748	$2,108	$2,784

At June 30, 2009 and December 31, 2008, Accounts with Boeing included deferred revenue of $74 and $85 associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2009	2008
Applied to income	$36	$23
Net change in deferred revenue	(11)	(6)
Net cash received under intercompany guarantee and subsidy agreements	$25	$17

For the six months ended June 30, 2009 and 2008, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $10 and $17.

For the six months ended June 30, 2009 and 2008, we recorded new business volume of $481 and $33 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the six months ended June 30:

	2009	2008
Allowance for losses on receivables at beginning of period	$59	$74
Provision for (recovery of) losses	14	(2)
Write-offs	(12)	(11)
Recovery of write-offs	1	–
Allowance for losses on receivables at end of period	$62	$61

Allowance as a percentage of total receivables	1.9%	2.1%

The carrying value of impaired receivables consisted of the following:

	June 30, 2009	December 31, 2008
Impaired receivables with specific impairment allowance	$–	$16
Impaired receivables with no specific allowance	171	163
Carrying value of impaired receivables	$171	$179

At December 31, 2008, allowance for losses on impaired receivables was $8.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	June 30, 2009	December 31, 2008
Assets placed on non-accrual status:
Receivables	$19	$5
Equipment under operating leases, net (1)	97	57
	116	62
Assets held for sale or re-lease, net (1)	1	19
	$117	81

Percent of non-performing receivables to total receivables	0.6%	0.2%
Percent of total non-performing assets to total portfolio	1.9%	1.3%

(1)

At June 30, 2009 and December 31, 2008, equipment under operating leases of $290 and $205 and assets held for sale or re-lease of $308 and $361 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

Note 4 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at June 30, 2009)	June 30, 2009	December 31, 2008
0.32% intercompany borrowing due through 2009	$200	$–
4.00% - 7.58% fixed rate notes due through 2017	3,187	3,396
1.86% - 2.24% floating rate notes due through 2023	120	120
1.42% - 5.79% non-recourse notes due through 2013	63	66
1.22% capital lease obligation due through 2015	66	70

	$3,636	$3,652

At June 30, 2009, and December 31, 2008, we were a party to interest rate swaps, which effectively convert debt of $725 and $725 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At June 30, 2009, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS), Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161) – an amendment of Financial Accounting Standards Board Statement No. 133 (SFAS No. 133), which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges in accordance with SFAS No. 133. At times, we may enter into certain derivatives that are not designated as hedging instruments. At June 30, 2009, derivatives that do not receive hedge accounting treatment consisted of warrants to purchase common stock of an unaffiliated third party, which we received in connection with a financing transaction.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

	June 30, 2009
	Other Assets	Other Liabilities
Derivatives designated as hedging instruments under SFAS No. 133 Interest rate swaps	$40	$(1)

Derivatives not designated as hedging instruments under SFAS No. 133 Warrants	$18	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

At June 30, 2009, we held warrants with a total exercise price of $21 to purchase common stock of an unaffiliated third party.

The following table summarizes the effect of our derivative instruments on Accumulated Other Comprehensive Income (AOCI) and the Statement of Operations for the six months ended June 30:

	2009
	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income
		Location	Amount
Derivatives in SFAS No. 133 cash flow hedging relationships
Interest rate swaps (effective portion)	$2	Interest Expense	$(1)

For the three and six months ended June 30, 2009, we recognized a gain of $7 and $8 in Other Income related to our warrants.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of June 30, 2009, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flows and/or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

In May 2009, we agreed to a restructuring of lease terms with Midwest Airlines (Midwest), under which Midwest is scheduled to return the remaining nine 717 aircraft currently on lease by the end of the current year. We have firm contracts for these aircraft to be placed on lease with a follow-on customer. As a result of guarantees from Boeing that limit our risk of loss for non-payment by Midwest under our existing leases, we do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Commitments

At June 30, 2009, we and Boeing had unfunded financing commitments of $9,542, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of June 30, 2009) is as follows:

Total
July through December 2009	$1,194
2010 (1)	2,101
2011 (1)	1,031
2012 (1)	393
2013 (1)	1,590
Thereafter (1)	3,233

$9,542

(1)	Does not reflect the impact of the 787 first flight delay announced in June 2009 which may delay certain of these commitments.

Note 7 – Fair Value Measurements

Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2009 and December 31, 2008, and are categorized using the three levels of fair value hierarchy.

	June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable securities	$1	$1	$–	$–
EETC	4	–	–	4
Interest rate swaps	40	–	40	–
Warrants	18	–	–	18
Total	$63	$1	$40	$22

Liabilities
Interest rate swaps	$(1)	$–	$(1)	$–
Total	$(1)	$–	$(1)	$–

	December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$5	$–	$–	$5
Interest rate swaps	48	–	48	–
Warrants	10	–	–	10
Total	$63	$–	$48	$15

Liabilities
Interest rate swaps	$(3)	$–	$(3)	$–
Total	$(3)	$–	$(3)	$–

Marketable securities. The fair value of our marketable securities is determined using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

Enhanced Equipment Trust Certificate (EETC). The fair value of our EETC is derived using discounted cash flows at market yield based on estimated trading prices for comparable debt securities. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

Interest rate swaps. The fair values of our interest rate swaps are determined using cash flows discounted at market interest rates in effect at the period close.

Warrants. The fair value of warrants is determined using a third party options model. Principal inputs to the model include stock price, volatility and time to expiry. Unrealized gains (losses) are recorded in Other income.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at June 30, 2009. At June 30, 2008, there were no Level 3 assets valued on a recurring basis.

	June 30, 2009
	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Gain/(Loss)	Purchases, Sales, and Settlements	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$–	$(1)	$–	$4
Warrants	10	8	–	–	–	18
Total	$15	$8	$–	$(1)	$–	$22

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the six months ended June 30, and the carrying value and asset classification of the assets still held as of June 30, that incurred these losses:

	2009		2008
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$16	$(6)	$7	$(7)
Equipment under operating leases (2)	45	(15)	–	–
Assets held for sale or re-lease (2)	6	(2)	–	–
Total	$67	$(23)	$7	$(7)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)	Represents carrying value and related write downs which were based on the fair value for the related aircraft.

Effective April 1, 2009, we adopted SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS No. 107-1), which requires interim and annual disclosure of the estimated fair value of financial instruments including those financial instruments for which we did not elect the fair value option.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$1,194	$1,205	$697	$701

LIABILITIES
Debt, excluding capital lease obligations	$(3,570)	$(3,731)	$(3,582)	$(3,646)

OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(3)	$(3)	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents. The carrying value of those items approximate their fair value at June 30, 2009, as reflected in the Consolidated Balance Sheets.

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

Debt. The fair value of debt is based on current market yields for our debt traded in the secondary market.

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2009
	Carrying Value	% of Total Portfolio
AirTran	$1,506	24.1%
American	568	9.1
Hawaiian	462	7.4
Delta	392	6.2
Continental	358	5.7
	$3,286	52.5%

	December 31, 2008
	Carrying Value	% of Total Portfolio
AirTran	$1,529	25.4%
American	552	9.2
Hawaiian	467	7.8
Continental	374	6.2
Virgin Atlantic	223	3.7
	$3,145	52.3%

For the six months ended June 30, 2009 and 2008, AirTran Holdings, Inc. accounted for 20% and 18% of our revenue.

Portfolio carrying values were represented in the following regions:

	June 30, 2009		December 31, 2008
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,752	76.0%	$4,457	74.0%
Europe	886	14.1	1,037	17.2
Asia/Australia	355	5.7	341	5.7
Latin America	201	3.2	122	2.0
Other	61	1.0	66	1.1
	$6,255	100.0%	$6,023	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	June 30, 2009	December 31, 2008
717	$2,327	$2,365
757	953	991
737	542	475
767	520	550
MD-11 (1)	464	560
777	407	81
747	364	383
MD-80	272	298
Other (2)	406	320
	$6,255	$6,023

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	June 30, 2009	December 31, 2008
2004 and newer	19.6%	12.8%
1999 – 2003	57.3	60.4
1994 – 1998	9.1	11.3
1993 and older	14.0	15.5
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At June 30, 2009, our maximum exposure to loss associated with the loss sharing arrangement was $222, for which we have accrued a liability of $48.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other Liabilities for the six months ended June 30:

	2009	2008
Reserve at beginning of period	$39	$59
Increase (reduction) in reserve	7	(10)
Payments received from GECC	2	4
Reserve at end of period	$48	$53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and of shareholder’s equity and comprehensive income, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

July 21, 2009

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

–

the availability of commercial and governmental financing and the extent to which we are called upon to fund Boeing’s and our outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements,

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

Overview

During the six months ended June 30, 2009, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

During the six months ended June 30, 2009, a weak global economic environment and continuing capital market disruptions affected the availability of credit for the airline industry. While there are still sources of financing available for aircraft deliveries, the amount of third party financing available has declined, increasing the amount of financing we are providing and expect to provide to Boeing’s customers. Once capital market conditions improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing for Boeing aircraft deliveries, although we can provide no assurance when that will occur. In addition, the continued problems in the airline industry adversely affected our results of operations in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs.

At June 30, 2009, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At June 30, 2009, we owned 280 commercial aircraft and two C-40 aircraft and had partial ownership or security interest in an additional 49 aircraft. Our portfolio at June 30, 2009 increased to $6.3 billion from $6.0 billion at December 31, 2008. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
New business volume	$583	$155
Write-offs	(12)	(11)
Recovery of write-offs	1	–
Asset impairment	(17)	(35)
Asset run off and prepayments	(89)	(329)
Asset dispositions	(130)	(69)
Depreciation and amortization expense	(104)	(220)

Net change in portfolio balance	$232	$(509)

At June 30, 2009 and December 31, 2008, we had $562 million and $685 million of assets that were held for sale or re-lease, of which $557 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including four of which were placed on lease and 12 that were held for re-lease at June 30, 2009. The remaining nine aircraft are currently on lease to a third party and are scheduled to return by the end of the current year. Additionally, aircraft subject to leases with a carrying value of approximately $417 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $227 million had either executed term sheets with deposits or firm contracts at June 30, 2009.

Our net income was $42 million for the six months ended June 30, 2009 compared with $73 million for the same period in 2008, a decrease of $31 million.

Consolidated Results of Operations

Revenue

Revenue was $330 million for the six months ended June 30, 2009 compared with $364 million for the same period in 2008, a decrease of $34 million.

Finance lease income was $77 million for the six months ended June 30, 2009, a decrease of $8 million compared with the same period in 2008, primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off, reclassification to equipment under operating lease and asset dispositions.

Interest income on notes receivable was $34 million for the six months ended June 30, 2009, an increase of $6 million compared with the same period in 2008, due to an increase in the notes receivables balance partially offset by a decrease in the weighted average annual effective interest rate to 7.5% from 8.2%.

Operating lease income was $201 million for the six months ended June 30, 2009, a decrease of $34 million compared with the same period in 2008, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and asset dispositions. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $46 million and $39 million less than reported, for the six months ended June 30, 2009 and 2008. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Expenses

Expenses were $257 million for the six months ended June 30, 2009 compared with $258 million for the same period in 2008, a decrease of $1 million.

Interest expense was $90 million for the six months ended June 30, 2009, a decrease of $29 million compared with the same period in 2008, primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 5.1% from 5.5%.

Depreciation expense was $104 million for the six months ended June 30, 2009, a decrease of $8 million compared with the same period in 2008, due in part to a lower depreciable balance of equipment under operating leases as a result of asset dispositions in 2008.

The provision for losses was $14 million for the six months ended June 30, 2009, compared with a recovery of $2 million for the same period in 2008. The increase in our allowance through a provision for losses was primarily due to declines in aircraft collateral values exceeding run off of our finance leases and notes receivable.

Asset impairment expense was $17 million for the six months ended June 30, 2009, an increase of $17 million compared with the same period in 2008, primarily due to reduced projected cash flows for certain aircraft.

Provision for income tax

Provision for income tax was $27 million for the six months ended June 30, 2009, a decrease of $12 million compared with the same period in 2008, primarily due to a decrease in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $4 million for the six months ended June 30, 2009, due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared to a gain of $6 million, net of tax, for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $100 million at June 30, 2009, a decrease from $305 million at December 31, 2008. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2009	2008
Net cash provided by operating activities	$215	$223
Net cash (used in) provided by investing activities	(372)	230
Net cash used in financing activities	(48)	(101)

Net (decrease) increase in cash and cash equivalents	$(205)	$352

Operating activities

During the six months ended June 30, 2009, net cash provided by operating activities included net income from operations of $42 million. We had net adjustments for non-cash items of $106 million which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $67 million.

During the six months ended June 30, 2008, net cash provided by operating activities included net income from operations of $73 million. We had net adjustments for non-cash items of $191 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $41 million.

Investing activities

During the six months ended June 30, 2009, net cash used in investing activities primarily included $545 million relating to the origination of notes receivable offset by asset run off.

During the six months ended June 30, 2008, net cash provided by investing activities primarily resulted from asset run off.

Financing activities

During the six months ended June 30, 2009, net cash used in financing activities included scheduled debt repayments of $203 million and cash dividends (including return of capital) to Boeing of $45 million offset by intercompany borrowings of $200 million from Boeing.

During the six months ended June 30, 2008, net cash used in financing activities included scheduled debt repayments of $27 million and cash dividends (including return of capital) to Boeing of $74 million.

Outstanding debt at June 30, 2009 and December 31, 2008 was $3.6 billion and $3.7 billion, of which $589 million will be due in the next 12 months. During the six months ended June 30, 2009, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at June 30, 2009 and December 31, 2008 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $9.5 billion as of June 30, 2009. We anticipate that a significant portion of these commitments will not be exercised given alternative financing sources available to our customers. Given the challenges faced by the aircraft financing market we have been financing a moderate amount of new aircraft deliveries in 2009 and we expect to continue to do so into the foreseeable future. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost of funding or availability of funding sources to us will not be adversely impacted in the future.

We believe we have adequate borrowing capacity. We have $1.5 billion available exclusively for us under Boeing’s committed revolving credit line agreements for general corporate purposes. In addition, we have a Support Agreement with Boeing under which Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the Support Agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

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

On January 29, 2009, Standard & Poor’s (S&P) affirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and our A+ credit ratings on credit watch with negative implications. The rating for short-term borrowings was reaffirmed at A-1. S&P indicated in its April 10, 2009 announcement that they expect any lowering of the long-term ratings in connection with the credit watch placement would likely be limited to one notch, which would be to an ‘A’ rating. On April 30, 2009, Fitch Ratings affirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative. On July 7, 2009, Moody’s affirmed Boeing’s A2 credit rating.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the six months ended June 30, 2009 and 2008. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in Millions)	(1)	(2)	(3)
2009	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$59	$210	$269
Provision for (recovery of) losses	14	(2)	12
Write-offs	(12)	–	(12)
Recovery of write-offs	1	–	1

Allowance for losses on receivables at end of period	$62	$208	$270

Allowance as a percentage of total receivables	1.9%		8.2%
2008
Allowance for losses on receivables at beginning of period	$74	$121	$195
Provision for (recovery of) losses	(2)	82	80
Write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$61	$203	$264

Allowance as a percentage of total receivables	2.1%		9.2%

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

Boeing Capital Corporation

July 22, 2009	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 22, 2009	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)