Form 10-Q
period 2009-09-30
BOEING CAPITAL CORP
filed 2009-10-21
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                        ☐   Yes    ☒  No

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at October 21, 2009: 50,000 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$80	$305
Receivables:
Finance leases	2,055	2,142
Notes and other	1,159	697
	3,214	2,839
Allowance for losses on receivables	(65)	(59)
	3,149	2,780
Equipment under operating leases, net	2,413	2,492
Investments	27	7
Assets held for sale or re-lease, net	460	685
Other assets	71	109
	$6,200	$6,378

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$42	$78
Other liabilities	343	385
Accounts with Boeing	133	11
Deferred income taxes	1,483	1,520
Debt	3,495	3,652
	5,496	5,646
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	700	730
Accumulated other comprehensive income (loss), net of tax	(1)	(3)
Retained earnings	–	–
	704	732
	$6,200	$6,378

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
REVENUE
Finance lease income	$35	$40	$112	$125
Interest income on notes receivable	19	13	53	41
Operating lease income	103	112	304	347
Investment income	1	1	1	3
Other income	8	5	26	19
	166	171	496	535
EXPENSES
Interest expense	42	54	132	173
Depreciation expense	55	55	159	167
Provision for (recovery of) losses	3	(3)	17	(5)
Operating expenses	11	14	35	38
Asset impairment expense	16	7	33	7
Other expense	–	7	8	12
	127	134	384	392
Income from continuing operations before provision for income tax	39	37	112	143
Provision for income tax	15	14	42	53
Income from continuing operations	24	23	70	90
Net gain (loss) on disposal of discontinued operations, net of tax	(4)	11	(8)	17
Net income	$20	$34	$62	$107

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2008	$865	$5	$861	$(1)	$–
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(220)	–	(113)	–	(107)
Net income	107	–	–	–	107	$107
Reclassification adjustment for gain realized on investment in net income, net of tax	1	–	–	1	–	1
Unrealized loss on investments, net of tax	(1)			(1)		(1)
Balance at September 30, 2008	$754	$5	$750	$(1)	$–	$107

Balance at January 1, 2009	$732	$5	$730	$(3)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(93)	–	(31)	–	(62)
Net income	62	–	–	–	62	$62
Unrealized gain on derivative instruments, net of tax	1	–	–	1	–	1
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at September 30, 2009	$704	$5	$700	$(1)	$–	$64

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008
OPERATING ACTIVITIES
Net income	$62	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	152	163
Provision for (recovery of) losses	17	(5)
Net gain on investments and derivative instruments	(8)	–
Asset impairment expense and other charges	35	7
Share-based plans expense	1	2
Other non-cash adjustments related to discontinued operations, net of tax	8	(17)
Change in deferred income taxes	(37)	128
Change in assets and liabilities:
Other assets	–	36
Accrued interest and rents	2	7
Accounts payable and accrued expenses	(36)	(50)
Other liabilities	(54)	43
Accounts with Boeing	128	(126)
Net cash provided by operating activities	270	295
INVESTING ACTIVITIES
Purchase of investment	–	(1)
Proceeds from available-for-sale investments	1	135
Payment for capitalizable costs in process	(56)	(21)
Proceeds from disposition of equipment and receivables	200	69
Principal payments of leases, notes and other receivables	249	130
Origination of leases, notes and other receivables	(655)	–
Net cash (used in) provided by investing activities	(261)	312
FINANCING ACTIVITIES
Proceeds from intercompany borrowing	200	–
Repayment of debt (including intercompany)	(341)	(589)
Payment of cash dividends (including return of capital)	(93)	(220)
Net cash used in financing activities	(234)	(809)
Net decrease in cash and cash equivalents	(225)	(202)
Cash and cash equivalents at beginning of year	305	463
Cash and cash equivalents at end of period	$80	$261

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer (from) to assets held for sale or re-lease	$(1)	$254

Net transfer to (from) equipment under operating leases	$88	$(179)

Transfer from finance leases	$(15)	$(20)

Transfer from other assets	$(94)	$(55)

Transfer to accounts with Boeing	$3	$–

Transfer to investments	$19	$–

Decrease/(increase) in debt due to fair value hedge derivatives	$10	$(14)

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is an indirect wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. We have evaluated subsequent events through October 21, 2009, which is the date that these financial statements were issued. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

During the first quarter of 2009, under our intercompany borrowing and lending arrangement with Boeing, we loaned Boeing $150, which was repaid in the same quarter. During the second quarter of 2009, we borrowed from Boeing $200, of which we repaid $100 in the third quarter, as reflected in Note 5 – Debt.

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

At September 30, 2009, we were the beneficiary under $1,946 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,575.

Intercompany guarantee amounts by type are summarized as follows:

	September 30, 2009		December 31, 2008
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,649	$2,199	$1,693	$2,264
Out of production single-aisle aircraft	171	171	182	182
Out of production twin-aisle aircraft	79	112	182	244
Other, including other Boeing aircraft	47	93	51	94
	$1,946	$2,575	$2,108	$2,784

At September 30, 2009 and December 31, 2008, Accounts with Boeing included deferred revenue of $72 and $85 associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2009	2008
Applied to income	$45	$41
Net change in deferred revenue	(13)	(12)
Net cash received under intercompany guarantee and subsidy agreements	$32	$29

For the nine months ended September 30, 2009 and 2008, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $15 and $25.

For the nine months ended September 30, 2009 and 2008, we recorded new business volume of $590 and $50 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the allowance for losses on receivables for the nine months ended September 30:

	2009	2008
Allowance for losses on receivables at beginning of period	$59	$74
Provision for (recovery of) losses	17	(5)
Write-offs	(12)	(11)
Recovery of write-offs	1	–
Allowance for losses on receivables at end of period	$65	$58

Allowance as a percentage of total receivables	2.0%	2.1%

The carrying value of impaired receivables consisted of the following:

	September 30, 2009	December 31, 2008
Impaired receivables with specific impairment allowance	$–	$16
Impaired receivables with no specific allowance	149	163
Carrying value of impaired receivables	$149	$179

At December 31, 2008, allowance for losses on impaired receivables was $8.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	September 30, 2009	December 31, 2008
Assets placed on non-accrual status:
Receivables	$1	$5
Equipment under operating leases, net (1)	90	57
	91	62
Assets held for sale or re-lease, net (1)	29	19
	$120	$81

Percent of non-performing receivables to total receivables	–%	0.2%
Percent of total non-performing assets to total portfolio	2.0%	1.3%

(1)

At September 30, 2009 and December 31, 2008, equipment under operating leases of $317 and $205 and assets held for sale or re-lease of $246 and $361 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

Note 4 – Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

September 30, 2009	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
Marketable equity securities (1)	$20	$1	$(1)	$20
EETC (2)	6	–	(1)	5
Total	$26	$1	$(2)	$25

December 31, 2008
Available-for-sale investments:
EETC (2)	$8	$–	$(3)	$5
Total	$8	$–	$(3)	$5

(1)	During the third quarter of 2009, we exchanged warrants of $19 held in Other Assets for common stock.

(2)	At September 30, 2009 and December 31, 2008, the Enhanced Equipment Trust Certificate (EETC) has been in a continuous unrealized loss position for more than 12 months.

We believe that the unrealized losses related to our debt and equity securities are not other-than-temporary. The unrealized losses are driven by market liquidity that has caused price deterioration. We do not have a foreseeable need to liquidate these securities and anticipate recovering the full cost of these securities either as market conditions improve, or as the security matures.

The contractual maturities of available-for-sale debt securities at September 30, 2009, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	4	3
Due from five to ten years	1	1
Total	$6	$5

Note 5 – Debt

Debt, including the net effects of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at September 30, 2009)	September 30, 2009	December 31, 2008
0.24% intercompany borrowing due through 2009	$100	$–
4.00% - 7.58% fixed rate notes due through 2017	3,149	3,396
1.53% - 2.24% floating rate notes due through 2023	120	120
1.36% - 5.79% non-recourse notes due through 2013	62	66
0.94% capital lease obligation due through 2015	64	70
	$3,495	$3,652

At September 30, 2009, and December 31, 2008, we were a party to interest rate swaps, which effectively convert debt of $725 and $725 from fixed rate to floating rate and $92 and $92 from floating rate to fixed rate.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2009, we were in compliance with these covenants.

Note 6 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

	September 30, 2009
	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$38	$–

The notional amount of our interest rate swaps is disclosed in Note 5 – Debt.

The following table summarizes the effect of our derivative instruments on Accumulated Other Comprehensive Income (AOCI) and the Statement of Operations for the nine months ended September 30:

	2009
	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income
		Location	Amount
Derivatives in cash flow hedging relationships
Interest rate swaps (effective portion)	$2	Interest Expense	$(2)

For the three and nine months ended September 30, 2009, we recognized a gain of $1 and $9 in Other Income related to warrants to purchase common stock of an unaffiliated third party. At September 30, 2009 we no longer held these warrants.

Note 7 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

As of September 30, 2009, we have received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flows and/or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value, market rental rates and guarantee coverage, if any.

In May 2009, we agreed to a restructuring of lease terms with Midwest Airlines (Midwest), under which Midwest is scheduled to return the remaining six 717 aircraft currently on lease by the end of the current year. We have firm contracts for these aircraft to be placed on lease with Mexicana Group. As a result of guarantees from Boeing that limit our risk of loss for non-payment by Midwest under our existing leases, we do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Commitments

At September 30, 2009, we and Boeing had unfunded financing commitments of $9,599, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give

Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance given the current capital market disruptions that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest funding dates as of September 30, 2009) is as follows:

Total
October through December 2009	$626
2010	2,153
2011	543
2012	158
2013	1,444
Thereafter	4,675
$9,599

Note 8 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2009 and December 31, 2008, and are categorized using the three levels of fair value hierarchy.

	September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable equity securities	$20	$20	$–	$–
EETC	5	–	–	5
Interest rate swaps	38	–	38	–
Total	$63	$20	$38	$5

	December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$5	$–	$–	$5
Interest rate swaps	48	–	48	–
Warrants	10	–	–	10
Total	$63	$–	$48	$15

Liabilities
Interest rate swaps	$(3)	$–	$(3)	$–
Total	$(3)	$–	$(3)	$–

Marketable equity securities. The fair value of our marketable equity securities is determined using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

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

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at September 30, 2009. At September 30, 2008, there were no Level 3 assets valued on a recurring basis.

	September 30, 2009
	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Gain/(Loss)	Purchases, Sales, and Settlements	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$1	$(1)	$–	$5
Warrants	10	9	–	(19)	–	–
Total	$15	$9	$1	$(20)	$–	$5

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the nine months ended September 30, and the carrying value and asset classification of the related assets still held as of September 30.

	2009		2008
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$1	$(6)	$8	$(5)
Equipment under operating leases (2)	91	(26)	–	–
Assets held for sale or re-lease (2)	33	(7)	–	–
Total	$125	$(39)	$8	$(5)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)	Represents carrying value and related write downs which were based on the fair value for the related aircraft.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Notes and other	$1,159	$1,189	$697	$701
LIABILITIES
Debt, excluding capital lease obligations	$(3,431)	$(3,613)	$(3,582)	$(3,646)
OFF-BALANCE SHEET ARRANGEMENTS
Guarantor obligations from us	$(3)	$(3)	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents. The carrying value of those items approximate their fair value at September 30, 2009, as reflected in the Consolidated Balance Sheets.

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

Note 9 – Concentrations

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

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2009
	Carrying Value	% of Total Portfolio
AirTran	$1,586	25.9%
American	546	8.9
Hawaiian	458	7.5
Delta	412	6.7
Continental	351	5.8
	$3,353	54.8%

	December 31, 2008
	Carrying Value	% of Total Portfolio
AirTran	$1,529	25.4%
American	552	9.2
Hawaiian	467	7.8
Continental	374	6.2
Virgin Atlantic	223	3.7
	$3,145	52.3%

For the nine months ended September 30, 2009 and 2008, AirTran Holdings, Inc. accounted for 19% and 18% of our revenue.

Portfolio carrying values were represented in the following regions:

	September 30, 2009		December 31, 2008
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,542	74.3%	$4,457	74.0%
Europe	825	13.5	1,037	17.2
Asia/Australia	341	5.6	341	5.7
Latin America	285	4.6	122	2.0
Other	121	2.0	66	1.1
	$6,114	100.0%	$6,023	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2009	December 31, 2008
717	$2,298	$2,365
757	920	991
737	602	475
767	497	550
MD-11 (1)	431	560
777	399	81
747	354	383
MD-80	249	298
Other (2)	364	320
	$6,114	$6,023

(1)	MD-11 aircraft are currently in or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	September 30, 2009	December 31, 2008
2004 and newer	20.9%	12.8%
1999 – 2003	57.2	60.4
1994 – 1998	8.5	11.3
1993 and older	13.4	15.5
	100.0%	100.0%

Note 10 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At September 30, 2009, our maximum exposure to loss associated with the loss sharing arrangement was $220, for which we have accrued a liability of $55.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other Liabilities for the nine months ended September 30:

	2009	2008
Reserve at beginning of period	$39	$59
Increase (reduction) in reserve	14	(28)
Payments received from GECC	2	8
Reserve at end of period	$55	$39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of shareholder’s equity and comprehensive income, and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

October 21, 2009

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

Overview

During the nine months ended September 30, 2009, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

During the nine months ended September 30, 2009, a weak global economic environment and capital market disruptions affected the availability of credit for the airline industry. While sources of financing available for aircraft deliveries have improved during the year, we provided limited financing to certain Boeing customers. To the extent capital market conditions continue to improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing.

The weak economic environment has adversely affected the airline industry and our customers’ operations and financial performance. This in turn has impacted our revenues, earnings and cash flows.

At September 30, 2009, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At September 30, 2009, we owned 277 commercial aircraft and two C-40 aircraft and had partial ownership or security interest in an additional 47 aircraft. Our portfolio at September 30, 2009 increased to $6.1 billion from $6.0 billion at December 31, 2008. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
New business volume	$736	$155
Write-offs	(12)	(11)
Recovery of write-offs	1	–
Transfer of assets	19	–
Asset impairment and other charges	(35)	(35)
Asset run off and prepayments	(260)	(329)
Asset dispositions	(199)	(69)
Depreciation and amortization expense	(159)	(220)

Net change in portfolio balance	$91	$(509)

At September 30, 2009 and December 31, 2008, we had $460 million and $685 million of assets that were held for sale or re-lease, of which $431 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including eight of which were placed on lease and 11 that were held for re-lease at September 30, 2009. The remaining six aircraft are currently on lease to Midwest Airlines as of September 30, 2009 and are scheduled to return by the end of the current year. Additionally, aircraft subject to leases with a carrying value of approximately $346 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and aircraft subject to leases with a carrying value of approximately $179 million had either executed term sheets with deposits or firm contracts at September 30, 2009.

Our net income was $62 million for the nine months ended September 30, 2009 compared with $107 million for the same period in 2008, a decrease of $45 million.

Consolidated Results of Operations

Revenue

Revenue was $496 million for the nine months ended September 30, 2009 compared with $535 million for the same period in 2008, a decrease of $39 million.

Finance lease income was $112 million for the nine months ended September 30, 2009, a decrease of $13 million compared with the same period in 2008, primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off, reclassification to equipment under operating lease and asset dispositions. Without the support from Boeing in the form of intercompany guarantees our Finance lease income, would have been $9 million less than reported, for the nine months ended September 30, 2009. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Interest income on notes receivable was $53 million for the nine months ended September 30, 2009, an increase of $12 million compared with the same period in 2008, due to an increase in the notes receivables balance partially offset by a decrease in the weighted average annual effective interest rate to 7.4% from 8.2%.

Operating lease income was $304 million for the nine months ended September 30, 2009, a decrease of $43 million compared with the same period in 2008, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and asset dispositions. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $36 million and $39 million less than reported, for the nine months ended September 30, 2009 and 2008. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Expenses

Expenses were $384 million for the nine months ended September 30, 2009 compared with $392 million for the same period in 2008, a decrease of $8 million.

Interest expense was $132 million for the nine months ended September 30, 2009, a decrease of $41 million compared with the same period in 2008, primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments and a decrease in the weighted average annual effective interest rate on all borrowings to 4.9% from 5.4%.

Depreciation expense was $159 million for the nine months ended September 30, 2009, a decrease of $8 million compared with the same period in 2008, due in part to a lower depreciable balance of equipment under operating leases.

The provision for losses was $17 million for the nine months ended September 30, 2009, compared with a recovery of $5 million for the same period in 2008. The increase in our allowance through a provision for losses was primarily due to declines in aircraft collateral values exceeding run off of our finance leases and notes receivable.

Asset impairment expense was $33 million for the nine months ended September 30, 2009, an increase of $26 million compared with the same period in 2008, primarily due to reduced projected cash flows for certain aircraft.

Other expense was $8 million for the nine months ended September 30, 2009, a decrease of $4 million compared with the same period in 2008 primarily due to lower aircraft delivery, maintenance and modification expense.

Provision for income tax

Provision for income tax was $42 million for the nine months ended September 30, 2009, a decrease of $11 million compared with the same period in 2008, primarily due to a decrease in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $8 million for the nine months ended September 30, 2009, due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared to a gain of $17 million, net of tax, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $80 million at September 30, 2009, a decrease from $305 million at December 31, 2008. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2009	2008
Net cash provided by operating activities	$270	$295
Net cash (used in) provided by investing activities	(261)	312
Net cash used in financing activities	(234)	(809)

Net decrease in cash and cash equivalents	$(225)	$(202)

Operating activities

During the nine months ended September 30, 2009, net cash provided by operating activities included net income from operations of $62 million. We had net adjustments for non-cash items of $168 million which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $40 million.

During the nine months ended September 30, 2008, net cash provided by operating activities included net income from operations of $107 million. We had net adjustments for non-cash items of $278 million which primarily related to depreciation expense and an increase in deferred income taxes. We also had a net decrease in cash of $90 million due to changes in assets and liabilities.

Investing activities

During the nine months ended September 30, 2009, net cash used in investing activities primarily included $655 million relating to the origination of notes receivable offset by asset run off.

During the nine months ended September 30, 2008, net cash provided by investing activities primarily resulted from asset run off.

Financing activities

During the nine months ended September 30, 2009, net cash used in financing activities included scheduled debt repayments of $341 million (including $100 million of intercompany debt) and cash dividends (including return of capital) to Boeing of $93 million offset by intercompany borrowings of $200 million from Boeing.

During the nine months ended September 30, 2008, net cash used in financing activities included scheduled debt repayments of $589 million and cash dividends (including return of capital) to Boeing of $220 million.

Outstanding debt at September 30, 2009 and December 31, 2008 was $3.5 billion and $3.7 billion, of which $1.0 billion will be due in the next 12 months. During the nine months ended September 30, 2009, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at September 30, 2009 and December 31, 2008 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $9.6 billion as of September 30, 2009. We anticipate that a significant portion of these commitments will not be exercised given alternative financing sources available to our customers. Given the challenges faced by the aircraft financing market we have been financing a small number of new aircraft deliveries in 2009 and we expect to continue to do so into the foreseeable future. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost of funding or availability of funding sources to us will not be adversely impacted in the future.

During the third quarter of 2009, we established a $750 million medium-term notes program and a $750 million retail notes program, each pursuant to our $5.0 billion SEC registration statement for debt securities that became effective on November 12, 2008. We have not issued any securities under those programs or otherwise used this registration statement. In the event we choose to pursue funding under these programs or otherwise pursuant to our SEC registration statement, the availability of such funding will depend on investor demand and market conditions.

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

Our credit ratings are as follows:

Debt	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings
Short-term	A-1	P-1	F1
Senior	A	A2	A+

On January 29, 2009, Standard & Poor’s (S&P) affirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and our A+ credit ratings on credit watch with negative implications. The rating for short-term borrowings was reaffirmed at A-1. On April 30, 2009, Fitch Ratings affirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative. On July 29, 2009, S&P lowered Boeing’s and our long-term ratings from A+ to A. On October 14, 2009, Moody’s affirmed Boeing’s and our A2 and P-1 ratings, but changed its outlook from neutral to negative.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the nine months ended September 30, 2009 and 2008. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in Millions)	(1)	(2)	(3)
2009	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$59	$210	$269
Provision for losses	17	13	30
Write-offs	(12)	–	(12)
Recovery of write-offs	1	–	1

Allowance for losses on receivables at end of period	$65	$223	$288

Allowance as a percentage of total receivables	2.0%		9.0%

2008
Allowance for losses on receivables at beginning of period	$74	$121	$195
Provision for (recovery of) losses	(5)	80	75
Write-offs	(11)	–	(11)
Allowance for losses on receivables at end of period	$58	$201	$259

Allowance as a percentage of total receivables	2.1%		9.2%

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls as of September 30, 2009 and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In accordance with Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of the instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boeing Capital Corporation

October 21, 2009	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 21, 2009	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)