Form 10-K
period 2009-12-31
BOEING CAPITAL CORP
filed 2010-02-08
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-10795

BOEING CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2564584
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

500 Naches Ave. SW, 3rd Floor • Renton, Washington 98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (425) 965-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
5.80% Senior Notes due 2013	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $100 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

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

Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 1, 2010: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are based upon assumptions about future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak to events only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Our actual results and future trends may differ materially depending on a variety of factors, including the following:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, credit ratings, increases in fuel-related costs, the liquidity of the global financial markets, responses to increasing environmental concerns, as well as events such as war, terrorist attacks or a serious health epidemic,

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

This report includes important information as to these risks in Item 1. Business, Item 1A. Risk Factors, and in the Notes to our Consolidated Financial Statements. Additional important information as to these risks is also included in Item 7. Management’s Narrative Analysis of the Results of Operations.

Item 1. Business

GENERAL

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Defense, Space & Security (formerly Integrated Defense Systems) customers.

At December 31, 2009, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At December 31, 2009, our portfolio totaled $5.7 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2009, we owned 274 commercial aircraft, one C-40 aircraft and had partial ownership or security interests in an additional 43 aircraft.

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

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2009, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $1.9 billion related to portfolio assets totaling $2.6 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2009. That report is not incorporated by reference into this filing of Boeing Capital Corporation.

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

EMPLOYEES

At December 31, 2009, we had 161 employees, compared with 160 at December 31, 2008. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations and timing of filling open positions. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 1, 2010, we had 159 employees.

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

We periodically review our portfolio of equipment under operating leases for impairment. The cumulative undiscounted cash flows expected to result from the use and eventual disposition of these assets are greater than their carrying value. However, the fair value of certain of these assets as measured at their expected sale price is less than their carrying value. Expected cash flows could be adversely affected by certain factors, including credit deterioration of a lessee, declines in future rental rates or by a change in our intention to hold or dispose of an asset. If, during our periodic reviews, we determine that the fair value of an asset is less than the carrying value and the revised expected undiscounted cash flows reflect an adverse change, we may recognize impairment charges, which could have a material adverse effect on our earnings and/or financial position.

We may be unable to maintain assets on lease at satisfactory lease rates.

Our profitability depends largely on our ability to maintain assets on lease at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to, reduced demand or oversupply in the markets in which the company operates and changes in customer preferences for aircraft types. For example, bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced lease rates. If aircraft lease rates fall or if a significant number of our aircraft were to remain idle for an extended period, there could be a material adverse effect on our earnings, cash flows and/or financial position.

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

We are a wholly owned subsidiary and therefore subject to strategic decisions of Boeing and affected by Boeing’s performance.

We are fundamentally affected by our relationship with Boeing. As a wholly owned subsidiary of Boeing we are subject to a wide range of possible strategic decisions which Boeing may make from time to time. Those strategic decisions could include the level and types of financing provided to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing, and the ending of certain aircraft programs. In addition, circumstances affecting Boeing can significantly affect us. For example, our debt ratings are closely tied to those of Boeing, and when rating agencies take actions regarding Boeing’s ratings, they may take the same actions with respect to our ratings. Significant changes in Boeing’s overall strategy or its relationship with us or material adverse changes in Boeing’s performance could have a material adverse effect on us.

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

Aspects of our business are regulated by state, federal and foreign governmental authorities. We are also subject to various laws and judicial and administrative decisions, mostly as a result of our activities as a lender and lessor, that restrict or regulate, among other things,

–	our credit granting and financing activities,

–	the establishment of maximum interest rates,

–	financing transactions we enter into,

–	our collection, foreclosure, repossession and claims-handling procedures and other trade practices,

–	the use and reporting of information related to a borrower’s or lessee’s credit experience and other data collection, and

–	disclosure requirements.

We may not be able to forecast changes to legislation; tax, accounting and other regulations; and judicial and administrative decisions and orders or interpretations, and these changes could have a material adverse effect on our earnings, cash flows and/or financial position. Our operations and results could also be materially impacted by financial regulatory reform.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2009 and 2008, we declared and paid dividends (including return of capital) totaling $93 million and $254 million to Boeing.

A covenant in one of our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2009, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007	2006	2005
New business volume (1)	$766	$155	$24	$250	$601

Statement of operations data:
Revenue	$660	$703	$815	$1,025	$966
Income from continuing operations	$80	$102	$147	$185	$146

Dividends to Boeing (including return of capital)	$93	$254	$408	$344	$338
Non-cash capital contributions from Boeing	$2	$3	$5	$9	$17

Balance sheet data:
Cash and cash equivalents	$596	$305	$463	$589	$297

Portfolio (2)	$5,666	$6,023	$6,532	$8,034	$9,206

Total assets	$6,774	$6,378	$7,044	$8,584	$9,544
Total debt	$4,075	$3,652	$4,327	$5,590	$6,322

Debt to equity ratio	5.8	5.0	5.0	5.0	5.0
Ratio of earnings to fixed charges (3)	1.7	1.7	1.8	1.8	1.6

(1)	New business volume equals funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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

Business Environment and Trends

2008 and 2009 were extremely challenging for the world’s airlines as key external business factors (oil prices, economic growth, exchange rates and financing terms) experienced high levels of volatility. In the first half of 2008, airlines focused on adapting to spiking oil prices which peaked close to $150/barrel. In autumn 2008, the airlines’ focus shifted to the fallout of the global credit crisis and recession as fuel prices fell below $40/barrel for the first time since 2004, and in 2009 passenger and cargo traffic experienced their worst ever declines. This business environment curtailed the airline industry profit recovery that started in 2006. As a result, the global airline industry has now reported losses in seven out of the last ten years, and over 30 airlines have entered bankruptcy since the beginning of 2008.

In this challenging environment, airlines are adapting their operations to meet the realities of the markets in which they operate. Airlines reduced global passenger capacity by 2% in 2009 through a combination of frequency and route cuts in unprofitable markets, lower daily airplane utilization (flight hours per day) and parking/scrapping of older generation airplanes. Airlines are also replacing older, less fuel efficient airplanes, reducing non-fuel costs and finding new ways to partner through alliances or mergers and acquisitions.

Near-term global airline industry indicators are improving although many uncertainties persist. Global economic recovery has begun. Although it is expected to vary significantly by region both in terms of speed and magnitude, world economic growth is forecast to grow moderately in 2010 following contraction in 2009. As a result, airline industry forecasts generally indicate global passenger traffic returning close to 2008 levels in 2010 with many emerging markets posting growth over 2009. Air cargo traffic is forecast to grow above the long-term trend rates in 2010 following two years of contraction which have taken traffic back to 2002 and 2003 levels. Due to these improving demand conditions, airlines are expected to see significantly smaller financial losses globally in 2010.

A substantial portion of our portfolio is concentrated among U.S. commercial airline customers. The weak global economic environment and capital market disruptions affected the availability of credit for the airline industry. While sources of financing available for aircraft deliveries improved during 2009, we provided limited financing to certain Boeing customers. To the extent capital market conditions continue to improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,400 western-built commercial jet aircraft (11.6% of current world fleet) were parked as of December 2009, including both in-production and out-of-production aircraft types. Over 36% of the parked aircraft are not expected to return to service. In December 2008 and 2007, 11.0% and 8.2% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2009, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2009 decreased to $5.7 billion from $6.0 billion at December 31, 2008. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2009	2008
New business volume	$766	$155
Write-offs	(12)	(11)
Recovery of write-offs	1	–
Transfer of assets	19	–
Asset impairment and other charges	(91)	(35)
Asset run off and prepayments	(613)	(329)
Asset dispositions	(220)	(69)
Depreciation and amortization expense	(207)	(220)
Net decrease in portfolio balance	$(357)	$(509)

At December 31, 2009 and 2008, we had $385 million and $685 million of assets that were held for sale or re-lease, of which $345 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including 13 of which were placed on lease and 12 that were held for sale or re-lease at December 31, 2009. Additionally, aircraft subject to leases with a carrying value of approximately $171 million are scheduled to be returned off lease during 2010. These aircraft are being remarketed or the leases are being extended and approximately $15 million of such aircraft had either executed term sheets with deposits or firm contracts at December 31, 2009.

Our net income was $57 million for 2009 compared with $120 million for 2008. For the years ended December 31, 2009 and 2008 our return on average assets calculated on Income from continuing operations was 1.2% and 1.5%.

Consolidated Results of Operations

Revenue

Revenue consists primarily of lease income from equipment under operating leases and interest from finance lease receivables and notes. Revenue was $660 million in 2009 compared with $703 million in 2008, a decrease of $43 million.

Finance lease income was $144 million in 2009, a decrease of $19 million compared with 2008 primarily due to residual value impairments and a decrease in the weighted average balance of finance leases as a result of normal run-off. Without the support from Boeing in the form of intercompany guarantees our Finance lease income would have been $10 million less than reported for 2009. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Interest income on notes receivable was $75 million in 2009, an increase of $19 million compared with 2008 primarily due to an increase in the notes receivable balance partially offset by a decrease in the weighted average annual effective interest rate to 7.8% from 8.2%.

Operating lease income was $404 million in 2009, a decrease of $53 million compared with 2008 primarily due to a decrease in the equipment under operating leases as a result of aircraft returns and asset dispositions. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $46 million and $56 million less than reported, for the years ended December 31, 2009 and 2008. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Other income was $36 million in 2009, an increase of $12 million compared with 2008. The activity in 2009 consisted primarily of aircraft maintenance reserves taken to income from expired leases, income on increases in the fair value of warrants that we hold and income from a bankruptcy settlement. Other income in 2008 consisted primarily of short-term investment income.

Expenses

Expenses consist of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses were $534 million in 2009 compared with $541 million in 2008, a decrease of $7 million.

Interest expense was $175 million in 2009, a decrease of $48 million compared with 2008 due to a decrease in the weighted average annual effective interest rate on all borrowings to 4.7% from 5.4% partially offset by an increase in the balance of debt outstanding as a result of our fourth quarter issuance of $1.0 billion principal amount of debt.

Depreciation expense was $207 million in 2009, a decrease of $13 million compared with 2008 due primarily to a lower depreciable balance of equipment under operating leases as a result of asset dispositions.

The provision for losses was $23 million in 2009, compared with a recovery of $4 million in 2008. The increase in our allowance through a provision for losses was primarily due to the declines in aircraft collateral values exceeding the impact of run off of our finance leases and notes receivable.

Asset impairment expense was $75 million in 2009, an increase of $40 million compared with 2008 primarily due to reduced projected cash flows for certain aircraft.

Provision for income tax

Provision for income tax was $46 million in 2009, a decrease of $14 million compared with 2008 primarily due to a decrease in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $23 million for 2009 due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a gain of $18 million, net of tax, in 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $596 million at December 31, 2009, an increase from $305 million at December 31, 2008. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2009	2008
Net cash provided by operating activities	$332	$549
Net cash (used in) provided by investing activities	(414)	256
Net cash provided by (used in) financing activities	373	(963)
Net increase (decrease) in cash and cash equivalents	$291	$(158)

Operating activities

During 2009, net cash provided by operating activities included net income from operations of $57 million. We had net adjustments for non-cash items of $261 million, which primarily related to depreciation expense and asset impairment and other related charges. We also had a net increase in cash due to changes in assets and liabilities of $14 million.

During 2008, net cash provided by operating activities included net income from operations of $120 million. We had adjustments and non-cash items of $347 million, which primarily related to depreciation expense, deferred income taxes and asset impairment expense. We also had a net increase in cash due to changes in assets and liabilities of $82 million.

Investing activities

During 2009, net cash used in investing activities included the purchase of $500 million in short-term investments and $72 million related to the origination of leases, notes and other receivables net of repayments, partially offset by an increase in cash of $220 million from sale of aircraft.

During 2008, net cash provided by investing activities included a scheduled repayment of an investment in the amount of $135 million and principal payments of leases, notes and other receivables of $178 million. We also had a decrease in cash of $90 million related to the origination of notes.

Financing activities

In 2009, net cash provided by financing activities included $994 million of net proceeds from our debt issuances and $200 million of intercompany borrowings from Boeing. During 2009 and 2008, we made debt repayments of $728 million (including $200 million of intercompany debt) and $709 million and paid dividends (including return of capital) of $93 million and $254 million.

Outstanding debt at December 31, 2009 and December 31, 2008 was $4.1 billion and $3.7 billion, of which $659 million (including $14 million for the effect of interest rate swaps) will be due during 2010. During 2009 and 2008, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at December 31, 2009 and 2008 was 5.8-to-1 and 5.0-to-1, respectively. The increase in leverage resulted from our issuance of debt in the fourth quarter of 2009, a significant portion of the proceeds of which we intend to use to repay our debt maturing in 2010. We expect our leverage to return to approximately 5.0-to-1 by the end of 2010.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $10.4 billion as of December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised given alternative financing sources available to our customers. As a result of the challenging aircraft financing market, we financed a small number of new aircraft deliveries in 2009 and we expect to continue to do so into the foreseeable future. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

On October 27, 2009, we issued notes totaling $1.0 billion under our $5.0 billion Securities and Exchange Commission (SEC) registration statement. During 2009, we also established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of funding under these programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 8.

Risks that could affect our sources of liquidity include among others,

–	a downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions to the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2009, as well as at each quarter end during the year, we were in compliance with these covenants.

Credit Ratings

Our access to capital is affected by ratings of our debt by credit rating agencies. As a wholly owned finance company, our credit ratings are closely tied to those of Boeing due to the support agreement entered into between Boeing and us in December 2003 in addition to transactional support and guarantees. Our ratings and spreads could be impacted positively or negatively by changing perceptions of Boeing, the airline industry, the defense industry or of Boeing’s competitive position. It is possible that these changes could affect our access to the capital markets. We believe our access to the capital markets is adequate.

Our credit ratings are as follows:

Debt	Fitch	Moody’s	Standard & Poor’s
Long-term	A+	A2	A
Outlook	Negative	Negative	Stable
Short-term	F1	P-1	A-1

On April 30, 2009, Fitch Ratings affirmed Boeing’s and our A+ credit rating but changed its outlook from stable to negative. On July 29, 2009, Standard & Poor’s (S&P) lowered Boeing’s and our long-term ratings from A+ to A. On October 14, 2009, Moody’s affirmed Boeing’s and our A2 and P-1 ratings, but changed its outlook from neutral to negative.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the SEC, including guarantor obligations and variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2009:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2010	2011- 2012	2013- 2014	2015- Thereafter
Debt (1)	$3,989	$636	$1,656	$1,157	$540
Capital lease obligations (1)	62	9	20	21	12
Interest (2)	709	178	250	123	158
Purchase obligations (3)	65	33	32	–	–
	$4,825	$856	$1,958	$1,301	$710

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2009 on floating rate debt.

(3)	Purchase obligations due in 2010 includes $1 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from future borrowings.

The following table summarizes our commercial commitments outstanding at December 31, 2009:

Commercial Commitments

		Total Amounts Committed/ Maximum Amount of Loss
(Dollars in millions)	Total	2010	2011- 2012	2013- 2014	2015- Thereafter
Guarantor obligations (1)	$21	$21	$–	$–	$–
Financing commitments (2)	328	120	163	45	–
	$349	$141	$163	$45	$–

(1)

Primarily consists of residual value guarantees provided by us based on expected maturity date. For a discussion of our guarantor obligations, see Item 8. Financial Statements and Supplementary Data, Note 13.

(2)	Represents our commitments to provide leasing and other financing based on estimated earliest potential funding dates.

In addition to our financing commitments of $328 million at December 31, 2009, Boeing had unfunded financing commitments of $10.1 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates) is as follows:

Total
2010	$1,753
2011	657
2012	493
2013	1,178
2014	1,530
Thereafter	4,470
$10,081

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

Impairment Review for Equipment under Operating Leases and Held for Re-lease

We evaluate equipment under operating lease or assets held for re-lease for impairment at least annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flow from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less residual value guarantees, if applicable, over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $8 million for the year ended December 31, 2009.

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

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2009, the allowance would have decreased by $34 million or increased by $74 million. If the collateral values were 10% higher or lower at December 31, 2009, the allowance would have decreased by $20 million or increased by $22 million. If the cumulative default rates used for each rating category were increased or decreased by 1%, the allowance would have increased by $1 million or decreased by $1 million.

Lease Residual Values

Equipment under operating leases and assets held for sale or re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for sale or re-lease. If the estimated residual values declined 10% at December 31, 2009, this would result in a future cumulative pre-tax earnings impact of approximately $180 million recognized over the remaining depreciable periods, of which approximately $45 million would be recognized in 2010.

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the years ended December 31, 2009 and 2008. Column 3 presents this information, calculated in accordance with our accounting policy (see Item 8. Financial Statements and Supplementary Data, Note 1), if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2009	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$59	$210	$269
Provision for losses	23	21	44
Write-offs	(12)	–	(12)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of year	$71	$231	$302

Allowance as a percentage of total receivables	2.5%		10.5%
2008
Allowance for losses on receivables at beginning of year	$74	$121	$195
Provision for (recovery of) losses	(4)	88	84
Write-offs	(11)	1	(10)
Allowance for losses on receivables at end of year	$59	$210	$269

Allowance as a percentage of total receivables	2.1%		9.5%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A key function of a finance company is to manage market risk. One of our principal sources of market risk relates to interest rate changes. Exposure to this risk is managed by generally matching the profile of our liabilities with that of our assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. Interest rate derivatives are tools used to assist with this matching and are not used for speculative purposes or trading. Matching is a dynamic process affected by changes in our assets that may require adjusting our liabilities and/or derivatives.

In the fourth quarter of 2009, we elected to change from a fair value sensitivity disclosure to a future earnings sensitivity disclosure. The principal reason for the change is to provide greater alignment with the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows than our previous analysis.

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of interest rate changes on our pre-tax earnings. In our analysis, we include balance sheet instruments whose income or interest expense would be impacted by changes in floating interest rates, which consists of Cash and cash equivalents, Short-term investments, Receivables, and Debt. We assume that the level of floating rate assets and debt (including the impact of derivatives) remain unchanged from year end 2009 and that they are all subject to immediate re-pricing. As of December 31, 2009, the impact to pre-tax earnings of a 100 basis point immediate and sustained rise in interest rates would be insignificant for the year ending December 31, 2010.

Using the same methodology as above, as of December 31, 2008, the impact of a 100 basis point immediate and sustained rise in interest rates would have resulted in a $3 million decrease to pre-tax earnings for the year ended December 31, 2009.

This analysis does not necessarily represent our current outlook of future market interest rate movements, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with our sensitivity analysis.

Additional risks include credit risk and lease residual risk, which are discussed in Item 7. Critical Accounting Estimates.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 15 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 8, 2010

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2009	2008
ASSETS
Cash and cash equivalents	$596	$305
Short-term investments	500	–
Receivables:
Finance leases	2,024	2,142
Notes and other	865	697
	2,889	2,839
Allowance for losses on receivables	(71)	(59)
	2,818	2,780
Equipment under operating leases, net	2,368	2,492
Investments	24	7
Assets held for sale or re-lease, net	385	685
Other assets	83	109
	$6,774	$6,378

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$83	$78
Other liabilities	380	385
Accounts with Boeing	85	11
Deferred income taxes	1,452	1,520
Debt	4,075	3,652
	6,075	5,646
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	696	730
Accumulated other comprehensive income (loss), net of tax	(2)	(3)
Retained earnings	–	–
	699	732
	$6,774	$6,378

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
REVENUE
Finance lease income	$144	$163	$179
Interest income on notes receivable	75	56	106
Operating lease income	404	457	470
Investment income	1	3	23
Net gain on disposal of assets	–	–	1
Other income	36	24	36
	660	703	815
EXPENSES
Interest expense	175	223	297
Depreciation expense	207	220	216
Provision for (recovery of) losses	23	(4)	(26)
Operating expenses	45	50	57
Asset impairment expense	75	35	33
Other expense	9	17	4
	534	541	581
Income from continuing operations before provision for income tax	126	162	234
Provision for income tax	46	60	87
Income from continuing operations	80	102	147
Net gain (loss) on disposal of discontinued operations, net of tax	(23)	18	16
Net income	$57	$120	$163

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2006	$1,113	$5	$1,101	$7	$–	$192
Non-cash capital contributions from Boeing	5	–	5	–	–
Cash dividends to Boeing (including return of capital)	(408)	–	(245)	–	(163)
Net income	163	–	–	–	163	$163
Unrealized loss on derivative instruments, net of tax of $1	(2)	–	–	(2)	–	(2)
Unrealized loss on investments, net of tax of $3	(6)	–	–	(6)	–	(6)
Balance at December 31, 2007	$865	$5	$861	$(1)	$–	$155

Non-cash capital contributions from Boeing	3	–	3	–	–
Cash dividends to Boeing (including return of capital)	(254)	–	(134)	–	(120)
Net income	120	–	–	–	120	$120
Reclassification adjustment for gain realized on investments, net of tax of $1	1	–	–	1	–	1
Unrealized loss on derivative instruments, net of tax of $1	(1)			(1)		(1)
Unrealized loss on investments, net of tax of $1	(2)	–	–	(2)	–	(2)
Balance at December 31, 2008	$732	$5	$730	$(3)	$–	$118

Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(93)	–	(36)	–	(57)
Net income	57	–	–	–	57	$57
Unrealized gain on derivative instruments, net of tax of $1	2	–	–	2	–	2
Unrealized loss on investments, net of tax (1)	(1)	–	–	(1)	–	(1)
Balance at December 31, 2009	$699	$5	$696	$(2)	$–	$58

(1)	At December 31, 2009, the tax amount related to the unrealized loss on investments was less than $1.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2009, 2008 and 2007.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$57	$120	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	198	215	208
Net gain on disposal of assets	–	–	(1)
Provision for (recovery of) losses	23	(4)	(26)
Net gain on investments and derivative instruments	(8)	(10)	–
Asset impairment expense and other charges	91	35	33
Share-based plans expense	2	3	5
Other non-cash adjustments related to discontinued operations, net of tax	23	(18)	(16)
Change in deferred income taxes	(68)	126	44
Change in assets and liabilities:
Other assets	(16)	32	5
Accrued interest and rents	3	16	17
Accounts payable and accrued expenses	5	(17)	(27)
Other liabilities	(57)	73	17
Accounts with Boeing	79	(22)	34
Net cash provided by operating activities	332	549	456
INVESTING ACTIVITIES
Purchase of investment	(500)	(1)	–
Proceeds from available-for-sale investments	1	136	9
Purchase of equipment for operating leases	–	(10)	–
Payment for capitalizable costs in process	(63)	(26)	(46)
Proceeds from disposition of equipment and receivables	220	69	105
Principal payments of leases, notes and other receivables	608	178	1,087
Origination of leases, notes and other receivables	(680)	(90)	(20)
Net cash (used in) provided by investing activities	(414)	256	1,135
FINANCING ACTIVITIES
Proceeds from issuance of debt	994	–	–
Proceeds from intercompany borrowing	200	–	–
Repayment of debt (including intercompany)	(728)	(709)	(1,309)
Payment of dividends (including return of capital)	(93)	(254)	(408)
Net cash provided by (used in) financing activities	373	(963)	(1,717)
Net increase (decrease) in cash and cash equivalents	291	(158)	(126)
Cash and cash equivalents at beginning of year	305	463	589
Cash and cash equivalents at end of year	$596	$305	$463

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer (from) to assets held for sale or re-lease	$(68)	$629	$(161)
Net transfer to (from) notes receivable	$9	$–	$(1)
Net transfer to (from) equipment under operating leases	$150	$(553)	$213
Net transfer from finance leases	$(6)	$(20)	$(99)
Transfer from other assets	$(98)	$(56)	$(5)
Transfer (from) to accounts with Boeing	$(6)	$–	$53
Transfer to investments	$19	$–	$–
Decrease/(increase) in debt due to fair value hedge derivatives	$34	$(40)	$(46)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our”, “BCC” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Defense, Space & Security (formerly Integrated Defense Systems) customers.

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

Short-Term Investments Short-term investments consist of liquid investments such as time deposits, which have original maturities greater than three months, but less than one year.

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

Investments Available-for-sale debt securities in the form of Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The fair value of non-publicly traded securities, in the form of EETCs, is based on discounted cash flows at market yield and estimated trading prices for comparable debt securities. Debt securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit reviews and analyses of the counterparties. For investments that are deemed other-than-temporarily impaired, losses are recorded as asset impairment expense and payments received on these investments are recorded using the cost recovery method. Available-for-sale equity securities are recorded at fair value using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

Assets Held for Sale or Re-lease, Net of Accumulated Depreciation When aircraft collateral related to a finance lease or note receivable is repossessed, returned in satisfaction of the receivable or returned at the end of the finance lease and when aircraft are made available for sale, the asset is carried at the lower of cost or estimated fair value less costs to sell. We calculate a median collateral value from multiple third party aircraft value publications based on the type and age of the aircraft to estimate the fair value of aircraft. Under certain circumstances, we adjust values based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications, or based on the expected net sales price for the aircraft. Aircraft assets held for re-lease are carried at cost less accumulated depreciation and depreciated over the remaining period that we project that we will hold the asset to an estimated residual value, on a straight-line basis.

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment at least annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flow from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

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

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on a discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, all of which are related to debt, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of Accumulated other comprehensive income (loss)) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in earnings immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in Other income.

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

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record income tax related interest expense and interest income in the Provision for income tax in our Consolidated Statements of Operations. Tax-related interest and penalties, if any, are recorded as a component of income tax expense.

Note 2 – Relationship and Transactions with Boeing

As a wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

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

We have a support agreement dated December 23, 2003 with Boeing with these principal features:

–	Boeing will maintain 51% or greater ownership of us,
–	Boeing will make contributions to us if our fixed-charge coverage ratio falls below 1.05-to-1 on a four-quarter rolling basis, and
–	Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

The support agreement may not be modified or terminated unless (a) the holders of at least two-thirds of the aggregate principal amount of our debt then outstanding consent or (b) the modification or termination does not adversely affect the credit ratings of our debt (as determined by each of Moody’s, Standard & Poor’s, and Fitch that rates our debt at the time of the modification or termination). “Debt” for purposes of the support agreement means all present or future indebtedness of BCC for borrowed money, evidenced by bonds, debentures, notes or similar instruments, excluding intercompany indebtedness. The support agreement is not a guarantee of any of our indebtedness, and is not directly enforceable against Boeing by third parties. The holders of more than 50% of the aggregate principal amount of all our debt have the right to demand that we enforce our rights with respect to the obligations of Boeing listed above.

Intercompany Credit Arrangements

The 364-day credit facility between Boeing and its banks was renewed on November 13, 2009, and Boeing’s five-year credit facility expiring in 2012 remains outstanding. Boeing has allocated $500 of the $1,525 364-day line and $1,000 of the $2,000 five-year revolving credit line expiring in 2012 exclusively to BCC. Both the 364-day and 5-year credit facilities have a one-year term out option which allows the borrower to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. At December 31, 2009 and 2008, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

We have an intercompany borrowing and lending arrangement with Boeing. During the first quarter of 2009, we loaned Boeing $150, which was repaid in the same quarter. During the second quarter of 2009, we borrowed from Boeing $200, which we repaid during the last half of the year. There were no amounts outstanding at December 31, 2009 and 2008 under this arrangement. For the year ended December 31, 2009, total interest paid to and received from Boeing was insignificant. For the year ended December 31, 2007, total interest paid to Boeing was $3.

Federal Income Tax

Our operations are included in the consolidated federal income tax return of Boeing. Our tax sharing agreement with Boeing provides that so long as consolidated federal tax returns are filed, Boeing will pay us, or we will pay Boeing, as appropriate, an amount equal to the BCC’s taxable income or loss times the statutory tax rate applicable to Boeing. Under this agreement an intercompany payable/receivable is recorded when federal income taxes are due or federal income tax benefits are generated.

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

At December 31, 2009, we were the beneficiary under $1,929 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,550.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2009		2008
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,637	$2,179	$1,693	$2,264
Out of production single-aisle aircraft	167	167	182	182
Out of production twin-aisle aircraft	78	113	182	244
Other, including other Boeing aircraft	47	91	51	94
	$1,929	$2,550	$2,108	$2,784

At December 31, 2009 and 2008, Accounts with Boeing included $69 and $85 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2009	2008	2007
Applied to income	$56	$60	$63
Net change in finance lease receivables	–	–	53
Net change in deferred revenue	(16)	(18)	(38)
Net cash received under intercompany guarantee and subsidy agreements	$40	$42	$78

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2009, 2008 and 2007, Boeing recorded charges of $12, $20, and $155, respectively, related to asset impairment and accrued expenses and $21, $88 and $(34) respectively, related to provision for (recovery of) losses.

For the years ended December 31, 2009, 2008 and 2007, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $20, $30 and $36, respectively. During the fourth quarter of 2009 we sold one C-40 aircraft at its carrying value to Boeing at its lease expiration for $28. During the third quarter of 2008 we sold two C-40 aircraft at their carrying value to Boeing at their lease expiration for $48. At December 31, 2009 and 2008, the carrying value of our C-40 aircraft under a head lease structure with Boeing which has a concurrent sublease with the U.S. Government was $30 and $69.

For the years ended December 31, 2009, 2008 and 2007, we recorded new business volume of $618, $50 and $21, respectively, related to Boeing aircraft, equipment or services we purchased or financed.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2009	2008
Federal income tax payable	$27	$7
Other payable	58	4
	$85	$11

For the years ended December 31, 2009 and 2008, we paid dividends (including return of capital) totaling $93 and $254.

We also receive support services from Boeing. Eligible employees are members of Boeing’s defined benefit pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2009, 2008 and 2007, the charge for these services was $11, $12, and $11.

Note 3 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2009	2008
Investment in finance leases:
Direct finance leases:
Minimum lease payments	$2,391	$2,635
Estimated residual value	645	679
Unearned income and deferred net incremental direct costs	(1,169)	(1,345)
Leveraged leases (1):
Minimum lease payments	756	815
Less principal and interest payable on non-recourse debt	(502)	(547)
Estimated residual value	32	56
Unearned income and deferred net incremental direct costs	(129)	(151)
Notes and other:
Principal	868	703
Accrued interest	5	5
Unamortized deferred fees and net incremental direct costs	(8)	(11)
Total investment in finance leases and notes and other	2,889	2,839
Less allowance for losses on receivables	(71)	(59)
	$2,818	$2,780

(1)	For the years ended December 31, 2009 and 2008, net investment in leveraged leases, less deferred income taxes of $238 and $253 was $(81) and $(80).

Scheduled minimum lease payments on finance leases and scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2010	2011	2012	2013	2014	Thereafter
Finance leases (1)	$234	$226	$284	$233	$225	$1,443
Notes and other	$240	$141	$124	$90	$53	$220

(1)	Includes both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt).

Note 4 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2009	2008	2007
Allowance for losses on receivables at beginning of year	$59	$74	$102
Provision for (recovery of) losses	23	(4)	(26)
Write-offs	(12)	(11)	(8)
Recovery of write-offs	1	–	6
Allowance for losses on receivables at end of year	$71	$59	$74

Allowance as a percentage of total receivables	2.5%	2.1%	2.5%

The carrying value of impaired receivables consisted of the following at December 31:

	2009	2008
Impaired receivables with specific impairment allowance	$–	$16
Impaired receivables with no specific allowance	145	163
Carrying value of impaired receivables	$145	$179

At December 31, 2009, we had no allowance for losses on impaired receivables. At December 31, 2008, allowance for losses on impaired receivables was $8.

Our average recorded investment in impaired receivables, calculated on a quarterly weighted average, was $162, $197 and $589 in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, we recognized income of $9, $14 and $50, respectively, on these impaired receivables during the periods in which they were considered impaired, of which $9, $14 and $48, respectively, we received in cash.

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following at December 31:

	2009	2008
Assets placed on non-accrual status:
Receivables	$–	$5
Equipment under operating leases, net (1)	86	57
	86	62
Assets held for sale or re-lease, net (1)	40	19
	$126	$81

Percent of non-performing receivables to total receivables	–%	0.2%
Percent of total non-performing assets to total portfolio	2.2%	1.3%

(1)

At December 31, 2009 and 2008, equipment under operating leases of $295 and $205 and assets held for sale or re-lease of $271 and $361 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

At December 31, 2009, we had no accrued income on receivables with amounts past due greater than 90 days.

Note 5 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2009	2008
Cost	$3,297	$3,416
Accumulated depreciation	(929)	(924)
	$2,368	$2,492

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter
Operating leases	$339	$287	$228	$178	$129	$332

Note 6 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

December 31, 2009	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
Marketable equity securities (1)	$20	$1	$(4)	$17
EETC (2)	6	–	(1)	5
Total	$26	$1	$(5)	$22

December 31, 2008
Available-for-sale investments:
EETC (2)	$8	$–	$(3)	$5
Total	$8	$–	$(3)	$5

(1)	During 2009 we exchanged warrants of $19 held in Other Assets for common stock.

(2)	At December 31, 2009 and 2008, the EETC has been in a continuous unrealized loss position for more than 12 months.

We believe that the unrealized losses related to our debt investment and equity securities are not other-than-temporary. Both the debt and equity securities in an unrealized loss position relate to investments in the airline industry. The unrealized loss related to our debt investment is driven by investors’ current required returns being higher than the coupon rate. The unrealized loss on our equity securities is due to the decrease in share price. We do not have a foreseeable need to liquidate these securities and anticipate recovering the full cost of these securities either as market conditions improve, or as the security matures.

The contractual maturities of available-for-sale debt securities at December 31, 2009, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	4	3
Due from five to ten years	1	1
Total	$6	$5

Note 7 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2009	2008	2007
Current:
Federal	$110	$(52)	$36
State	4	5	7
	114	(47)	43
Deferred:
Federal	(68)	107	44
	$46	$60	$87

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2009	2008
Deferred tax assets:
Allowance for losses on receivables	$142	$139
Other	33	22
	175	161
Deferred tax liabilities:
Leased assets	(1,627)	(1,682)
Other	(1)	(1)
	(1,628)	(1,683)
	(1,453)	(1,522)
Deferred tax on accumulated other comprehensive loss	1	2
Net deferred tax liability	$(1,452)	$(1,520)

Income tax computed at the United States federal income tax rate and the provision for tax on income differ as follows for the years ended December 31:

	2009		2008		2007
Tax computed at federal statutory rate	$44	35.0%	$57	35.0%	$82	35.0%
State income taxes, net of federal tax benefit	2	1.5	3	2.0	5	2.2
	$46	36.5%	$60	37.0%	$87	37.2%

We, as part of the consolidated Boeing organization, have completed Internal Revenue Service (IRS) examinations through 2003. The years 2004-2006 are currently being examined by the IRS. Boeing has filed appeals with the IRS for the 1998-2001 and 2002-2003 audit periods.

Pursuant to our tax sharing agreement with Boeing, we made payments with respect to tax obligations to Boeing of $83 in 2009, and we received payments with respect to tax benefits from Boeing of $17 and $52 in 2008 and 2007, respectively. In 2009, we did not receive or make income tax payments from or to other federal, state and foreign tax agencies. We received income tax payments of $1 from other federal, state and foreign tax agencies in 2008 and made income tax payments of $1 to other federal, state and foreign tax agencies in 2007.

As of December 31, 2009 and 2008, we did not have any unrecognized tax benefits.

For the years ended December 31, 2009, 2008 and 2007, we did not incur any income tax related interest income, interest expense or penalties.

Note 8 – Debt and Credit Agreements

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2009)	2009	2008
3.25% – 7.58% fixed rate notes due through 2019	$3,927	$3,396
1.48% – floating rate notes due through 2023	25	120
1.33% – 5.79% non-recourse notes due through 2013	61	66
0.87% – capital lease obligations due through 2015	62	70
	$4,075	$3,652

At December 31, 2009 and 2008, we had interest rate swaps, which effectively convert debt of $1,475 and $725 from fixed rate to floating rate. At December 31, 2008 we had interest rate swaps, which effectively converted $92 from floating rate to fixed rate.

On October 30, 2008 we filed a public shelf registration for up to $5,000 of debt securities with the Securities and Exchange Commission (SEC) that became effective on November 12, 2008. On October 27, 2009, we issued notes totaling $1,000, which included $500 bearing an interest rate of 3.25% due October 27, 2014 and $500 bearing an interest rate of 4.70% due October 27, 2019. The net proceeds after deducting the discount, underwriting fees and issuance costs were $994. The remaining $4,000 remains available for potential debt issuance. The availability of funding under the shelf registration statement is dependent on investor demand and market conditions.

We have a $1,500 Commercial Paper (CP) program that serves as a potential source of short-term liquidity subject to market conditions. Throughout 2009 and at December 31, 2009, there were no amounts outstanding under the CP program.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2009, as well as at each quarter end during the year, we were in compliance with these covenants.

At December 31, 2009, $123 of our debt (non-recourse notes and capital lease obligations) was collateralized by portfolio assets and underlying equipment totaling $209.

Maturities of principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2010	$636	$9
2011	788	10
2012	868	10
2013	642	10
2014	515	11
Thereafter	540	12
	$3,989	$62

In 2009, 2008 and 2007, interest payments were $188, $231 and $319, respectively.

Note 9 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of December 31, 2009 do not require collateral or other security from either party.

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

For the years ended December 31, 2009, 2008 and 2007, we recorded $12, $9 and $5, respectively, of income related to the amortized basis adjustment of certain terminated swaps as a reduction of Interest expense.

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

Other Derivative Instruments

At times, we may hold certain derivatives that do not receive hedge accounting treatment. These may include interest rate derivatives as well as warrants. For the years ended December 31, 2009, and 2008 we recognized gains of $9 and $1 in Other Income related to warrants to purchase common stock of an unaffiliated third party. At December 31, 2009 we no longer held these warrants. For the year ended December 31, 2007, we did not record any gains or losses on derivatives that did not qualify for hedge accounting treatment.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

	December 31, 2009
	Other Assets	Other Liabilities
Derivatives designated as hedging instruments – Interest rate swaps	$32	$(17)

The notional amount of our interest rate swaps is disclosed in Note 8 – Debt.

The following table summarizes the effect of our derivative instruments on Accumulated Other Comprehensive Income (AOCI) and the Statement of Operations for the year ended December 31:

	2009
	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income
		Location	Amount
Derivatives in cash flow hedging relationships Interest rate swaps (effective portion)	$3	Interest Expense	$(2)

Note 10 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $191 and $220 as of December 31, 2009 and 2008.

To the extent that no maintenance obligation relating to an aircraft remains, the balance is recognized as Other income. For the years ended December 31, 2009, 2008 and 2007 we recorded income of $11, $3 and $9, respectively.

Note 11 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options and Performance Shares, which are stock units that are convertible to Boeing stock, on a one-to-one basis, contingent upon the Boeing stock price performance. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives.

For Performance Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model. For stock option awards granted subsequent to 2005, the fair value was estimated using the Black-Scholes option-pricing model.

For the years ended December 31, 2009, 2008 and 2007 we recorded $2, $3 and $5 attributable to share-based plans expense.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of December 31, 2009, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2009, we and Boeing had unfunded financing commitments of $10,409, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2009) is as follows:

Total
2010	$1,873
2011	811
2012	502
2013	1,223
2014	1,530
Thereafter	4,470
$10,409

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements, including guarantor obligations and variable interests in unconsolidated entities.

Guarantor Obligations

At December 31, 2009 and 2008, under our third party residual value guarantees, the maximum potential payments were $21 and $21, and estimated proceeds from collateral and recourse were $21 and $21. The maximum potential payment amounts represent a “worst-case scenario,” and do not necessarily reflect results that we expect. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payment obligations under guarantees. The carrying value of liabilities recorded on the Consolidated Balance Sheets reflects fees received for extending these guarantees. At December 31, 2009 and 2008, the carrying value of liabilities relating to residual value guarantees, included in Other liabilities, was $3 and $3.

Under these residual value guarantees, we are obligated to make payments to a guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next year.

Variable Interest in Unconsolidated Entities

We have an investment in the form of an EETC which was acquired in 1999. EETCs are interests in a trust that passively holds investments in aircraft or pools of aircraft. EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investment in the form of EETC does not require consolidation. At December 31, 2009, our maximum exposure to economic loss from our EETC is $5. At December 31, 2009, the EETC investments had total assets of $92 ($97 at December 31, 2008) and total non-BCC debt of $87 ($92 at December 31, 2008). This debt is non-recourse to us and includes $87 that is senior to our investment. During 2009, we recorded investment income of $1 and received cash of $2 related to these investments.

Note 14 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, and are categorized using the three levels of fair value hierarchy.

	2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable equity securities	$17	$17	$–	$–
EETC	5	–	–	5
Interest rate swaps	32	–	32	–
Total	$54	$17	$32	$5

Liabilities
Interest rate swaps	$(17)	$–	$(17)	$–
Total	$(17)	$–	$(17)	$–

	2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale debt investments: EETC	$5	$–	$–	$5
Interest rate swaps	48	–	48	–
Warrants	10	–	–	10
Total	$63	$–	$48	$15

Liabilities
Interest rate swaps	$(3)	$–	$(3)	$–
Total	$(3)	$–	$(3)	$–

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis at December 31.

	2009
	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Year
Assets
EETC	$5	$–	$2	$(2)	$–	$5
Warrants	10	9	–	(19)	–	–
Total	$15	$9	$2	$(21)	$–	$5

	2008
	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Year
Assets
EETC	$–	$–	$(1)	$–	$6	$5
Warrants	–	1	–	9	–	10
Total	$–	$1	$(1)	$9	$6	$15

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets still held as of December 31:

	2009		2008
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$1	$(6)	$8	$(8)
Equipment under operating leases (2)	164	(57)	–	–
Assets held for sale or re-lease (2)	35	(18)	–	–
Total	$200	$(81)	$8	$(8)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)	Represents carrying value and related write downs which were based on the fair value for the related aircraft.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$865	$892	$697	$701

Liabilities
Debt, excluding capital lease obligations	$(4,013)	$(4,197)	$(3,582)	$(3,646)

Off-Balance Sheet Arrangements
Guarantor obligations from us	$(3)	$(3)	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at December 31, 2009 and 2008 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	2009
	Carrying Value	% of Total Portfolio
AirTran	$1,573	27.8%
American	517	9.1
Continental	450	8.0
Hawaiian	449	7.9
Mexicana	295	5.2
	$3,284	58.0%

	2008
	Carrying Value	% of Total Portfolio
AirTran	$1,529	25.4%
American	552	9.2
Hawaiian	467	7.8
Continental	374	6.2
Virgin Atlantic	223	3.7
	$3,145	52.3%

For the years ended December 31, 2009 and 2008, AirTran Holdings, Inc. accounted for 20% and 19% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2009		2008
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$4,073	71.9%	$4,457	74.0%
Europe	762	13.4	1,037	17.2
Latin America	394	7.0	122	2.0
Asia/Australia	319	5.6	341	5.7
Other	118	2.1	66	1.1
	$5,666	100.0%	$6,023	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue from customers by geographic region was as follows for the years ended December 31:

	2009	2008	2007
United States	$430	$446	$564
Europe	138	152	143
Asia/Australia	51	56	55
Latin America	30	39	38
Other	11	10	15
	$660	$703	$815

Portfolio carrying values were represented by the following product types at December 31:

	2009	2008
717	$2,277	$2,365
757	902	991
737	559	475
767	474	550
MD-11 (1)	401	560
747	343	383
MD-80	231	298
777	147	81
Other (2)	332	320
	$5,666	$6,023

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2009	2008
2005 and newer	11.5%	6.9%
2000 - 2004	63.1	63.2
1995 - 1999	11.3	14.1
1994 and older	14.1	15.8
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2009, our maximum future cash exposure to losses associated with the loss sharing arrangement was $234, for which we have accrued a liability of $77.

The reserve under the loss sharing arrangement, which is included in Other liabilities, was as follows for the year ended December 31:

	2009	2008
Reserve at beginning of period	$39	$59
Increase (reduction) in reserve	36	(29)
Payments received from GECC	2	9
Reserve at end of period	$77	$39

Operating results of the discontinued operations were as follows for the years ended December 31:

	2009	2008	2007
Net gain (loss) on disposal of discontinued operations	$(36)	$29	$25
Provision (benefit) for income tax	(13)	11	9
Net gain (loss) on disposal of discontinued operations, net of tax	$(23)	$18	$16

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Revenue	$163	$167	$166	$164
Income from continuing operations	$23	$23	$24	$10
Net income	$18	$24	$20	$(5)

2008
Revenue	$185	$179	$171	$168
Income from continuing operations	$38	$29	$23	$12
Net income	$43	$30	$34	$13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls as of December 31, 2009 and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, were as follows during the years ended 2009 and 2008:

Services Rendered / Fees (Dollars in millions)	2009	2008
Audit fees (1)	$2.1	$1.7

(1)

For professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs for the years ended 2009 and 2008, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

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

4.2	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.3	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.4	Subordinated Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(b) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.5	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 33-58989).

4.6	Form of Series X Senior Floating Rate Medium-Term Note, incorporated herein by reference to Exhibit 4(h) to our Form S-3 Registration Statement (File No. 33-58989).

4.7	Form of Series X Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-37635).

4.8	Form of Series X Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(g) to our Form S-3 Registration Statement (File No. 333-37635).

4.9	Form of Series XI Senior Fixed Rate Medium-Term Note, incorporated by reference to Exhibit 4(c) to our Form S-3 Registration Statement (File No. 333-82391).

4.10	Form of Series XI Senior Floating Rate Medium-Term Note, incorporated by reference to Exhibit 4(e) to our Form S-3 Registration Statement (File No. 333-82391).

4.11	Form of Senior Medium-Term Note, Series XII (Fixed Rate), incorporated by reference to Exhibit 4(a) to our Form 8-K filed September 4, 2009.

4.12	Form of Senior Medium-Term Note, Series XII (Floating Rate), incorporated by reference to Exhibit 4(b) to our Form 8-K filed September 4, 2009.

4.13	Form of Subordinated Medium-Term Note, Series XII (Fixed Rate), incorporated by reference to Exhibit 4(c) to our Form 8-K filed September 4, 2009.

4.14	Form of Subordinated Medium-Term Note, Series XII (Floating Rate), incorporated by reference to Exhibit 4(d) to our Form 8-K filed September 4, 2009.

4.15	Form of InterNote® (Fixed Rate), incorporated by reference to Exhibit 4(e) to our Form 8-K filed September 4, 2009.

4.16	Form of InterNote® (Floating Rate), incorporated by reference to Exhibit 4(f) to our Form 8-K filed September 4, 2009.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1

364-Day Credit Agreement dated as of November 13, 2009, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10.1 to The Boeing Company Form 8-K filed November 13, 2009 (File No. 001-00442).

10.2

Five-Year Credit Agreement dated as of November 16, 2007, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10(ii) to The Boeing Company Form 10-K filed February 15, 2008 (File No. 001-00442).

10.3	Borrower Subsidiary Letter dated November 13, 2009 relating to 364-Day Credit Agreement, incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 13, 2009.

10.4	Borrower Subsidiary Letter dated November 14, 2008 relating to Five-Year Credit Agreement, incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 20, 2008.

10.5

Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 13, 2009, between Boeing and us, incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 13, 2009.

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

Boeing Capital Corporation

February 8, 2010	/s/ KEVIN R. MILLISON
Kevin R. Millison
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 8, 2010	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 8, 2010	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 8, 2010	/s/ MICHAEL J. CAVE
Michael J. Cave President and Director (Principal Executive Officer)

February 8, 2010	/s/ DAVID A. DOHNALEK
David A. Dohnalek Director

February 8, 2010	/s/ J. MICHAEL LUTTIG
J. Michael Luttig Director