Form 10-Q
period 2010-03-31
BOEING CAPITAL CORP
filed 2010-04-21
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                        ☐   Yes     ☒   No

Common stock shares outstanding at April 21, 2010: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$641	$596
Short-term investments	700	500
Receivables:
Finance leases	2,006	2,024
Notes and other	687	865
	2,693	2,889
Allowance for losses on receivables	(74)	(71)
	2,619	2,818
Equipment under operating leases, net	2,356	2,368
Investments	25	24
Assets held for sale or re-lease, net	309	385
Other assets	83	83
	$6,733	$6,774

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$55	$83
Other liabilities	364	380
Accounts with Boeing	107	85
Deferred income taxes	1,437	1,452
Debt	4,042	4,075
	6,005	6,075
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	696	696
Accumulated other comprehensive income (loss), net of tax	(2)	(2)
Retained earnings	29	–
	728	699
	$6,733	$6,774

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
REVENUE
Finance lease income	$37	$39
Interest income on notes receivable	17	15
Operating lease income	97	102
Net gain on disposal of assets	6	1
Other income	5	6
	162	163
EXPENSES
Interest expense	41	47
Depreciation expense	51	52
Provision for losses	3	5
Operating expenses	12	11
Asset impairment expense	7	7
Other expense	2	4
	116	126
Income from continuing operations before provision for income tax	46	37
Provision for income tax	17	14
Income from continuing operations	29	23
Net loss on disposal of discontinued operations, net of tax	–	(5)
Net income	$29	$18

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2009	$732	$5	$730	$(3)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(35)	–	(17)	–	(18)
Net income	18	–	–	–	18	$18
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at March 31, 2009	$717	$5	$714	$(2)	$–	$19

Balance at January 1, 2010	$699	$5	$696	$(2)	$–
Net income	29	–	–	–	29	$29
Balance at March 31, 2010	$728	$5	$696	$(2)	$29	$29

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
OPERATING ACTIVITIES
Net income	$29	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	49	50
Net gain on disposal of assets	(6)	(1)
Provision for losses	3	5
Net gain on investments and derivative instruments	–	(1)
Asset impairment expense and other charges	13	7
Share-based plans expense	–	1
Adjustments related to discontinued operations, net of tax	–	5
Change in deferred income taxes	(15)	(17)
Change in assets and liabilities:
Other assets	(2)	2
Accrued interest and rents	1	(4)
Accounts payable and accrued expenses	(28)	(33)
Other liabilities	(8)	(38)
Accounts with Boeing	22	45
Net cash provided by operating activities	58	39
INVESTING ACTIVITIES
Purchase of investment	(200)	–
Payment for capitalizable costs in process	(9)	(22)
Purchase of equipment for operating leases	–	(2)
Proceeds from disposition of equipment and receivables	7	62
Payments of leases, notes and other receivables	224	46
Origination of leases, notes and other receivables	–	(135)
Net cash provided by (used in) investing activities	22	(51)
FINANCING ACTIVITIES
Repayment of debt	(35)	(66)
Payment of cash dividends (including return of capital)	–	(35)
Net cash used in financing activities	(35)	(101)
Net increase (decrease) in cash and cash equivalents	45	(113)
Cash and cash equivalents at beginning of year	596	305
Cash and cash equivalents at end of period	$641	$192

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(65)	$(31)

Net transfer to notes receivable	$23	$–

Net transfer to equipment under operating leases	$42	$51

Transfer to (from) finance leases	$6	$(3)

Transfer from other assets	$(6)	$(17)

(Increase)/decrease in debt due to fair value hedge derivatives	$(6)	$4

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

Note 2 – Transactions with Boeing

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

During the first quarter of 2009, under our intercompany borrowing and lending arrangement with Boeing, we loaned Boeing $150, which was repaid in the same quarter. No amounts were outstanding under this arrangement at March 31, 2010.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2009 Annual Report on Form 10-K.

At March 31, 2010, we were the beneficiary under $1,918 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,560.

Intercompany guarantee amounts by type are summarized as follows:

	March 31, 2010		December 31, 2009
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,627	$2,186	$1,637	$2,179
Out of production single-aisle aircraft	163	163	167	167
Out of production twin-aisle aircraft	78	111	78	113
Other, including other Boeing aircraft	50	100	47	91
	$1,918	$2,560	$1,929	$2,550

At March 31, 2010 and December 31, 2009, Accounts with Boeing included deferred revenue of $66 and $69 associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2010	2009
Applied to income	$18	$20
Net change in deferred revenue	(3)	(8)
Net cash received under intercompany guarantee and subsidy agreements	$15	$12

For the three months ended March 31, 2010 and 2009, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $2 and $5.

For the three months ended March 31, 2010 and 2009, we recorded new business volume of $2 and $153 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the three months ended March 31:

	2010	2009
Allowance for losses on receivables at beginning of period	$71	$59
Provision for losses	3	5
Write-offs	–	(2)
Recovery of write-offs	–	1
Allowance for losses on receivables at end of period	$74	$63

Allowance as a percentage of total receivables	2.7%	2.2%

The carrying value of impaired receivables consisted of the following:

	March 31, 2010	December 31, 2009
Impaired receivables with specific impairment allowance	$–	$–
Impaired receivables with no specific allowance	142	145
Carrying value of impaired receivables	$142	$145

Non-Performing Assets

Non-performing assets (assets either not earning income on an accrual basis or equipment without a purchase commitment or current contractual lease revenue) consisted of the following:

	March 31, 2010	December 31, 2009
Assets placed on non-accrual status:
Receivables	$1	$–
Equipment under operating leases, net (1)	77	86
	78	86
Assets held for sale or re-lease, net (1)	66	40
	$144	$126

Percent of non-performing receivables to total receivables	–%	–%
Percent of total non-performing assets to total portfolio	2.7%	2.2%

(1)

At March 31, 2010 and December 31, 2009, equipment under operating leases of $402 and $295 and assets held for sale or re-lease of $168 and $271 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

Note 4 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

March 31, 2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
Marketable equity securities	$20	$1	$(4)	$17
EETC	6	–	–	6
Total	$26	$1	$(4)	$23

December 31, 2009
Available-for-sale investments:
Marketable equity securities	$20	$1	$(4)	$17
EETC (1)	6	–	(1)	5
Total	$26	$1	$(5)	$22

(1)	At December 31, 2009, the Enhanced Equipment Trust Certificate (EETC) had been in a continuous unrealized loss position for more than 12 months.

We believe that the unrealized loss related to our equity securities is not other-than-temporary. These equity securities represent investments in the airline industry. The unrealized loss on these securities is due to a decrease in share price. We do not have a foreseeable need to liquidate these securities and anticipate recovering the full cost of these securities as market conditions improve.

The contractual maturities of available-for-sale debt securities at March 31, 2010, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	4	4
Due from five to ten years	1	1
Total	$6	$6

Note 5 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at March 31, 2010)	March 31, 2010	December 31, 2009
3.25% - 7.58% fixed rate notes due through 2019	$3,899	$3,927
1.49% floating rate note due in 2023	25	25
1.12% - 5.79% non-recourse notes due through 2013	59	61
0.89% capital lease obligation due through 2015	59	62
	$4,042	$4,075

At March 31, 2010, and December 31, 2009, we had interest rate swaps which effectively convert debt of $1,475 and $1,475 from fixed rates to floating rates.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2010, we were in compliance with these covenants.

Note 6 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of March 31, 2010 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

March 31, 2010	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$28	$(8)

December 31, 2009
Derivatives designated as hedging instruments - Interest rate swaps	$32	$(17)

The notional amount of our interest rate swaps is disclosed in Note 5 – Debt.

For the three months ended March 31, 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to Accumulated Other Comprehensive Income (AOCI) or the Statement of Operations. The following table summarizes the effect of our derivative instruments on AOCI and the Statement of Operations for the three months ended March 31, 2009:

	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income
		Location	Amount
Derivatives in cash flow hedging relationships
Interest rate swaps (effective portion)	$1	Interest Expense	$(1)

For the three months ended March 31, 2009, we recognized a gain of $1 in Other Income related to warrants to purchase common stock of an unaffiliated third party.

Note 7 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of March 31, 2010, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2010, we and Boeing had unfunded financing commitments of $10,087, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of March 31, 2010) is as follows:

Total
April through December 2010	$1,347
2011	1,073
2012	248
2013	1,150
2014	1,790
Thereafter	4,479
$10,087

Note 8 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2010 and December 31, 2009, and are categorized using the three levels of fair value hierarchy.

March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable equity securities	$17	$17	$–	$–
EETC	6	–	–	6
Interest rate swaps	28	–	28	–
Total	$51	$17	$28	$6

Liabilities
Interest rate swaps	$(8)	$–	$(8)	$–
Total	$(8)	$–	$(8)	$–

December 31, 2009
Assets
Available-for-sale investments:
Marketable equity securities	$17	$17	$–	$–
EETC	5	–	–	5
Interest rate swaps	32	–	32	–
Total	$54	$17	$32	$5

Liabilities
Interest rate swaps	$(17)	$–	$(17)	$–
Total	$(17)	$–	$(17)	$–

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31:

2010	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$1	$–	$–	$6
Total	$5	$–	$1	$–	$–	$6

2009
Assets
EETC	$5	$–	$1	$–	$–	$6
Warrants	10	1	–	–	–	11
Total	$15	$1	$1	$–	$–	$17

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the three months ended March 31, and the carrying value and asset classification of the related assets still held as of March 31:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$–	$–	$4	$(4)
Equipment under operating leases (2)	33	(9)	16	(6)
Assets held for sale or re-lease (2)	23	(2)	8	(1)
Total	$56	$(11)	$28	$(11)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)

Represents carrying value and related write downs which were based on the fair value for the related aircraft. For the three months ended March 31, 2010, losses on equipment under operating leases includes $4 which were offset by intercompany guarantees.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$687	$718	$865	$892
Liabilities
Debt, excluding capital lease obligations	$(3,983)	$(4,170)	$(4,013)	$(4,197)
Off-Balance Sheet Arrangements
Guarantor obligations from us	$(3)	$(3)	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at March 31, 2010 and December 31, 2009 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,386	25.8%	$1,573	27.8%
American	498	9.2	517	9.1
Continental	471	8.8	450	8.0
Hawaiian	447	8.3	449	7.9
Mexicana	394	7.3	295	5.2
	$3,196	59.4%	$3,284	58.0%

For the three months ended March 31, 2010 and 2009, AirTran Holdings, Inc. accounted for 21% and 21% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2010		December 31, 2009
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,813	70.8%	$4,073	71.9%
Europe	654	12.1	762	13.4
Latin America	489	9.1	394	7.0
Asia/Australia	311	5.8	319	5.6
Other	116	2.2	118	2.1
	$5,383	100.0%	$5,666	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2010	December 31, 2009
717	$2,259	$2,277
757	881	902
737	493	559
767	455	474
MD-11 (1)	393	401
747	332	343
MD-80	227	231
777	141	147
Other (2)	202	332
	$5,383	$5,666

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2010	December 31, 2009
2005 and newer	10.8%	11.5%
2000 – 2004	63.8	63.1
1995 – 1999	11.6	11.3
1994 and older	13.8	14.1
	100.0%	100.0%

Note 10 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2010, our maximum future cash exposure to loss associated with the loss sharing arrangement was $234, for which we have accrued a liability of $77.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other Liabilities for the three months ended March 31:

	2010	2009
Reserve at beginning of period	$77	$39
Increase in reserve	–	9
Payments received from GECC	–	2
Reserve at end of period	$77	$50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 21, 2010

Item 2. Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are:

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

–	reduced lease rates as a result of competition in the used aircraft market, or the inability to maintain aircraft on lease at satisfactory lease rates,

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business,

–	the adequacy of coverage of our allowance for losses on receivables, and

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities and fluctuations in our portfolio size, and

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to publicly update any forward-looking statement, except as required by law.

Overview

During the three months ended March 31, 2010, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

In 2009, a weak global economic environment and capital market disruptions affected the availability of credit for the airline industry and we provided limited financing to certain Boeing customers. During the second half of 2009, sources of financing available for aircraft deliveries started to show signs of improvement, which continued through the first quarter of 2010. To the extent capital market conditions continue to improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing.

At March 31, 2010, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At March 31, 2010, we owned 270 commercial aircraft and one C-40 aircraft and had partial ownership or security interest in an additional 43 aircraft. Our portfolio at March 31, 2010 decreased to $5.4 billion from $5.7 billion at December 31, 2009. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
New business volume	$3	$766
Write-offs	–	(12)
Recovery of write-offs	–	1
Transfer of assets	3	19
Asset impairment and other charges	(13)	(91)
Asset run off and prepayments	(220)	(613)
Asset dispositions	(5)	(220)
Depreciation and amortization expense	(51)	(207)

Net change in portfolio balance	$(283)	$(357)

At March 31, 2010 and December 31, 2009, we had $309 million and $385 million of assets that were held for sale or re-lease, of which $244 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $59 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended.

Our net income was $29 million for the three months ended March 31, 2010 compared with $18 million for the same period in 2009, an increase of $11 million.

Consolidated Results of Operations

Revenue

Revenue was $162 million for the three months ended March 31, 2010 compared with $163 million for the same period in 2009, a decrease of $1 million.

Operating lease income was $97 million for the three months ended March 31, 2010, a decrease of $5 million compared with the same period in 2009, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $12 million and $20 million less than reported, for the three months ended March 31, 2010 and 2009. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Net gain on disposal of assets was $6 million for the three months ended March 31, 2010, an increase of $5 million compared with the same period in 2009, primarily due to higher volume of asset sales.

Expenses

Expenses were $116 million for the three months ended March 31, 2010 compared with $126 million for the same period in 2009, a decrease of $10 million.

Interest expense was $41 million for the three months ended March 31, 2010, a decrease of $6 million compared with the same period in 2009, primarily due to a decrease in the weighted average annual effective interest rate on all borrowings to 4.1% from 5.3% partially offset by a net increase in the balance of debt outstanding.

The provision for losses was $3 million for the three months ended March 31, 2010, compared with a provision of $5 million for the same period in 2009. The increase in our allowance through a provision for losses for the three months ended March 31, 2010 was due to the effects of declines in aircraft collateral values and increases in default rates exceeding the effect of run off of our finance leases and notes receivable.

Other expense was $2 million for the three months ended March 31, 2010, a decrease of $2 million compared with the same period in 2009 primarily due to lower aircraft delivery, maintenance and modification expense.

Provision for income tax

Provision for income tax was $17 million for the three months ended March 31, 2010, an increase of $3 million compared with the same period in 2009, primarily due to an increase in pre-tax income.

Loss on disposal of discontinued operations

For the three months ended March 31, 2010, we had no loss on disposal of discontinued operations. Loss on disposal of discontinued operations, net of tax, was $5 million for the three months ended March 31, 2009, due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $641 million at March 31, 2010, an increase from $596 million at December 31, 2009. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2010	2009
Net cash provided by operating activities	$58	$39
Net cash provided by (used in) investing activities	22	(51)
Net cash used in financing activities	(35)	(101)

Net increase (decrease) in cash and cash equivalents	$45	$(113)

Operating activities

During the three months ended March 31, 2010, net cash provided by operating activities included net income from operations of $29 million. We had net adjustments for non-cash items of $44 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $15 million.

During the three months ended March 31, 2009, net cash provided by operating activities included net income from operations of $18 million. We had net adjustments for non-cash items of $49 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $28 million.

Investing activities

During the three months ended March 31, 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $224 million, primarily offset by the purchase of $200 million in short-term investments.

During the three months ended March 31, 2009, net cash used in investing activities primarily included $135 million relating to the origination of notes receivable offset by asset run off.

Financing activities

During the three months ended March 31, 2010, net cash used in financing activities included scheduled debt repayments of $35 million.

During the three months ended March 31, 2009, net cash used in financing activities included scheduled debt repayments of $66 million and cash dividends (including return of capital) to Boeing of $35 million.

Outstanding debt at March 31, 2010 and December 31, 2009 was $4.0 billion and $4.1 billion, of which $1.4 billion will be due in the next 12 months. During the three months ended March 31, 2010, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at March 31, 2010 and December 31, 2009 was 5.6-to-1 and 5.8-to-1. We expect our leverage to return to approximately 5.0-to-1 by the end of 2010.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $10.1 billion as of March 31, 2010. We anticipate that a significant portion of these commitments will not be exercised given alternative financing sources available to our customers. As a result of the challenging aircraft financing market, we financed a small number of new aircraft deliveries in 2009 and we expect to continue to do so into the foreseeable future. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of March 31, 2010, we have $4.0 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During 2009, we established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of such funding under those programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

We continually assess our leverage, as measured by our debt to equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the three months ended March 31, 2010 and 2009. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2010	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$71	$231	$302
Provision for losses	3	8	11

Allowance for losses on receivables at end of period	$74	$239	$313

Allowance as a percentage of total receivables	2.7%		11.6%

2009
Allowance for losses on receivables at beginning of period	$59	$210	$269
Provision for losses	5	3	8
Write-offs	(2)	–	(2)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of period	$63	$213	$276

Allowance as a percentage of total receivables	2.2%		9.4%

Item 4T. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Boeing Capital Corporation

April 21, 2010	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 21, 2010	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)