Form 10-Q
period 2010-06-30
BOEING CAPITAL CORP
filed 2010-07-28
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                        ☐   Yes     ☒   No

Common stock shares outstanding at July 28, 2010: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$758	$596
Short-term investments	700	500
Receivables:
Finance leases	1,979	2,024
Notes and other	659	865
	2,638	2,889
Allowance for losses on receivables	(73)	(71)
	2,565	2,818
Equipment under operating leases, net	2,405	2,368
Investments	23	24
Assets held for sale or re-lease, net	224	385
Other assets	103	83
	$6,778	$6,774

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$85	$83
Other liabilities	350	380
Accounts with Boeing	112	85
Deferred income taxes	1,428	1,452
Debt	4,042	4,075
	6,017	6,075
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	697	696
Accumulated other comprehensive income (loss), net of tax	(3)	(2)
Retained earnings	62	–
	761	699
	$6,778	$6,774

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
REVENUE
Finance lease income	$36	$38	$73	$77
Interest income on notes receivable	17	19	34	34
Operating lease income	98	99	195	201
Net gain (loss) on disposal	–	(1)	6	–
Other income	11	12	16	18
	162	167	324	330
EXPENSES
Interest expense	41	43	82	90
Depreciation expense	50	52	101	104
Provision for (recovery of) losses	(1)	9	2	14
Operating expenses	11	13	23	24
Asset impairment expense	3	10	10	17
Other expense	3	4	5	8
	107	131	223	257
Income from continuing operations before provision for income tax	55	36	101	73
Provision for income tax	20	13	37	27
Income from continuing operations	35	23	64	46
Net gain (loss) on disposal of discontinued operations, net of tax	(2)	1	(2)	(4)
Net income	$33	$24	$62	$42

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2009	$732	$5	$730	$(3)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(45)	–	(17)	–	(28)
Net income	42	–	–	–	42	$42
Unrealized gain on investments, net of tax	1	–	–	1	–	1
Balance at June 30, 2009	$731	$5	$714	$(2)	$14	$43

Balance at January 1, 2010	$699	$5	$696	$(2)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Net income	62	–	–	–	62	$62
Unrealized loss on investments, net of tax	(1)	–	–	(1)	–	(1)
Balance at June 30, 2010	$761	$5	$697	$(3)	$62	$61

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
OPERATING ACTIVITIES
Net income	$62	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	97	99
Net gain on disposal of assets	(6)	–
Provision for losses	2	14
Net gain on investments and derivative instruments	–	(7)
Asset impairment expense and other charges	16	17
Share-based plans expense	1	1
Adjustments related to discontinued operations, net of tax	2	4
Change in deferred income taxes	(24)	(22)
Change in assets and liabilities:
Other assets	(7)	(10)
Accrued interest and rents	3	2
Accounts payable and accrued expenses	2	7
Other liabilities	(15)	(52)
Accounts with Boeing	28	120
Net cash provided by operating activities	161	215
INVESTING ACTIVITIES
Purchase of short-term investments	(300)	–
Proceeds from maturities of short-term investments	100	–
Proceeds from available-for-sale investments	1	1
Payment for capitalizable costs in process	(23)	(45)
Proceeds from disposition of equipment and receivables	7	130
Payments of leases, notes and other receivables	280	87
Origination of leases, notes and other receivables	–	(545)
Net cash provided by (used in) investing activities	65	(372)
FINANCING ACTIVITIES
Proceeds from intercompany borrowing	–	200
Repayment of debt	(64)	(203)
Payment of cash dividends (including return of capital)	–	(45)
Net cash used in financing activities	(64)	(48)
Net increase (decrease) in cash and cash equivalents	162	(205)
Cash and cash equivalents at beginning of year	596	305
Cash and cash equivalents at end of period	$758	$100

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$(144)	$23

Net transfer to notes receivable	$24	$–

Net transfer to equipment under operating leases	$142	$19

Transfer to (from) finance leases	$6	$(4)

Transfer from other assets	$(28)	$(38)

(Increase)/decrease in debt due to fair value hedge derivatives	$(36)	$8

See Notes to Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

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

We have an intercompany borrowing and lending arrangement with Boeing. No amounts were outstanding under this arrangement at June 30, 2010.

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2009 Annual Report on Form 10-K.

At June 30, 2010, we were the beneficiary under $1,911 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,532.

Intercompany guarantee amounts by type are summarized as follows:

	June 30, 2010		December 31, 2009
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,624	$2,165	$1,637	$2,179
Out of production single-aisle aircraft	160	160	167	167
Out of production twin-aisle aircraft	77	109	78	113
Other, including other Boeing aircraft	50	98	47	91
	$1,911	$2,532	$1,929	$2,550

At June 30, 2010 and December 31, 2009, Accounts with Boeing included deferred revenue of $63 and $69 associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2010	2009
Applied to income	$34	$36
Net change in deferred revenue	(6)	(11)
Net cash received under intercompany guarantee and subsidy agreements	$28	$25

For the six months ended June 30, 2010 and 2009, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $5 and $10.

For the six months ended June 30, 2010 and 2009, we recorded new business volume of $20 and $481 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the six months ended June 30:

	2010	2009
Allowance for losses on receivables at beginning of period	$71	$59
Provision for losses	2	14
Write-offs	–	(12)
Recovery of write-offs	–	1
Allowance for losses on receivables at end of period	$73	$62

Allowance as a percentage of total receivables	2.8%	1.9%

The carrying value of impaired receivables consisted of the following:

	June 30, 2010	December 31, 2009
Impaired receivables with specific impairment allowance	$–	$–
Impaired receivables with no specific allowance	137	145
Carrying value of impaired receivables	$137	$145

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	June 30, 2010	December 31, 2009
Assets placed on non-accrual status:
Receivables	$1	$–
Equipment under operating leases, net(1)	73	86
	74	86
Assets held for sale or re-lease, net(1) (2)	101	114
	$175	$200

Percent of non-performing receivables to total receivables	–%	–%
Percent of total non-performing assets to total portfolio	3.3%	3.5%

(1)

At June 30, 2010 and December 31, 2009, equipment under operating leases of $434 and $295 and assets held for sale or re-lease of $123 and $271 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At June 30, 2010 and December 31, 2009, non-performing assets held for sale or re-lease of $61 and $74 had either a purchase or lease commitment.

Note 4 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

June 30, 2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
Marketable equity securities	$20	$1	$(5)	$16
EETC	5	–	–	5
Total	$25	$1	$(5)	$21

December 31, 2009
Available-for-sale investments:
Marketable equity securities	$20	$1	$(4)	$17
EETC (1)	6	–	(1)	5
Total	$26	$1	$(5)	$22

(1)	At December 31, 2009, the Enhanced Equipment Trust Certificate (EETC) had been in a continuous unrealized loss position for more than 12 months.

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

The contractual maturities of available-for-sale debt securities at June 30, 2010, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	3	3
Due from five to ten years	1	1
Total	$5	$5

Note 5 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at June 30, 2010)	June 30, 2010	December 31, 2009
3.25% - 7.58% fixed rate notes due through 2019	$3,902	$3,927
1.77% floating rate note due in 2023	25	25
1.45% - 5.79% non-recourse notes due through 2013	58	61
1.14% capital lease obligation due through 2015	57	62
	$4,042	$4,075

At both June 30, 2010, and December 31, 2009, we had interest rate swaps which effectively convert debt of $1,475 from fixed rates to floating rates.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At June 30, 2010, we were in compliance with these covenants.

Note 6 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of June 30, 2010 do not require collateral or other security from either party to the contract.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

June 30, 2010	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$50	$–

December 31, 2009
Derivatives designated as hedging instruments - Interest rate swaps	$32	$(17)

The notional amount of our interest rate swaps is disclosed in Note 5 – Debt.

For the three and six months ended June 30, 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to Accumulated other comprehensive income (loss) (AOCI) or the Statement of Operations.

For the three and six months ended June 30, 2009, we recognized a gain in AOCI of $1 and $2 related to our interest rate swaps in cash flow hedging relationships. In addition, for the six months ended June 30, 2009 we reclassified a loss of $1 from AOCI into Interest expense.

For the three and six months ended June 30, 2009, we recognized a gain of $7 and $8 in Other income related to warrants to purchase common stock of an unaffiliated third party.

Note 7 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of June 30, 2010, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At June 30, 2010, we and Boeing had unfunded financing commitments of $10,203, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments.

If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of June 30, 2010) is as follows:

Total
July through December 2010	$1,034
2011	1,225
2012	353
2013	947
2014	1,269
Thereafter	5,375
$10,203

Note 8 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009, and are categorized using the three levels of fair value hierarchy.

June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable equity securities	$16	$16	$–	$–
EETC	5	–	–	5
Interest rate swaps	50	–	50	–
Total	$71	$16	$50	$5

Liabilities
Interest rate swaps	$–	$–	$–	$–
Total	$–	$–	$–	$–

December 31, 2009
Assets
Available-for-sale investments:
Marketable equity securities	$17	$17	$–	$–
EETC	5	–	–	5
Interest rate swaps	32	–	32	–
Total	$54	$17	$32	$5

Liabilities
Interest rate swaps	$(17)	$–	$(17)	$–
Total	$(17)	$–	$(17)	$–

Marketable equity securities. The fair value of our marketable equity securities is determined using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in AOCI.

EETC. The fair value of our EETC is derived using discounted cash flows at market yield based on estimated trading prices for comparable debt securities. Unrealized gains (losses) are recorded in AOCI.

Interest rate swaps. The fair values of our interest rate swaps are determined using cash flows discounted at market interest rates in effect at the period close.

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the six months ended June 30:

2010	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, and Settlements	Transfers In (Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$1	$(1)	$–	$5
Total	$5	$–	$1	$(1)	$–	$5

2009
Assets
EETC	$5	$–	$–	$(1)	$–	$4
Warrants	10	8	–	–	–	18
Total	$15	$8	$–	$(1)	$–	$22

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the six months ended June 30, and the carrying value and asset classification of the related assets still held as of June 30:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$–	$–	$16	$(6)
Equipment under operating leases (2)	53	(11)	45	(15)
Assets held for sale or re-lease (2)	22	(4)	6	(2)
Total	$75	$(15)	$67	$(23)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)

Represents carrying value and related write downs which were based on the fair value for the related aircraft. For the six months ended June 30, 2010, losses on equipment under operating leases includes $5 which were offset by intercompany guarantees.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$659	$688	$865	$892
Liabilities
Debt, excluding capital lease obligations	$(3,985)	$(4,172)	$(4,013)	$(4,197)
Off-Balance Sheet Arrangements
Guarantor obligations from us	$–	$–	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at June 30, 2010 and December 31, 2009 as reflected in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Notes and other. The fair value of our variable rate notes that reprice frequently approximate their carrying value. The fair value of fixed rate notes is estimated using discounted cash flows analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality.

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,373	26.0%	$1,573	27.8%
American	472	8.9	517	9.1
Continental	462	8.7	450	8.0
Hawaiian	442	8.4	449	7.9
Mexicana	434	8.2	295	5.2
	$3,183	60.2%	$3,284	58.0%

For the six months ended June 30, 2010 and 2009, AirTran Holdings, Inc. accounted for 21% and 20% of our revenue.

Portfolio carrying values were represented in the following regions:

	June 30, 2010		December 31, 2009
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,662	69.2%	$4,073	71.9%
Europe	683	12.9	762	13.4
Latin America	526	9.9	394	7.0
Asia/Australia	305	5.8	319	5.6
Other	114	2.2	118	2.1
	$5,290	100.0%	$5,666	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	June 30, 2010	December 31, 2009
717	$2,236	$2,277
757	861	902
737	479	559
767	439	474
MD-11 (1)	404	401
747	321	343
MD-80	215	231
777	135	147
Other (2)	200	332
	$5,290	$5,666

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	June 30 2010	December 31, 2009
2005 and newer	10.9%	11.5%
2000 – 2004	63.7	63.1
1995 – 1999	11.9	11.3
1994 and older	13.5	14.1
	100.0%	100.0%

Note 10 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At June 30, 2010, our maximum future cash exposure to loss associated with the loss sharing arrangement was $234, for which we have accrued a liability of $81.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other Liabilities for the six months ended June 30:

	2010	2009
Reserve at beginning of period	$77	$39
Increase in reserve	4	7
Payments received from GECC	–	2
Reserve at end of period	$81	$48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and of shareholder’s equity and comprehensive income, and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2010

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact and include, among others, statements relating to our future financial condition and operating results, future portfolio size and amounts of new aircraft financing, future levels of indebtedness and debt-to-equity ratios, and the outcome of contingencies,

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees of future performance and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are:

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

–	reduced lease rates as a result of competition in the used aircraft market, or the inability to maintain aircraft on lease at satisfactory lease rates,

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business,

–	the adequacy of coverage of our allowance for losses on receivables, and

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities and fluctuations in our portfolio size

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including, but not limited to, the “Risk Factors” on pages 3 through 5 of our most recent Annual Report on Form 10-K, “Management’s Narrative Analysis of the Results of Operations” and Note 7 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the six months ended June 30, 2010, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

In 2009, a weak global economic environment and capital market disruptions affected the availability of credit for the airline industry and we provided limited financing to certain Boeing customers. During the second half of 2009, sources of financing available for aircraft deliveries started to show signs of improvement, which continued through the second quarter of 2010. To the extent capital market conditions continue to improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing.

At June 30, 2010, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At June 30, 2010, we owned 267 commercial aircraft and one C-40 aircraft and had partial ownership or security interest in an additional 42 aircraft. Our portfolio at June 30, 2010 decreased to $5.3 billion from $5.7 billion at December 31, 2009. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
New business volume	$25	$766
Write-offs	–	(12)
Recovery of write-offs	–	1
Transfer of assets	3	19
Asset impairment and other charges	(16)	(91)
Asset run off and prepayments	(281)	(613)
Asset dispositions	(5)	(220)
Depreciation and amortization expense	(102)	(207)
Net change in portfolio balance	$(376)	$(357)

At June 30, 2010 and December 31, 2009, we had $224 million and $385 million of assets that were held for sale or re-lease, of which $184 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $203 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

Our net income was $62 million for the six months ended June 30, 2010 compared with $42 million for the same period in 2009, an increase of $20 million.

Consolidated Results of Operations

Revenue

Revenue was $324 million for the six months ended June 30, 2010 compared with $330 million for the same period in 2009, a decrease of $6 million.

Finance lease income was $73 million for the six months ended June 30, 2010, a decrease of $4 million compared with the same period in 2009, primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off. Without the support of Boeing in the form of intercompany guarantees our Finance lease income would have been $1 million less than reported for the six months ended June 30, 2010. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Operating lease income was $195 million for the six months ended June 30, 2010, a decrease of $6 million compared with the same period in 2009, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $30 million and $46 million less than reported, for the six months ended June 30, 2010 and 2009. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Net gain on disposal of assets was $6 million for the six months ended June 30, 2010, an increase of $6 million compared with the same period in 2009, primarily due to higher volume of asset sales.

Expenses

Expenses were $223 million for the six months ended June 30, 2010 compared with $257 million for the same period in 2009, a decrease of $34 million.

Interest expense was $82 million for the six months ended June 30, 2010, a decrease of $8 million compared with the same period in 2009, primarily due to a decrease in the weighted average annual effective interest rate on all borrowings to 4.1% from 5.1% partially offset by a net increase in the balance of debt outstanding.

The provision for losses was $2 million for the six months ended June 30, 2010, compared with $14 million for the same period in 2009. The increase in our allowance through a provision for losses for the six months ended June 30, 2010 was due to the effects of declines in aircraft collateral values and increases in default rates exceeding the effect of run off of our finance leases and notes receivable.

Asset impairment expense was $10 million for the six months ended June 30, 2010, a decrease of $7 million compared with the same period in 2009. The asset impairment expense during the first six months of 2010 was primarily due to reduced projected cash flows on certain aircraft.

Other expense was $5 million for the six months ended June 30, 2010, a decrease of $3 million compared with the same period in 2009, primarily due to lower aircraft delivery, maintenance and modification expense.

Provision for income tax

Provision for income tax was $37 million for the six months ended June 30, 2010, an increase of $10 million compared with the same period in 2009, primarily due to an increase in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $2 million for the six months ended June 30, 2010, primarily due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a loss of $4 million, net of tax, for the same period in 2009.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $758 million at June 30, 2010, an increase from $596 million at December 31, 2009. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2010	2009
Net cash provided by operating activities	$161	$215
Net cash provided by (used in) investing activities	65	(372)
Net cash used in financing activities	(64)	(48)

Net increase (decrease) in cash and cash equivalents	$162	$(205)

Operating activities

During the six months ended June 30, 2010, net cash provided by operating activities included net income from operations of $62 million. We had net adjustments for non-cash items of $88 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $11 million.

During the six months ended June 30, 2009, net cash provided by operating activities included net income from operations of $42 million. We had net adjustments for non-cash items of $106 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $67 million.

Investing activities

During the six months ended June 30, 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $280 million, primarily offset by the net purchase of $200 million in short-term investments.

During the six months ended June 30, 2009, net cash used in investing activities primarily included $545 million relating to the origination of notes receivable offset by asset run off.

Financing activities

During the six months ended June 30, 2010, net cash used in financing activities included scheduled debt repayments of $64 million.

During the six months ended June 30, 2009, net cash used in financing activities included scheduled debt repayments of $203 million and cash dividends (including return of capital) to Boeing of $45 million offset by intercompany borrowings of $200 million from Boeing.

Outstanding debt at June 30, 2010 and December 31, 2009 was $4.0 billion and $4.1 billion, of which $1.4 billion will be due in the next 12 months. During the six months ended June 30, 2010, we had no commercial paper borrowings outstanding. Our leverage (ratio of debt to equity) at June 30, 2010 and December 31, 2009 was 5.3-to-1 and 5.8-to-1. We expect our leverage to return to approximately 5.0-to-1 by the end of 2010.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $10.2 billion as of June 30, 2010. We anticipate that a significant portion of these commitments will not be exercised given alternative financing sources available to our customers. As a result of the challenging aircraft financing market, we financed a small number of new aircraft deliveries in 2009 and we expect to continue to do so into the foreseeable future. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of June 30, 2010, we have $4.0 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During 2009, we established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of such funding under those programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

Additional Disclosures Regarding Allowance for Losses on Receivables

The following table reconciles the changes in the allowance for losses on receivables for the six months ended June 30, 2010 and 2009. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2010	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$71	$231	$302
Provision for losses	2	3	5

Allowance for losses on receivables at end of period	$73	$234	$307

Allowance as a percentage of total receivables	2.8%		11.6%

2009
Allowance for losses on receivables at beginning of period	$59	$210	$269
Provision for (recovery of) losses	14	(2)	12
Write-offs	(12)	–	(12)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of period	$62	$208	$270

Allowance as a percentage of total receivables	1.9%		8.2%

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

A. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Boeing Capital Corporation

July 28, 2010	/s/ KEVIN R. MILLISON
Kevin R. Millison Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 28, 2010	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)