Form 10-K
period 2010-12-31
BOEING CAPITAL CORP
filed 2011-02-09
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 1, 2011: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact and include, among others, statements relating to our future financial condition and operating results, future portfolio size and amounts of new aircraft financing, future levels of indebtedness and debt-to-equity ratios, and the outcome of contingencies.

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

–	the impact of bankruptcies, restructurings or mergers and acquisitions on commercial airline customers,

–	the impact of changes in aircraft valuations,

–	the sufficiency of our liquidity, including access to capital markets,

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

–	reduced lease rates as a result of competition in the used aircraft market, or the inability to maintain aircraft on lease at satisfactory lease rates,

–	financial, legal, tax, regulatory, legislative and accounting changes or actions that may affect the overall performance of our business,

–	the adequacy of coverage of our allowance for losses on receivables, and

–	volatility in our earnings due to the timing of asset sales, other risk mitigation activities, fluctuations in our portfolio size and changes in interest rates.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including, but not limited to the “Risk Factors” contained on pages 3 through 5 of this report, “Management’s Narrative Analysis of the Results of Operations” and Note 12 to our Consolidated Financial Statements included in this report. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 1. Business

GENERAL

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of Boeing. The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Defense, Space & Security customers.

At December 31, 2010, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At December 31, 2010, our portfolio totaled $4.7 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2010, we owned 257 commercial aircraft and had partial ownership or security interests in an additional 28 aircraft.

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

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2010, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $1.7 billion related to portfolio assets totaling $2.3 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2010. That report is not incorporated by reference into this filing of Boeing Capital Corporation.

COMPETITIVE CONDITIONS

The Boeing products we finance are influenced by the aerospace and financial markets and general economic conditions. The financing solutions we develop are part of overall sales campaigns and can be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns, Boeing competes against other companies also offering in-house customer financing. Some customers periodically require a financing commitment prior to ordering aircraft. Third party financiers are often unwilling to offer financing when orders are made since there may be a delay of several years between order and delivery. Therefore, we may provide a financing commitment when products are ordered and subsequently assist our customers in obtaining alternative financing from third parties.

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

EMPLOYEES

At December 31, 2010, we had 151 employees, compared with 161 at December 31, 2009. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations and timing of filling open positions. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 1, 2011, we had 150 employees.

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

Item 1A. Risk Factors

An investment in our debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past or projected future performance due to a variety of factors. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

A substantial deterioration in the financial condition of the commercial airline industry may adversely impact us.

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If terrorist attacks; a serious health epidemic; significant regulatory actions in response to environmental, safety or other concerns; increases in fuel related costs or other exogenous events were to occur, a material adverse effect on the airline industry, increased requests for financing, significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings could result. If this were to occur, aircraft values or lease rates could decline. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we were called upon to fund all outstanding financing commitments made by us and Boeing, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets, and a decline in Boeing’s or our own financial performance or outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

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

We periodically review our portfolio of equipment under operating leases for impairment. The cumulative undiscounted cash flows expected to result from the use and eventual disposition of these assets are greater than their carrying value. However, the fair value of certain of these assets as measured at their expected sale price is less than their carrying value. Expected undiscounted cash flows could be adversely affected by certain factors, including credit deterioration of a lessee, declines in future rental rates or by a change in our intention to hold or dispose of an asset. If, during our periodic reviews, we determine that the fair value of an asset is less than the carrying value and the revised expected undiscounted cash flows reflect an adverse change, we may recognize impairment charges, which could have a material adverse effect on our earnings and/or financial position.

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

We are fundamentally affected by our relationship with Boeing. As a wholly owned subsidiary of Boeing we are subject to a wide range of possible strategic decisions which Boeing may make from time to time. Those strategic decisions could include the level and types of financing provided to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing, and the ending of production of certain aircraft programs. In addition, circumstances affecting Boeing can significantly affect us. For example, our debt ratings are closely tied to those of Boeing, and when rating agencies take actions regarding Boeing’s ratings, they may take the same actions with respect to our ratings. Significant changes in Boeing’s overall strategy or its relationship with us or material adverse changes in Boeing’s performance could have a material adverse effect on us.

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

A significant portion of our portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably Boeing 717 aircraft. Our concentration risk is mitigated in part by intercompany guarantees from Boeing with respect to certain portfolio assets, which primarily relate to 717 aircraft. Nonetheless, if one or more customers holding a significant portion of our portfolio assets experiences financial difficulties, defaults or does not renew its leases with us at their expiration and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2010 and 2009, we declared and paid dividends (including return of capital) totaling $108 million and $93 million to Boeing.

A covenant in one of our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2010, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data (Unaudited)

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
New business volume (1)	$72	$766	$155	$24	$250

Statement of operations data:
Revenue	$639	$660	$703	$815	$1,025
Income from continuing operations	$96	$80	$102	$147	$185

Dividends to Boeing (including return of capital)	$108	$93	$254	$408	$344
Non-cash capital contributions from Boeing	$2	$2	$3	$5	$9

Balance sheet data:
Cash and cash equivalents	$425	$596	$305	$463	$589

Portfolio (2)	$4,694	$5,666	$6,023	$6,532	$8,034

Total assets	$5,986	$6,774	$6,378	$7,044	$8,584
Total debt	$3,446	$4,075	$3,652	$4,327	$5,590

Debt to Shareholder’s equity ratio	5.0	5.8	5.0	5.0	5.0
Ratio of earnings to fixed charges (3)	2.0	1.7	1.7	1.8	1.8

(1)	New business volume consists of capitalized costs and funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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

Business Environment and Trends

Global passenger traffic exceeded initial expectations in 2010 growing an estimated 8% for the year and showing growth over prior 2008 peak levels. Significant variation existed between regions and airline business models with emerging markets and low cost carriers leading recovery and growth into 2011. Air cargo traffic also rebounded in 2010 after two years of contraction. Led by strong growth in Asian exports, air cargo traffic recovered to peak 2007 levels and is poised to resume growth in 2011.

Airlines cut capacity in 2009 to match the demand environment which allowed them to boost yields as demand recovered in 2010. Airlines have also pursued new revenue sources by expanding alliances and building ancillary revenue streams. In addition, airlines continued to focus on cutting costs and pursued consolidation opportunities, particularly in mature markets, to improve market positioning. These airline tactics, combined with improving demand and relatively stable fuel prices, have driven a strong turnaround in airline industry profitability. Airlines are forecast to earn $15 billion in 2010 following a $10 billion net loss in 2009. The 2011 outlook is for continued profitability which should allow airlines to rebuild balance sheets that suffered from fuel price spikes and recession in 2008-2009.

A substantial portion of our portfolio is concentrated among certain U.S. commercial airline customers. We provided greater amounts of financing to Boeing customers during 2009 than in any of the preceding five years. Sources of financing available for aircraft deliveries improved during 2010 and as a result, we provided no financing for Boeing aircraft deliveries.

On September 26, 2010, Southwest Airlines Co. (Southwest) and AirTran Holdings, Inc. (AirTran) entered into an Agreement and Plan of Merger, whereby Southwest will acquire, subject to certain conditions, all of the outstanding common stock of AirTran. As disclosed in Item 8. Financial Statements, Note 15 – Concentrations, AirTran, together with its subsidiaries, is our largest customer in terms of revenue and portfolio carrying value.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (10.5% of current world fleet) were parked at the end of 2010, including both in-production and out-of-production aircraft types. Of these parked aircraft over 30% are not expected to return to service. At the end of 2009 and 2008, 11.6% and 11.0% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2010, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2010 decreased to $4.7 billion from $5.7 billion at December 31, 2009. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2010	2009
New business volume	$72	$766
Write-offs	(1)	(12)
Recovery of write-offs	1	1
Transfer of assets	–	19
Asset impairment and other charges	(85)	(91)
Asset run off and prepayments	(605)	(613)
Asset dispositions	(153)	(220)
Depreciation and amortization expense	(201)	(207)
Net change in portfolio balance	$(972)	$(357)

At December 31, 2010 and 2009, we had $583 million and $385 million of assets that were held for sale or re-lease, of which $28 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. The increase was primarily due to our termination of aircraft leases with Aevovias Caribe S.A. de C.V. (Click), an affiliate of Compania Mexicana de Aviacion S.A. de C.V. (Mexicana), in August 2010. See Item 8. Financial Statements, Note 12 – Commitments and Contingencies. Additionally, aircraft subject to leases with a carrying value of approximately $174 million are scheduled to be returned off lease during 2011. These aircraft are being remarketed or we are seeking to have the leases extended.

Our net income was $92 million for 2010 compared with $57 million for 2009. For the years ended December 31, 2010 and 2009, our return on average assets calculated on Income from continuing operations was 1.5% and 1.2%.

Consolidated Results of Operations

Revenue

Revenue consists primarily of lease income from equipment under operating leases and interest from finance lease receivables and notes. Revenue was $639 million in 2010 compared with $660 million in 2009, a decrease of $21 million.

Finance lease income was $139 million in 2010, a decrease of $5 million compared with 2009, primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off. Without the support of Boeing in the form of intercompany guarantees our Finance lease income would have been $19 million and $7 million less than reported for the years ended December 31, 2010 and 2009. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Interest income on notes receivable was $76 million in 2010, an increase of $1 million compared with 2009 primarily due to recognition of deferred intercompany revenue of $10 million on early payment of notes, offset by a decrease in income related to a lower weighted average notes receivable balance during 2010.

Operating lease income was $384 million in 2010, a decrease of $20 million compared with 2009, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $50 million and $46 million less than reported, for the years ended December 31, 2010 and 2009. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Investment income was $5 million in 2010, an increase of $4 million compared with 2009, primarily due to the gain on sale of certain available-for-sale marketable equity securities in 2010.

Expenses

Expenses consist of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses were $487 million in 2010 compared with $534 million in 2009, a decrease of $47 million.

Interest expense was $160 million in 2010, a decrease of $15 million compared with 2009, due to a decrease in the weighted average annual effective interest rate on all borrowings to 4.2% from 4.7%, partially offset by an increase in the weighted average balance of debt outstanding.

Depreciation expense was $200 million in 2010, a decrease of $7 million compared with 2009, primarily due to a lower depreciable balance of equipment under operating leases as a result of asset dispositions and asset sales, partially offset by an increase in depreciation resulting from lower estimated residual values.

The provision for losses was $16 million in 2010, compared with $23 million in 2009. The provision for losses for both years was primarily due to the effects of declines in aircraft collateral values and increases in default rates exceeding the impact of run off of our finance leases and notes receivable.

Asset impairment expense was $51 million in 2010, a decrease of $24 million compared with 2009. The asset impairment expense in 2010 was primarily due to reduced expected undiscounted cash flows on certain aircraft.

Provision for income tax

Provision for income tax was $56 million in 2010, an increase of $10 million compared with 2009, primarily due to an increase in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $4 million for 2010 due to an increase in our expected losses under our loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a loss of $23 million, net of tax, in 2009. These increases in expected losses resulted primarily from claims associated with specific assets subject to the loss sharing agreement.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $425 million at December 31, 2010, a decrease from $596 million at December 31, 2009. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2010	2009
Net cash provided by operating activities	$273	$332
Net cash provided by (used in) investing activities	309	(414)
Net cash provided by (used in) financing activities	(753)	373
Net increase (decrease) in cash and cash equivalents	$(171)	$291

Operating activities

During 2010, net cash provided by operating activities included net income from operations of $92 million. We had net adjustments for non-cash items of $214 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $33 million.

During 2009, net cash provided by operating activities included net income from operations of $57 million. We had net adjustments for non-cash items of $261 million, which primarily related to depreciation expense and asset impairment and other related charges. We also had a net increase in cash due to changes in assets and liabilities of $14 million.

Investing activities

During 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $612 million, which included early payments from customers, and proceeds from sale of aircraft of $126 million, primarily offset by the net purchase of $400 million in short-term investments.

During 2009, net cash used in investing activities included the purchase of $500 million in short-term investments and $72 million related to the origination of leases, notes and other receivables net of repayments, partially offset by an increase in cash of $220 million from sale of aircraft.

Financing activities

During 2010 and 2009, we made debt repayments of $645 million and $728 million (including $200 million of intercompany debt) and paid dividends (including return of capital) of $108 million and $93 million. In 2009, net cash provided by financing activities included $994 million of net proceeds from our debt issuances and $200 million of intercompany borrowings from Boeing.

Outstanding debt at December 31, 2010 and 2009 was $3.4 billion and $4.1 billion, of which $801 million (including $3 million due to interest rate swaps) will be due during 2011. During 2010 and 2009, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at December 31, 2010 and 2009 was 5.0-to-1 and 5.8-to-1, respectively.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $9.9 billion as of December 31, 2010. We anticipate that a significant portion of these commitments will not be exercised due to alternative financing sources we expect to be available to our customers. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of December 31, 2010, we have $4.0 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During 2009, we established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of such funding under those programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2010, as well as at each quarter end during the year, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the SEC, consisting of variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2010:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2011	2012- 2013	2014- 2015	2016- Thereafter
Debt (1)	$3,353	$788	$1,510	$520	$535
Capital lease obligations (1)	52	10	20	22	–
Interest (2)	481	134	155	71	121
Purchase obligations (3)	29	9	20	–	–
	$3,915	$941	$1,705	$613	$656

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2010 on floating rate debt.

(3)	Purchase obligations due in 2011 includes $1 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from future borrowings.

The following table summarizes our commercial commitments outstanding at December 31, 2010:

Commercial Commitments

		Total Amounts Committed
(Dollars in millions)	Total	2011	2012- 2013	2014- 2015	2016- Thereafter

Financing commitments (1) (2)	$345	$163	$182	$–	$–

(1)	Represents our commitments to provide leasing and other financing based on estimated earliest potential funding dates.

(2)	Does not reflect the revision of the 787 program schedule announced in January 2011.

In addition to our financing commitments of $345 million at December 31, 2010, Boeing had unfunded financing commitments of $9.5 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2010) is as follows:

Total
2011 (1)	$1,071
2012 (1)	940
2013 (1)	913
2014 (1)	1,283
2015 (1)	1,492
Thereafter (1)	3,821
$9,520

(1)	Does not reflect the revision of the 787 program schedule announced in January 2011.

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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $20 million for the year ended December 31, 2010.

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

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2010, the allowance would have decreased by $42 million or increased by $88 million. If the collateral values were 20% higher or lower at December 31, 2010, the allowance would have decreased by $33 million or increased by $24 million. If the cumulative default rates used for each rating category were increased or decreased by 1%, the allowance would have increased by $2 million or decreased by $2 million.

Residual Values

Equipment under operating leases and assets held for sale or re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for sale or re-lease. If the estimated residual values declined 20% at December 31, 2010, we estimate that we would have incurred additional impairment expense of $31 million for the year ended December 31, 2010, and a future cumulative pre-tax earnings reduction of approximately $132 million recognized over the remaining depreciable periods, of which approximately $30 million would be recognized in 2011.

Direct finance leases are recorded at inception as the net investment representing the aggregate future minimum lease payments, estimated residual value of the leased equipment and deferred incremental direct costs less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2010, we estimate that we would have reduced pre-tax income by $17 million for the year ended December 31, 2010.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the years ended December 31, 2010 and 2009. Column 3 presents this information, calculated in accordance with our accounting policy (see Item 8. Financial Statements and Supplementary Data, Note 1), if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2010	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$71	$231	$302
Provision for losses	16	35	51
Write-offs	(1)	–	(1)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of year	$87	$266	$353

Allowance as a percentage of total receivables	3.8%		15.5%

2009
Allowance for losses on receivables at beginning of year	$59	$210	$269
Provision for losses	23	21	44
Write-offs	(12)	–	(12)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of year	$71	$231	$302

Allowance as a percentage of total receivables	2.5%		10.5%

(Dollars in millions)	(1)	(2)	(3)
2010	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$51	$92	$143

2009
Asset impairment expense	$75	$–	$75

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of interest rate changes on our pre-tax earnings over the next 12 months. In our analysis, we include balance sheet instruments whose income or interest expense would be impacted by changes in interest rates, which consists of Cash and cash equivalents, Short-term investments, Receivables, and Debt. For the purposes of our analysis, we assume that the level of floating rate assets and debt (including the impact of derivatives) remain unchanged from year end 2010 and that they are all subject to immediate re-pricing. As of December 31, 2010, the impact over the next 12 months of a 100 basis point immediate and sustained rise in interest rates would be a $5 million increase to pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movements, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with our sensitivity analysis.

Additional risks include credit risk and residual value risk, which are discussed in Item 7. Critical Accounting Estimates.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 15 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 9, 2011

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2010	2009
ASSETS
Cash and cash equivalents	$425	$596
Short-term investments	900	500
Receivables:
Finance leases	1,907	2,024
Notes and other	375	865
	2,282	2,889
Allowance for losses on receivables	(87)	(71)
	2,195	2,818
Equipment under operating leases, net	1,821	2,368
Investments	8	24
Assets held for sale or re-lease, net	583	385
Other assets	54	83
	$5,986	$6,774

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$88	$83
Other liabilities	328	380
Accounts with Boeing	66	85
Deferred income taxes	1,371	1,452
Debt	3,446	4,075
	5,299	6,075
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	682	696
Accumulated other comprehensive income (loss), net of tax	–	(2)
Retained earnings	–	–
	687	699
	$5,986	$6,774

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
REVENUE
Finance lease income	$139	$144	$163
Interest income on notes receivable	76	75	56
Operating lease income	384	404	457
Investment income	5	1	3
Net loss on disposal of assets	(2)	–	–
Other income	37	36	24
	639	660	703
EXPENSES
Interest expense	160	175	223
Depreciation expense	200	207	220
Provision for (recovery of) losses	16	23	(4)
Operating expenses	48	45	50
Asset impairment expense	51	75	35
Other expense	12	9	17
	487	534	541
Income from continuing operations before provision for income tax	152	126	162
Provision for income tax	56	46	60
Income from continuing operations	96	80	102
Net gain (loss) on disposal of discontinued operations, net of tax	(4)	(23)	18
Net income	$92	$57	$120

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2007	$865	$5	$861	$(1)	$–	$155
Non-cash capital contributions from Boeing	3	–	3	–	–
Cash dividends to Boeing (including return of capital)	(254)	–	(134)	–	(120)
Net income	120	–	–	–	120	$120
Reclassification adjustment for gain realized on investments, net of tax of $1	1	–	–	1	–	1
Unrealized loss on derivative instruments, net of tax of $1	(1)	–	–	(1)	–	(1)
Unrealized loss on investments, net of tax of $1	(2)	–	–	(2)	–	(2)
Balance at December 31, 2008	$732	$5	$730	$(3)	$–	$118

Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(93)	–	(36)	–	(57)
Net income	57	–	–	–	57	$57
Unrealized gain on derivative instruments, net of tax of $1	2	–	–	2	–	2
Unrealized loss on investments, net of tax (1)	(1)	–	–	(1)	–	(1)
Balance at December 31, 2009	$699	$5	$696	$(2)	$–	$58

Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(108)	–	(16)	–	(92)
Net income	92	–	–	–	92	$92
Reclassification adjustment for gain realized on investments, net of tax of $1	(2)	–	–	(2)	–	(2)
Unrealized gain on investments, net of tax of $1	4	–	–	4	–	4
Balance at December 31, 2010	$687	$5	$682	$–	$–	$94

(1)	At December 31, 2009, the tax amount related to the unrealized loss on investments was less than $1.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2010, 2009 and 2008.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$92	$57	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	192	198	215
Net loss on disposal of assets	2	–	–
Provision for (recovery of) losses	16	23	(4)
Net gain on investments and derivative instruments	(4)	(8)	(10)
Asset impairment expense and other charges	85	91	35
Share-based plans expense	2	2	3
Adjustments related to discontinued operations, net of tax	4	23	(18)
Change in deferred income taxes	(83)	(68)	126
Change in assets and liabilities:
Other assets	19	(16)	32
Accrued interest and rents	1	3	16
Accounts payable and accrued expenses	5	5	(17)
Other liabilities	(41)	(57)	73
Accounts with Boeing	(17)	79	(22)
Net cash provided by operating activities	273	332	549
INVESTING ACTIVITIES
Purchase of short-term investments	(1,300)	(500)	–
Proceeds from maturities of short-term investments	900	–	–
Purchase of investment	–	–	(1)
Proceeds from available-for-sale investments	25	1	136
Purchase of equipment for operating leases	–	–	(10)
Payment for capitalizable costs in process	(54)	(63)	(26)
Proceeds from disposition of equipment and receivables	126	220	69
Payments of leases, notes and other receivables	612	608	178
Origination of leases, notes and other receivables	–	(680)	(90)
Net cash provided by (used in) investing activities	309	(414)	256
FINANCING ACTIVITIES
Proceeds from issuance of debt	–	994	–
Proceeds from intercompany borrowing	–	200	–
Repayment of debt (including intercompany)	(645)	(728)	(709)
Payment of dividends (including return of capital)	(108)	(93)	(254)
Net cash provided by (used in) financing activities	(753)	373	(963)
Net increase (decrease) in cash and cash equivalents	(171)	291	(158)
Cash and cash equivalents at beginning of year	596	305	463
Cash and cash equivalents at end of year	$425	$596	$305

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$324	$(68)	$629
Net transfer to notes receivable	$24	$9	$–
Net transfer to (from) equipment under operating leases	$(283)	$150	$(553)
Net transfer to (from) finance leases	$6	$(6)	$(20)
Transfer from other assets	$(71)	$(98)	$(56)
Transfer from accounts with Boeing	$–	$(6)	$–
Transfer to investments	$–	$19	$–
(Increase)/decrease in debt due to fair value hedge derivatives	$(26)	$34	$(40)

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Organization Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our”, “BCC” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). The Company was incorporated in Delaware in 1968. In the commercial aircraft market, we facilitate, arrange, structure and provide selective financing solutions for Boeing’s Commercial Airplanes customers. In the space and defense markets, we primarily arrange and structure financing solutions for Boeing’s Defense, Space & Security customers.

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

Portfolio Our portfolio consists of direct finance leases, leveraged leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

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

Investments Available-for-sale debt securities in the form of Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive income (loss) (AOCI) on the Consolidated Balance Sheets. Available-for-sale equity securities are recorded at fair value using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in Accumulated other comprehensive income (loss).

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

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment at least annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flows from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flows including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset.

Allowance for Losses on Receivables We record the potential impairment of receivables in our portfolio in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. We have one portfolio segment that consists of direct finance leases and leverage leases (Finance leases) and notes receivable (Notes and other). The risk characteristics of this portfolio segment relate primarily to collateral exposure and can be segregated by class between out-of-production aircraft and other (including in-production aircraft). Generally, out-of-production aircraft have had greater percentage decreases in collateral value than those associated with in-production aircraft. Declines in collateral value impact our collateral exposure, a significant driver of our allowance for losses. The methods for monitoring and assessing credit risk are the same for both types of receivables. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) all other receivables.

We review all receivables for impairment and determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral, taking into account Boeing and other guarantees. A receivable determined to be uncollectible is written-off against the allowance.

We review the adequacy of the allowance attributable to the remaining receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral taking into account Boeing and other guarantees. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Internally assigned credit ratings, our credit quality indicator, are determined for each customer in the portfolio. Those ratings are reviewed quarterly and updated based upon public information and information obtained directly from our customers.

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

Non-accrual Receivables Income recognition on an accrual basis is generally suspended for leases and notes and other receivables at the date when a full recovery of income and principal, including the effect of intercompany guarantees, become doubtful. We also typically place accounts greater than 90 days past due on non-accrual status. A receivable is considered past due when one or more payments are not received in full by its contractual due date. Income recognition on accrual basis is resumed when leases or notes and other receivables become contractually current and performance is demonstrated to be resumed. Cash received while on non-accrual is applied first to the principal balance due until our receivables are made current.

Derivative Financial Instruments All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate swaps at fair value based on a discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with an offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, all of which are related to debt, the effective portion of the derivative’s gain or loss is initially reported in shareholder’s equity (as a component of AOCI) and is subsequently reclassified into income, as an increase or decrease to interest expense, in the same period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss is reported in earnings immediately. We may also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in Other income.

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

Intercompany Credit Arrangements

The 364-day credit facility between Boeing and its banks was renewed on November 12, 2010, and Boeing’s five-year credit facility expiring in 2012 remains outstanding. Boeing has allocated $500 of the $2,376 364-day line and $1,000 of the $2,000 five-year revolving credit line expiring in 2012 exclusively to BCC. Both the 364-day and 5-year credit facilities have a one-year term out option which allows the borrower to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. At December 31, 2010 and 2009, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

No amounts were outstanding under our intercompany borrowing and lending arrangement with Boeing at December 31, 2010 and 2009. For the year ended December 31, 2009, total interest paid to and received from Boeing was insignificant.

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

Intercompany guarantees primarily relate to residual value guarantees, first loss deficiency guarantees and rental loss guarantees. Residual value guarantees cover a specified asset value at the end of a lease agreement in the event of a decline in market value of the financed aircraft. We typically call on intercompany residual value guarantees upon recognition of an other-than-temporary decline in residual value of direct finance leases. We recognize the benefit of the guarantee through Finance lease income. First loss deficiency guarantees cover a specified portion of our losses on aircraft that we finance in the event of a loss upon disposition of the aircraft following a default by the lessee. Rental loss guarantees are full or partial guarantees covering us against the lessee’s failure to pay rent under the lease agreement or our inability to re-lease these aircraft at or above a specified rent level.

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

At December 31, 2010, we were the beneficiary under $1,749 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,326.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2010		2009
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,586	$2,099	$1,637	$2,179
Out of production single-aisle aircraft	66	66	167	167
Out of production twin-aisle aircraft	51	71	78	113
Other, including other Boeing aircraft	46	90	47	91
	$1,749	$2,326	$1,929	$2,550

At December 31, 2010 and 2009, Accounts with Boeing included $47 and $69 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2010		2009	2008
Finance lease income	$19		$7	$(3)
Interest income on notes receivable	13	(1)	3	3
Operating lease income	50		46	60
Net loss on disposal of assets	9		–	–
Asset impairment expense	7		–	–
	$98		$56	$60

(1)	During 2010 the prepayment of third party notes receivable totaling $163 was facilitated through Boeing. Included in interest income on notes receivable is $10 attributable to this prepayment.

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2010, 2009 and 2008, Boeing recorded charges of $87, $12, and $20, respectively, related to asset impairment and accrued expenses and $34, $21 and $88 respectively, related to provision for (recovery of) losses.

For the years ended December 31, 2010, 2009 and 2008, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $6, $20 and $30, respectively. During 2010 and 2009, we sold C-40 aircraft at their carrying value to Boeing at lease expiration for $26 and $28.

For the years ended December 31, 2010, 2009 and 2008, we recorded new business volume of $39, $618 and $50, respectively, related to Boeing aircraft, equipment or services we purchased or financed.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2010	2009
Federal income tax payable	$34	$27
Other payable	32	58
	$66	$85

For the years ended December 31, 2010 and 2009, we paid dividends (including return of capital) totaling $108 and $93.

We also receive support services from Boeing. Eligible employees are members of Boeing’s defined benefit pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2010, 2009 and 2008, the charge for these services was $19, $11, and $12.

Note 3 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2010	2009
Investment in finance leases:
Direct finance leases:
Minimum lease payments	$2,169	$2,391
Estimated residual value	587	645
Unearned income and deferred net incremental direct costs	(991)	(1,169)
Leveraged leases (1):
Minimum lease payments	698	756
Less principal and interest payable on non-recourse debt	(459)	(502)
Estimated residual value	32	32
Unearned income and deferred net incremental direct costs	(129)	(129)
Total investment in finance leases	1,907	2,024
Investment in notes and other:
Principal	375	868
Accrued interest	2	5
Unamortized deferred fees and net incremental direct costs	(2)	(8)
Total notes and other	375	865
Total investment in finance leases and notes and other	2,282	2,889
Less allowance for losses on receivables	(87)	(71)
	$2,195	$2,818

Receivables balance individually evaluated for impairment	$–	$145
Receivables balance collectively evaluated for impairment	$2,282	$2,744

(1)	For the years ended December 31, 2010 and 2009, net investment in leveraged leases, less deferred income taxes of $223 and $238, was $(81) and $(81).

Scheduled minimum lease payments on finance leases and scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2011	2012	2013	2014	2015	Thereafter
Finance leases (1)	$223	$284	$233	$225	$220	$1,223
Notes and other	$151	$94	$58	$21	$26	$25

(1)	Includes both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt).

Note 4 – Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2010	2009	2008
Allowance for losses on receivables at beginning of year	$71	$59	$74
Provision for (recovery of) losses	16	23	(4)
Write-offs	(1)	(12)	(11)
Recovery of write-offs	1	1	–
Allowance for losses on receivables at end of year	$87	$71	$59

Allowance as a percentage of total receivables	3.8%	2.5%	2.1%

Allowance for losses on receivables specifically evaluated for impairment	$–	$–	$8
Allowance for losses on receivables collectively evaluated for impairment	$87	$71	$51

Credit Quality

We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned creditworthiness category for our receivables consisted of the following at December 31:

	2010			2009
Rating categories	Out-of- Production Aircraft	Other Aircraft	Total	Out-of- Production Aircraft	Other Aircraft	Total
B	$135	$72	$207	$303	$207	$510
CCC	1,658	417	2,075	1,763	616	2,379
Total carrying value	$1,793	$489	$2,282	$2,066	$823	$2,889

At December 31, 2010 and 2009, all of our receivables were related to customers we believe have less than investment-grade credit. We utilize default rates as one of the factors in determining our allowance for losses. At December 31, 2010, we applied default rates that averaged 11% and 50% for customers with internally assigned B and CCC ratings.

Impaired Receivables

At December 31, 2010, we had no impaired receivables. At December 31, 2009, the carrying value and the unpaid principal balance, for out-of-production aircraft were $145.

The following table details our average recorded investment and the related income recognized on the impaired receivables segregated by class for the years ended December 31:

2010	Average Carrying Value	Income Recognized (1)
Out-of-production aircraft	$88	$9
Other aircraft	–	–
Total	$88	$9

2009
Out-of-production aircraft	$162	$9
Other aircraft	–	–
Total	$162	$9

2008
Out-of-production	$191	$11
Other aircraft	6	3
Total	$197	$14

(1)	For the years ended December 31, 2010, 2009 and 2008, of the income recognized we received in cash $9, $9 and $14, respectively.

Past Due Receivables

As of December 31, 2010, we had no past due receivables. As of December 31, 2009, total past due receivables was $1 related to other aircraft which was greater than 90 days.

At December 31, 2010, we had no accrued income on receivables with amounts past due greater than 90 days.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following at December 31:

	2010	2009
Assets placed on non-accrual status:
Equipment under operating leases, net	$29	$86	(1)
Assets held for sale or re-lease, net (1) (2)	43	114
	$72	$200

Percent of total non-performing assets to total portfolio	1.5%	3.5%

(1)

At December 31, 2009, equipment under operating leases of $295 are not included in non-performing assets due to intercompany guarantees provided by Boeing. At December 31, 2010 and 2009, assets held for sale or re-lease of $540 and $271 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At December 31, 2010 and 2009, non-performing assets held for sale or re-lease of $28 and $74 had either a purchase or lease commitment.

Note 5 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2010	2009
Cost	$2,830	$3,330
Advanced rent receipts, net (1)	(31)	(33)
Accumulated depreciation	(978)	(929)
	$1,821	$2,368

(1)	Advanced rent receipts, net is the total cash received for all operating leases in excess of the total operating lease income recognized to date.

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter
Operating leases	$281	$220	$173	$130	$117	$184

Note 6 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

December 31, 2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
Marketable equity securities	$1	$–	$–	$1
EETC	5	–	–	5
Total	$6	$–	$–	$6

December 31, 2009
Available-for-sale investments:
Marketable equity securities	$20	$1	$(4)	$17
EETC (1)	6	–	(1)	5
Total	$26	$1	$(5)	$22

(1)	At December 31, 2009 the EETC had been in a continuous unrealized loss position for more than 12 months.

During 2010, we sold certain available-for-sale marketable equity securities for total proceeds of $24 and recognized investment income of $4.

The contractual maturities of available-for-sale debt securities at December 31, 2010, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	3	3
Due from five to ten years	1	1
Total	$5	$5

Note 7 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2010	2009	2008
Current:
Federal	$135	$110	$(52)
State	4	4	5
	139	114	(47)
Deferred:
Federal	(83)	(68)	107
	$56	$46	$60

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2010	2009
Deferred tax assets:
Allowance for losses on receivables	$147	$142
Other	33	33
	180	175
Deferred tax liabilities:
Leased assets	(1,551)	(1,627)
Other	–	(1)
	(1,551)	(1,628)
	(1,371)	(1,453)
Deferred tax on accumulated other comprehensive loss	–	1
Net deferred tax liability	$(1,371)	$(1,452)

Income tax computed at the United States federal income tax rate and the provision for tax on income differ as follows for the years ended December 31:

	2010		2009		2008
Tax computed at federal statutory rate	$53	35.0%	$44	35.0%	$57	35.0%
State income taxes, net of federal tax benefit	3	1.8	2	1.5	3	2.0
	$56	36.8%	$46	36.5%	$60	37.0%

Our tax return is currently being examined by the Internal Revenue Service (IRS) for the years 2007-2008 as part of the IRS review of the Boeing consolidated tax return and Boeing has filed appeals with the IRS for years 2004-2006. During the fourth quarter, Boeing settled its appeal for 1998-2003. We are also subject to examination in major state and international jurisdictions for the years 2001-2010.

Pursuant to our tax sharing agreement with Boeing, we made payments with respect to tax obligations to Boeing of $99 and $83 in 2010 and 2009, respectively and we received payments with respect to tax benefits from Boeing of $17 in 2008. In 2010 and 2009, we did not receive or make income tax payments from or to other federal, state and foreign tax agencies. We received income tax payments of $1 from other federal, state and foreign tax agencies in 2008.

As of December 31, 2010 and 2009, we did not have any unrecognized tax benefits.

For the years ended December 31, 2010, 2009 and 2008, we did not incur any income tax related interest income, interest expense or penalties.

Note 8 – Debt and Credit Agreements

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2010)	2010	2009
3.25% – 7.58% fixed rate notes due through 2019	$3,314	$3,927
1.53% – floating rate notes due through 2023	25	25
1.37% – 5.79% non-recourse notes due through 2013	55	61
0.92% – capital lease obligations due through 2015	52	62
	$3,446	$4,075

At December 31, 2010 and 2009, we had interest rate swaps which effectively convert debt of $875 and $1,475 from fixed rate to floating rate. During 2010 we terminated $250 of interest rate swaps in order to improve our expected alignment between fixed and floating rate assets and liabilities. An additional $350 of swaps matured as scheduled concurrently with corresponding debt maturities.

On October 30, 2008 we filed a public shelf registration for up to $5,000 of debt securities with the Securities and Exchange Commission (SEC) that became effective on November 12, 2008. Following the issuance of an aggregate principal amount of indebtedness of $1,000 under the registration statement in 2009, $4,000 remains available for potential debt issuance. The availability of funding under the shelf registration statement is dependent on investor demand and market conditions.

We have a $1,500 Commercial Paper (CP) program that serves as a potential source of short-term liquidity subject to market conditions. Throughout 2010 and at December 31, 2010, there were no amounts outstanding under the CP program.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2010, as well as at each quarter end during the year, we were in compliance with these covenants.

At December 31, 2010, $107 of our debt (non-recourse notes and capital lease obligations) was collateralized by portfolio assets and underlying equipment totaling $186.

Scheduled principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2011	$788	$10
2012	868	10
2013	642	10
2014	515	11
2015	5	11
Thereafter	535	–
	$3,353	$52

In 2010, 2009 and 2008, interest payments were $174, $188 and $231, respectively.

Note 9 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of December 31, 2010 do not require collateral or other security from either party.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded $12, $12 and $9, respectively, of income related to the amortized basis adjustment of certain terminated swaps as a reduction of Interest expense.

Cash Flow Hedges

Interest rate swap contracts under which we agree to pay a fixed rate of interest are designated as cash flow hedges of variable-rate debt obligations.

At times, we may hold cash flow hedges that qualify for hedge accounting treatment for which we use the short-cut method, and thus there are no gains or losses recognized due to hedge ineffectiveness. We record unrealized gains or losses from changes in the fair value of cash flow hedges in AOCI.

Other Derivative Instruments

At times, we may hold certain derivatives that do not receive hedge accounting treatment. These may include interest rate derivatives as well as warrants. During 2010 we did not hold derivatives that did not qualify for hedge accounting treatment. For the years ended December 31, 2009 and 2008, we recognized gains of $9 and $1 in Other income related to warrants to purchase common stock of an unaffiliated third party.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

December 31, 2010	Other Assets	Other Liabilities
Derivatives designated as hedging instruments – Interest rate swaps	$24	$–

December 31, 2009
Derivatives designated as hedging instruments – Interest rate swaps	$32	$(17)

The notional amount of our interest rate swaps is disclosed in Note 8 – Debt.

For the year ended December 31, 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to AOCI or the Statement of Operations.

For the year ended December 31, 2009, we recognized a gain in AOCI of $3 related to our interest rate swaps in cash flow hedging relationships. In addition, for the year ended December 31, 2009 we reclassified $2 from AOCI into interest expense.

Note 10 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $172 and $191 as of December 31, 2010 and 2009.

To the extent that no maintenance obligation relating to an aircraft remains, the balance is recognized as Other income. For the years ended December 31, 2010, 2009 and 2008 we recorded income of $17, $11 and $3, respectively.

Note 11 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. The fair value of stock options was estimated using the Black-Scholes option-pricing model.

For the years ended December 31, 2010, 2009 and 2008 we recorded $2, $2 and $3 attributable to share-based plans expense.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Bankruptcies

In August 2010, Compania Mexicana de Aviacion S.A. de C.V. (Mexicana) filed for bankruptcy protection in Mexico and in the United States. At the time of those filings, we had leased 19 717 aircraft to Aevovías Caribe S.A. de C.V. (Click), an affiliate of Mexicana, and six additional 717 aircraft were scheduled for delivery to Click under executed leases. On August 27, 2010, we served Click a notice of termination of all 25 leases as a result of non-payment. On or about August 28, 2010, Click ceased flight operations. In September 2010, Click filed for bankruptcy protection. We have recovered all of the aircraft that had been delivered to Click. As a result of guarantees from Boeing that limit our risk for non-payment under the leases, we do not expect that the bankruptcy will have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of December 31, 2010, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2010, we and Boeing had unfunded financing commitments of $9,865, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2010) is as follows:

Total
2011 (1)	$1,234
2012 (1)	1,080
2013 (1)	955
2014 (1)	1,283
2015 (1)	1,492
Thereafter (1)	3,821
$9,865

(1)	Does not reflect the revision of the 787 program schedule announced in January 2011.

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements consisting of variable interests in unconsolidated entities.

We have an investment in the form of an EETC which was acquired in 1999. EETCs are interests in a trust that passively holds investments in aircraft or pools of aircraft. EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investment in the form of EETC does not require consolidation. At December 31, 2010, our maximum exposure to economic loss from our EETC is $5.

Note 14 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, and are categorized using the three levels of fair value hierarchy.

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
Marketable equity securities	$1	$1	$–	$–
EETC	5	–	–	5
Interest rate swaps	24	–	24	–
Total	$30	$1	$24	$5

December 31, 2009
Assets
Available-for-sale investments:
Marketable equity securities	$17	$17	$–	$–
EETC	5	–	–	5
Interest rate swaps	32	–	32	–
Total	$54	$17	$32	$5

Liabilities
Interest rate swaps	$(17)	$–	$(17)	$–
Total	$(17)	$–	$(17)	$–

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31.

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

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets still held as of December 31:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Receivables (1)	$–	$–	$1	$(6)
Equipment under operating leases (2)	111	(54)	164	(57)
Assets held for sale or re-lease (2)	–	(4)	35	(18)
Total	$111	$(58)	$200	$(81)

(1)	Represents carrying value and related write downs of receivables which were based on the fair value for the related aircraft collateral.

(2)

Represents carrying value and related write downs which were based on the fair value for the related aircraft. For the year ended December 31, 2010, losses on equipment under operating leases includes $7 which were offset by intercompany guarantees.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option as of December 31:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$375	$395	$865	$892
Liabilities
Debt, excluding capital lease obligations	$(3,394)	$(3,528)	$(4,013)	$(4,197)

Off-Balance Sheet Arrangements
Guarantor obligations from us	$–	$–	$(3)	$(3)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at December 31, 2010 and 2009 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	2010
	Carrying Value	% of Total Portfolio
AirTran	$1,364	29.0%
Continental	447	9.5
American	426	9.1
Hawaiian	422	9.0
Korean	172	3.7
	$2,831	60.3%

	2009
	Carrying Value	% of Total Portfolio
AirTran	$1,573	27.8%
American	517	9.1
Continental	450	8.0
Hawaiian	449	7.9
Mexicana	295	5.2
	$3,284	58.0%

For the years ended December 31, 2010 and 2009, AirTran Holdings, Inc. accounted for 18% and 20% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2010		2009
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,604	76.8%	$4,073	71.9%
Europe	619	13.2	762	13.4
Asia/Australia	280	5.9	319	5.6
Latin America	89	1.9	394	7.0
Other	102	2.2	118	2.1
	$4,694	100.0%	$5,666	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue by geographic region was as follows for the years ended December 31:

	2010	2009	2008
United States	$409	$430	$446
Europe	128	138	152
Asia/Australia	45	51	56
Latin America	41	30	39
Other	16	11	10
	$639	$660	$703

Portfolio carrying values were represented by the following product types at December 31:

	2010	2009
717	$2,163	$2,277
757	720	902
737	386	559
767	383	474
MD-11 (1)	359	401
747	256	343
MD-80	200	231
777	47	147
Other (2)	180	332
	$4,694	$5,666

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2010	2009
2006 and newer	3.8%	6.6%
2001 - 2005	64.1	60.5
1996 - 2000	20.0	18.8
1995 and older	12.1	14.1
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2010, our maximum future cash exposure to losses associated with the loss sharing arrangement was $232 for which we have accrued a liability of $82.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the years ended December 31:

	2010	2009
Reserve at beginning of period	$77	$39
Increase in reserve	7	36
Payments received from (paid to) GECC	(2)	2
Reserve at end of period	$82	$77

Operating results of the discontinued operations were as follows for the years ended December 31:

	2010	2009	2008
Net gain (loss) on disposal of discontinued operations	$(7)	$(36)	$29
Provision (benefit) for income tax	(3)	(13)	11
Net gain (loss) on disposal of discontinued operations, net of tax	$(4)	$(23)	$18

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Revenue	$162	$162	$170	$145
Income from continuing operations	$29	$35	$28	$4
Net income	$29	$33	$28	$2

2009
Revenue	$163	$167	$166	$164
Income from continuing operations	$23	$23	$24	$10
Net income	$18	$24	$20	$(5)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP, our independent auditor, in 2010 and 2009:

Services Rendered / Fees (Dollars in millions)	2010	2009
Audit fees (1)	$1.9	$2.1

(1)

For professional services rendered for the audit of our 2010 and 2009 annual financial statements, the reviews of the financial statements included in our Forms 10-Q for fiscal years 2010 and 2009, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

As a wholly owned subsidiary of The Boeing Company, audit and non-audit services provided by our independent auditor are subject to Boeing’s Audit Committee pre-approval policies and procedures. The Committee pre-approved all services provided by, and all fees of, our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

All Consolidated Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

None.

3.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated June 29, 1989, incorporated herein by reference to Exhibit 3.1 to our Form 10-K for the year ended December 31, 1993.

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

10.1

364-Day Credit Agreement dated as of November 12, 2010, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10.1 to The Boeing Company Form 8-K dated November 12, 2010 (File No. 001-00442).

10.2

Five-Year Credit Agreement dated as of November 16, 2007, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10(ii) to The Boeing Company Form 10-K filed February 15, 2008 (File No. 001-00442).

10.3	Borrower Subsidiary Letter dated November 12, 2010 relating to 364-Day Credit Agreement, incorporated by reference to Exhibit 10.2 to our Form 8-K dated November 12, 2010.

10.4	Borrower Subsidiary Letter dated November 14, 2008 relating to Five-Year Credit Agreement, incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 20, 2008.

10.5

Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 12, 2010, between Boeing and us, incorporated by reference to Exhibit 10.3 to our Form 8-K dated November 12, 2010.

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

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Boeing Capital Corporation

February 9, 2011	/s/ KELVIN E. COUNCIL
Kelvin E. Council
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 9, 2011	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 9, 2011	/s/ JAMES A. BELL
James A. Bell Chairman and Director

February 9, 2011	/s/ MICHAEL J. CAVE
Michael J. Cave President and Director (Principal Executive Officer)

February 9, 2011	/s/ DAVID A. DOHNALEK
David A. Dohnalek Director

February 9, 2011	/s/ J. MICHAEL LUTTIG
J. Michael Luttig Director