Form 10-Q
period 2011-03-31
BOEING CAPITAL CORP
filed 2011-04-27
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                         ☐  Yes    ☒  No

Common stock shares outstanding at April 27, 2011: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$180	$425
Short-term investments	300	900
Receivables:
Finance leases	1,883	1,907
Notes and other	317	375
	2,200	2,282
Allowance for losses on receivables	(81)	(87)
	2,119	2,195
Equipment under operating leases, net	1,777	1,821
Investments	7	8
Assets held for sale or re-lease, net	556	583
Other assets	44	54
	$4,983	$5,986

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$50	$88
Other liabilities	320	328
Accounts with Boeing	83	66
Deferred income taxes	1,354	1,371
Debt	2,649	3,446
	4,456	5,299
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	522	682
Accumulated other comprehensive income (loss), net of tax	–	–
Retained earnings	–	–
	527	687
	$4,983	$5,986

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
REVENUE
Finance lease income	$35	$37
Interest income on notes receivable	8	17
Operating lease income	90	97
Net gain on disposal of assets	5	6
Other income	5	5
	143	162
EXPENSES
Interest expense	33	41
Depreciation expense	42	51
Provision for (recovery of) losses	(6)	3
Operating expenses	11	12
Asset impairment expense	9	7
Other expense	2	2
	91	116
Income from continuing operations before provision for income tax	52	46
Provision for income tax	19	17
Income from continuing operations	33	29
Net loss on disposal of discontinued operations, net of tax	(2)	–
Net income	$31	$29

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2010	$699	$5	$696	$(2)	$–
Net income	29	–	–	–	29	$29
Balance at March 31, 2010	$728	$5	$696	$(2)	$29	$29

Balance at January 1, 2011	$687	$5	$682	$–	$–
Cash dividends to Boeing (including return of capital)	(191)	–	(160)	–	(31)
Net income	31	–	–	–	31	$31
Balance at March 31, 2011	$527	$5	$522	$–	$–	$31

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
OPERATING ACTIVITIES
Net income	$31	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	39	49
Net gain on disposal of assets	(5)	(6)
Provision for (recovery of) losses	(6)	3
Asset impairment expense and other charges	9	13
Adjustments related to discontinued operations, net of tax	2	–
Change in deferred income taxes	(17)	(15)
Change in assets and liabilities:
Other assets	3	(2)
Accrued interest and rents	1	1
Accounts payable and accrued expenses	(38)	(28)
Other liabilities	(11)	(8)
Accounts with Boeing	17	22
Net cash provided by operating activities	25	58
INVESTING ACTIVITIES
Purchase of short-term investments	(300)	(200)
Proceeds from maturities of short-term investments	900	–
Proceeds from available-for-sale investments	1	–
Payment for capitalizable costs in process	–	(9)
Proceeds from disposition of equipment	24	7
Payments of leases, notes and other receivables	82	224
Net cash provided by investing activities	707	22
FINANCING ACTIVITIES
Repayment of debt	(786)	(35)
Payment of dividends (including return of capital)	(191)	–
Net cash used in financing activities	(977)	(35)
Net increase (decrease) in cash and cash equivalents	(245)	45
Cash and cash equivalents at beginning of year	425	596
Cash and cash equivalents at end of period	$180	$641

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(13)	$(65)

Net transfer to notes receivable	$–	$23

Net transfer to equipment under operating leases	$13	$42

Transfer to finance leases	$–	$6

Transfer from other assets	$–	$(6)

(Increase)/decrease in debt due to fair value hedge derivatives	$8	$(6)

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

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

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2010 Annual Report on Form 10-K.

At March 31, 2011, we were the beneficiary under $1,717 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,298.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2011		December 31, 2010
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,559	$2,079	$1,586	$2,099
Out of production single-aisle aircraft	63	63	66	66
Out of production twin-aisle aircraft	51	70	51	71
Other, including other Boeing aircraft	44	86	46	90
	$1,717	$2,298	$1,749	$2,326

At March 31, 2011 and December 31, 2010, Accounts with Boeing included $45 and $47 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2011	2010
Finance lease income	$–	$1
Interest income on notes receivable	–	1
Operating lease income	16	12
Asset impairment expense	–	4
	$16	$18

For the three months ended March 31, 2010, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $2.

For the three months ended March 31, 2010, we recorded new business volume of $2 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the three months ended March 31:

	2011	2010
Allowance for losses on receivables at beginning of period	$87	$71
Provision for (recovery of) losses	(6)	3
Allowance for losses on receivables at end of period	$81	$74

Allowance as a percentage of total receivables	3.7%	2.7%
Allowance for losses on receivables collectively evaluated for impairment	$81	$74

Credit Quality

We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned creditworthiness category for our receivables consisted of the following:

	March 31, 2011			December 31, 2010
Rating categories	Out-of- Production Aircraft	In- Production Aircraft/Other	Total	Out-of- Production Aircraft	In- Production Aircraft/Other	Total
B	$128	$65	$193	$135	$72	$207
CCC	1,644	363	2,007	1,658	417	2,075
Total carrying value	$1,772	$428	$2,200	$1,793	$489	$2,282

At March 31, 2011 and December 31, 2010, all of our receivables were related to customers we believe have less than investment-grade credit. We utilize default rates as one of the factors in determining our allowance for losses. At March 31, 2011, we applied default rates that averaged 10% and 49% to receivables from customers with internally assigned B and CCC ratings.

Impaired Receivables

At March 31, 2011 and December 31, 2010, we had no impaired receivables.

For the three months ended March 31, 2010, our average recorded investment, related income recognized and cash received on the impaired receivables, all of which related to out-of-production aircraft, were $143, $2 and $2, respectively.

Past Due Receivables

At March 31, 2011 and December 31, 2010, we had no past due receivables.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	March 31, 2011	December 31, 2010
Assets placed on non-accrual status:
Equipment under operating leases, net	$22	$29
Assets held for sale or re-lease, net(1) (2)	21	43
	$43	$72

Percent of total non-performing assets to total portfolio	0.9%	1.5%

(1)	At March 31, 2011 and December 31, 2010, assets held for sale or re-lease of $535 and $540 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At March 31, 2011 and December 31, 2010, non-performing assets held for sale or re-lease of $8 and $28 had either a purchase or lease commitment.

Note 4 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at March 31, 2011)	March 31, 2011	December 31, 2010
3.25% - 7.58% fixed rate notes due through 2019	$2,520	$3,314
1.54% floating rate note due in 2023	25	25
1.36% - 5.79% non-recourse notes due through 2013	54	55
0.94% capital lease obligation due through 2015	50	52
	$2,649	$3,446

At March 31, 2011, and December 31, 2010, we had interest rate swaps which effectively convert debt of $575 and $875 from fixed rates to floating rates.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2011, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of March 31, 2011 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

March 31, 2011	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$16	$–

December 31, 2010
Derivatives designated as hedging instruments - Interest rate swaps	$24	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

For the three months ended March 31, 2011 and 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to Accumulated Other Comprehensive Income (AOCI) or the Statement of Operations.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of March 31, 2011, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2011, we and Boeing had unfunded financing commitments of $9,934, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. Based on historical experience and anticipated capital market acceptance of Boeing aircraft covered by Boeing’s and our current commitments, we anticipate that a significant portion of these commitments will not be exercised by the customer or will expire without being fully drawn upon. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of March 31, 2011) is as follows:

Total
April through December 2011	$1,211
2012	898
2013	675
2014	1,496
2015	1,812
Thereafter	3,842
$9,934

Note 7 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

March 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$5	$–	$–	$5
Interest rate swaps	16	–	16	–
Total	$21	$–	$16	$5

December 31, 2010
Assets
Available-for-sale investments:
Marketable equity securities	$1	$1	$–	$–
EETC	5	–	–	5
Interest rate swaps	24	–	24	–
Total	$30	$1	$24	$5

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31:

2011	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Issuances	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$–	$–	$–	$5
Total	$5	$–	$–	$–	$–	$5

2010
Assets
EETC	$5	$–	$1	$–	$–	$6
Total	$5	$–	$1	$–	$–	$6

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the three months ended March 31, and the carrying value and asset classification of the related assets still held as of March 31:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Equipment under operating leases (1)	$43	$(5)	$33	$(9)
Assets held for sale or re-lease (1)	8	(4)	23	(2)
Total	$51	$(9)	$56	$(11)

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

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$317	$335	$375	$395
Liabilities
Debt, excluding capital lease obligations	$(2,599)	$(2,730)	$(3,394)	$(3,528)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at March 31, 2011 and December 31, 2010 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,338	29.5%	$1,364	29.0%
Continental	439	9.7	447	9.5
Hawaiian	421	9.3	422	9.0
American	406	8.9	426	9.1
Korean	169	3.7	172	3.7
	$2,773	61.1%	$2,831	60.3%

For the three months ended March 31, 2011 and 2010, AirTran Holdings, Inc. accounted for 21% and 21% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,509	77.3%	$3,604	76.8%
Europe	572	12.6	619	13.2
Asia/Australia	274	6.0	280	5.9
Latin America	86	1.9	89	1.9
Other	99	2.2	102	2.2
	$4,540	100.0%	$4,694	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2011	December 31, 2010
717	$2,142	$2,163
757	693	720
767	366	383
737	361	386
MD-11 (1)	354	359
747	248	256
MD-80	197	200
777	43	47
Other (2)	136	180
	$4,540	$4,694

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2011	December 31, 2010
2006 and newer	3.9%	3.8%
2001 – 2005	64.5	64.1
1996 – 2000	20.2	20.0
1995 and older	11.4	12.1
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2011, our maximum future cash exposure to loss associated with the loss sharing arrangement was $232, for which we have accrued a liability of $85.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the three months ended March 31:

	2011	2010
Reserve at beginning of period	$82	$77
Increase in reserve	3	–
Reserve at end of period	$85	$77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 27, 2011

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,”, “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, future portfolio size, amounts of new aircraft financing, future levels of indebtedness and debt-to-equity ratios, the outcome of contingencies as well as any other statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

–

the financial condition of the airline industry, which could be adversely affected by changes in general economic conditions, credit ratings, increases in fuel-related costs, the liquidity of the global financial markets, responses to increasing environmental concerns, as well as events such as war, terrorist attacks or a serious health epidemic;

–	the impact of bankruptcies, restructurings or mergers and acquisitions on commercial airline customers;

–	the impact of changes in aircraft valuations;

–	the sufficiency of our liquidity, including access to capital markets;

–

the impact on us of strategic decisions by The Boeing Company (Boeing), including the amount of financing necessary to support the sale of Boeing products, the level and types of transactional or other support made available to us by Boeing and the ending of production of certain aircraft programs;

–	the market acceptance of Boeing products;

–	a decline in Boeing’s or our financial performance, outlook or credit ratings;

–

the availability of commercial and governmental financing and the extent to which we are called upon to fund Boeing’s and our outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements;

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” on pages 3 through 5 of our most recent Annual Report on Form 10-K, “Management’s Narrative Analysis of the Results of Operations” and Note 6 to our condensed Financial Statements included in this report and our Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the three months ended March 31, 2011, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Sources of financing continued to be sufficient for aircraft deliveries and as a result we provided no financing for Boeing aircraft deliveries during the first quarter of 2011.

On September 26, 2010, Southwest Airlines Co. (Southwest) and AirTran Holdings, Inc. (AirTran) entered into an Agreement and Plan of Merger, whereby Southwest will acquire, subject to certain conditions, all of the outstanding common stock of AirTran. As disclosed in Item 1. Financial Statements, Note 8 – Concentrations, AirTran, together with its subsidiaries, is our largest customer in terms of revenue and portfolio carrying value.

At March 31, 2011, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At March 31, 2011, we owned 252 commercial aircraft and had partial ownership or security interest in an additional 28 aircraft. Our portfolio at March 31, 2011 decreased to $4.5 billion from $4.7 billion at December 31, 2010. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
New business volume	$–	$72
Write-offs	–	(1)
Recovery of write-offs	–	1
Asset impairment and other charges	(9)	(85)
Asset run off and prepayments	(83)	(605)
Asset dispositions	(20)	(153)
Depreciation and amortization expense	(42)	(201)
Net change in portfolio balance	$(154)	$(972)

At March 31, 2011 and December 31, 2010, we had $556 million and $583 million of assets that were held for sale or re-lease, of which $8 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $248 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and approximately $161 million of such aircraft had either executed term sheets with deposits or firm contracts at March 31, 2011.

Our net income was $31 million for the three months ended March 31, 2011 compared with $29 million for the same period in 2010, an increase of $2 million.

Consolidated Results of Operations

Revenue

Revenue was $143 million for the three months ended March 31, 2011 compared with $162 million for the same period in 2010, a decrease of $19 million.

Interest income on notes receivables was $8 million for the three months ended March 31, 2011, a decrease of $9 million compared with the same period in 2010, primarily due to lower weighted average notes receivable balance during the three months ended March 31, 2011.

Operating lease income was $90 million for the three months ended March 31, 2011, a decrease of $7 million compared with the same period in 2010, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $16 million and $12 million less than reported, for the three months ended March 31, 2011 and 2010. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Expenses

Expenses were $91 million for the three months ended March 31, 2011 compared with $116 million for the same period in 2010, a decrease of $25 million.

Interest expense was $33 million for the three months ended March 31, 2011, a decrease of $8 million compared with the same period in 2010, primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $42 million for the three months ended March 31, 2011, a decrease of $9 million compared with the same period in 2010, primarily due to a lower depreciable balance of equipment under operating leases as a result of asset dispositions and a change in our intention to hold or sell equipment.

The recovery of losses was $6 million for the three months ended March 31, 2011, compared with a provision of $3 million for the same period in 2010. The decrease in our allowance through a recovery of losses for the three months ended March 31, 2011 was due to the effect of run off of our finance leases and decreases in default rates.

Asset impairment expense was $9 million for the three months ended March 31, 2011, an increase of $2 million compared with the same period in 2010. The asset impairment expense during the first three months of 2011 was primarily due to reduced expected undiscounted cash flows on certain aircraft.

Provision for income tax

Provision for income tax was $19 million for the three months ended March 31, 2011, an increase of $2 million compared with the same period in 2010, primarily due to an increase in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $2 million for the three months ended March 31, 2011 due to an increase in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $180 million at March 31, 2011, a decrease from $425 million at December 31, 2010. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2011	2010
Net cash provided by operating activities	$25	$58
Net cash provided by investing activities	707	22
Net cash used in financing activities	(977)	(35)
Net increase (decrease) in cash and cash equivalents	$(245)	$45

Operating activities

During the three months ended March 31, 2011, net cash provided by operating activities included net income from operations of $31 million. We had net adjustments for non-cash items of $22 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $28 million.

During the three months ended March 31, 2010, net cash provided by operating activities included net income from operations of $29 million. We had net adjustments for non-cash items of $44 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $15 million.

Investing activities

During the three months ended March 31, 2011, net cash provided by investing activities primarily included net proceeds of $600 million from short-term investment maturities and payments of leases, notes and other receivables of $82 million.

During the three months ended March 31, 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $224 million, primarily offset by the purchase of $200 million in short-term investments.

Financing activities

During the three months ended March 31, 2011, net cash used in financing activities included scheduled debt repayments of $786 million and cash dividends (including return of capital) to Boeing of $191 million.

During the three months ended March 31, 2010, net cash used in financing activities included scheduled debt repayments of $35 million.

Outstanding debt at March 31, 2011 and December 31, 2010 was $2.6 billion and $3.4 billion, of which $789 million will be due in the next 12 months. During the three months ended March 31, 2011, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at March 31, 2011 and December 31, 2010 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $9.9 billion as of March 31, 2011. We anticipate that a significant portion of these commitments will not be exercised due to alternative financing sources we expect to be available to our customers. We expect that any future borrowing needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of March 31, 2011, we have $4.0 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During 2009, we established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of such funding under those programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

Risks that could affect our sources of liquidity include, among others;

–	a downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions in the global capital markets, and
–	a decrease in our and/or Boeing’s credit ratings and/or financial performance.

We continually assess our leverage, as measured by our Debt to Shareholder’s equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the three months ended March 31, 2011 and 2010. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2011	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$87	$266	$353
Recovery of losses	(6)	(9)	(15)
Allowance for losses on receivables at end of period	$81	$257	$338

Allowance as a percentage of total receivables	3.7%		15.4%

2010
Allowance for losses on receivables at beginning of period	$71	$231	$302
Provision for losses	3	8	11
Allowance for losses on receivables at end of period	$74	$239	$313

Allowance as a percentage of total receivables	2.7%		11.6%

(Dollars in millions)	(1)	(2)	(3)
2011	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$9	$–	$9

2010
Asset impairment expense	$7	$4	$11

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of March 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

A. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Boeing Capital Corporation

April 27, 2011	/S/ KELVIN E. COUNCIL
Kelvin E. Council Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 27, 2011	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)