Form 10-Q
period 2011-06-30
BOEING CAPITAL CORP
filed 2011-07-27
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                         ☐  Yes    ☒  No

Common stock shares outstanding at July 27, 2011: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$203	$425
Short-term investments	400	900
Receivables:
Finance leases	1,801	1,907
Notes and other	461	375
	2,262	2,282
Allowance for losses on receivables	(67)	(87)
	2,195	2,195
Equipment under operating leases, net	1,555	1,821
Investments	6	8
Assets held for sale or re-lease, net	553	583
Other assets	41	54
	$4,953	$5,986

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$65	$88
Other liabilities	291	328
Accounts with Boeing	66	66
Deferred income taxes	1,346	1,371
Debt	2,656	3,446
	4,424	5,299
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	522	682
Accumulated other comprehensive income (loss), net of tax	–	–
Retained earnings	2	–
	529	687
	$4,953	$5,986

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
REVENUE
Finance lease income	$34	$36	$69	$73
Interest income on notes receivable	8	17	16	34
Operating lease income	91	98	181	195
Net gain on disposal of assets	10	–	15	6
Other income	4	11	9	16
	147	162	290	324
EXPENSES
Interest expense	29	41	62	82
Depreciation expense	41	50	83	101
Provision for (recovery of) losses	(3)	(1)	(9)	2
Operating expenses	12	11	23	23
Asset impairment expense	5	3	14	10
Other expense	1	3	3	5
	85	107	176	223
Income from continuing operations before provision for income tax	62	55	114	101
Provision for income tax	22	20	41	37
Income from continuing operations	40	35	73	64
Net loss on disposal of discontinued operations, net of tax	(1)	(2)	(3)	(2)
Net income	$39	$33	$70	$62

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2010	$699	$5	$696	$(2)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Net income	62	–	–	–	62	$62
Unrealized loss on investments, net of tax	(1)	–	–	(1)	–	(1)
Balance at June 30, 2010	$761	$5	$697	$(3)	$62	$61

Balance at January 1, 2011	$687	$5	$682	$–	$–
Cash dividends to Boeing (including return of capital)	(228)	–	(160)	–	(68)
Net income	70	–	–	–	70	$70
Balance at June 30, 2011	$529	$5	$522	$–	$2	$70

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
OPERATING ACTIVITIES
Net income	$70	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	79	97
Net gain on disposal of assets	(15)	(6)
Provision for (recovery of) losses	(9)	2
Asset impairment expense and other charges	14	16
Share-based plans expense	–	1
Adjustments related to discontinued operations, net of tax	3	2
Change in deferred income taxes	(25)	(24)
Change in assets and liabilities:
Other assets	16	(7)
Accrued interest and rents	2	3
Accounts payable and accrued expenses	(23)	2
Other liabilities	(30)	(15)
Accounts with Boeing	4	28
Net cash provided by operating activities	86	161
INVESTING ACTIVITIES
Purchase of short-term investments	(500)	(300)
Proceeds from maturities of short-term investments	1,000	100
Proceeds from available-for-sale investments	2	1
Payment for capitalizable costs in process	–	(23)
Proceeds from disposition of equipment	53	7
Payments of leases, notes and other receivables	155	280
Net cash provided by investing activities	710	65
FINANCING ACTIVITIES
Repayment of debt	(790)	(64)
Payment of dividends (including return of capital)	(228)	–
Net cash used in financing activities	(1,018)	(64)
Net increase (decrease) in cash and cash equivalents	(222)	162
Cash and cash equivalents at beginning of year	425	596
Cash and cash equivalents at end of period	$203	$758

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(9)	$(144)

Net transfer to notes receivable	$193	$24

Net transfer to (from) equipment under operating leases	$(165)	$142

Net transfer to (from) finance leases	$(44)	$6

Transfer from other assets	$–	$(28)

Transfer to allowance for losses on receivables	$11	$–

Transfer to accounts with Boeing	$2	$–

Transfer to other liabilities	$12	$–

Increase in debt due to fair value hedge derivatives	$(4)	$(36)

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

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

At June 30, 2011, we were the beneficiary under $1,682 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,063.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	June 30, 2011		December 31, 2010
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,528	$1,852	$1,586	$2,099
Out of production single-aisle aircraft	61	61	66	66
Out of production twin-aisle aircraft	50	65	51	71
Other, including other Boeing aircraft	43	85	46	90
	$1,682	$2,063	$1,749	$2,326

At June 30, 2011 and December 31, 2010, Accounts with Boeing included $43 and $47 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the six months ended June 30:

	2011	2010
Finance lease income (1)	$(1)	$1
Interest income on notes receivable	1	1
Operating lease income	33	25
Net gain on disposal of assets	2	–
Asset impairment expense	–	5
	$35	$32

(1)	For the six months ended June 30, 2011 and 2010, finance lease income included $(1) and $(1) for fees paid to Boeing related to guarantee agreements.

For the six months ended June 30, 2010, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $5.

For the six months ended June 30, 2010, we recorded new business volume of $20 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the six months ended June 30:

	2011	2010
Allowance for losses on receivables at beginning of period	$87	$71
Provision for (recovery of) losses	(9)	2
Write-offs	(11)	–
Allowance for losses on receivables at end of period	$67	$73

Allowance as a percentage of total receivables	3.0%	2.8%
Allowance for losses on receivables collectively evaluated for impairment	$67	$73

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

The following table details our receivable balances by the internal rating category which was used as a factor in determining our allowance for losses on receivables:

	June 30, 2011			December 31, 2010
Rating categories	Out-of- Production Aircraft	In- Production Aircraft/Other	Total	Out-of- Production Aircraft	In- Production Aircraft/Other	Total
BBB	$128	$–	$128	$–	$–	$–
BB	–	65	65	–	–	–
B	111	–	111	135	72	207
CCC+	1,245	–	1,245	–	–	–
CCC	384	329	713	1,658	417	2,075
Total carrying value	$1,868	$394	$2,262	$1,793	$489	$2,282

At June 30, 2011, our allowance primarily related to customers with ratings of CCC+ and CCC in the table above, and we applied default rates, that averaged 41.2% and 48.7% to receivables from these customers. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. As of June 30, 2011 the internal rating category of CCC+ is assigned to the receivables with AirTran Holdings, LLC (AirTran), the successor to AirTran Holdings Inc., for the purpose of assigning default rates discussed above.

At June 30, 2011 and December 31, 2010, our receivables were primarily related to customers we believe have less than investment-grade credit.

Impaired Receivables

At June 30, 2011 and December 31, 2010, we had no impaired receivables.

For the six months ended June 30, 2010, our average recorded investment, interest income recognized and cash received on the income recognized related to the impaired receivables, all of which related to out-of-production aircraft, were $141, $3 and $3, respectively.

Past Due Receivables

At June 30, 2011 and December 31, 2010, we had no past due receivables.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	June 30, 2011	December 31, 2010
Assets placed on non-accrual status:
Equipment under operating leases, net	$14	$29
Assets held for sale or re-lease, net(1) (2)	24	43
	$38	$72

Percent of total non-performing assets to total portfolio	0.9%	1.5%

(1)	At June 30, 2011 and December 31, 2010, assets held for sale or re-lease of $529 and $540 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At June 30, 2011 and December 31, 2010, non-performing assets held for sale or re-lease of $4 and $28 had either a purchase or lease commitment.

Note 4 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at June 30, 2011)	June 30, 2011	December 31, 2010
3.25% - 7.58% fixed rate notes due through 2019	$2,531	$3,314
1.48% floating rate note due in 2023	25	25
1.29% - 5.79% non-recourse notes due through 2013	53	55
0.89% capital lease obligation due through 2015	47	52
	$2,656	$3,446

At June 30, 2011, and December 31, 2010, we had interest rate swaps which effectively convert debt of $388 and $875 from fixed rates to floating rates. During the first six months of 2011 we terminated $187 of interest rate swaps in order to improve our expected alignment between fixed and floating rate assets and liabilities. An additional $300 of swaps matured as scheduled concurrently with corresponding debt maturities.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At June 30, 2011, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of June 30, 2011 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

June 30, 2011	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$19	$–

December 31, 2010
Derivatives designated as hedging instruments - Interest rate swaps	$24	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

For the six months ended June 30, 2011 and 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to Accumulated Other Comprehensive Income (AOCI) or the Statement of Operations.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of June 30, 2011, we have not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

Commitments

As of July 22, 2011, we and Boeing had unfunded financing commitments of $14,254, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of July 22, 2011) is as follows:

Total
July through December 2011	$1,094
2012	905
2013	1,456
2014	2,352
2015	2,766
Thereafter	5,681
$14,254

Note 7 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$4	$–	$–	$4
Interest rate swaps	19	–	19	–
Total	$23	$–	$19	$4

December 31, 2010
Assets
Available-for-sale investments:
Marketable equity securities	$1	$1	$–	$–
EETC	5	–	–	5
Interest rate swaps	24	–	24	–
Total	$30	$1	$24	$5

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the six months ended June 30:

2011	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Purchases, Sales, and Settlements	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$–	$(1)	$–	$4
Total	$5	$–	$–	$(1)	$–	$4

2010
Assets
EETC	$5	$–	$1	$(1)	$–	$5
Total	$5	$–	$1	$(1)	$–	$5

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the six months ended June 30, and the carrying value and asset classification of the related assets still held as of June 30:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Equipment under operating leases (1)	$24	$(10)	$53	$(11)
Assets held for sale or re-lease (1)	15	(4)	22	(4)
Total	$39	$(14)	$75	$(15)

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

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$461	$503	$375	$395
Liabilities
Debt, excluding capital lease obligations	$(2,609)	$(2,722)	$(3,394)	$(3,528)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at June 30, 2011 and December 31, 2010 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,309	29.9%	$1,364	29.0%
Continental	431	9.9	447	9.5
American	383	8.7	426	9.1
Hawaiian	365	8.3	422	9.0
Korean	166	3.8	172	3.7
	$2,654	60.6%	$2,831	60.3%

For the six months ended June 30, 2011 and 2010, AirTran, accounted for 21% and 21% of our revenue.

Portfolio carrying values were represented in the following regions:

	June 30, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,382	77.3%	$3,604	76.8%
Europe	556	12.7	619	13.2
Asia/Australia	270	6.2	280	5.9
Latin America	83	1.9	89	1.9
Other	85	1.9	102	2.2
	$4,376	100.0%	$4,694	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	June 30, 2011	December 31, 2010
717	$2,068	$2,163
757	677	720
767	348	383
737	346	386
MD-11 (1)	346	359
747	240	256
MD-80	192	200
777	38	47
Other (2)	121	180
	$4,376	$4,694

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	June 30, 2011	December 31, 2010
2006 and newer	3.9%	3.8%
2001 – 2005	64.3	64.1
1996 – 2000	20.2	20.0
1995 and older	11.6	12.1
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At June 30, 2011, our maximum future cash exposure to loss associated with the loss sharing arrangement was $224, for which we have accrued a liability of $78.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the six months ended June 30:

	2011	2010
Reserve at beginning of period	$82	$77
Increase in reserve	4	4
Payments to GECC	(8)	–
Reserve at end of period	$78	$81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and of shareholder’s equity and comprehensive income, and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2011

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” on pages 3 through 5 of our most recent Annual Report on Form 10-K, Item 1A. “Risk Factors”, “Management’s Narrative Analysis of the Results of Operations” and Note 6 to our condensed Financial Statements included in this report and our Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the six months ended June 30, 2011, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Sources of financing continued to be sufficient for aircraft deliveries and as a result we provided no financing for Boeing aircraft deliveries during the first half of 2011.

On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc., and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. As disclosed in Item 1. Financial Statements, Note 8 – Concentrations, AirTran Holdings, LLC (AirTran), the successor to AirTran Holdings, Inc., together with its subsidiaries, is our largest customer in terms of revenue and portfolio carrying value. We continue to evaluate the impact of the AirTran/Southwest merger, and Southwest’s continuing efforts to integrate the two operations, on our business.

In July 2011, Boeing committed to provide financing to a customer for up to 100 737 aircraft for delivery beginning in 2013. Any requirement to fund these commitments could significantly increase our aircraft financing volume and portfolio concentrations. We expect to work with third party financiers to provide alternative financing to this customer, and Boeing has arranged for alternative financing with respect to 25 of these new commitments.

At June 30, 2011, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At June 30, 2011, we owned 236 commercial aircraft and had partial ownership or security interest in an additional 42 aircraft. Our portfolio at June 30, 2011 decreased to $4.4 billion from $4.7 billion at December 31, 2010. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
New business volume	$–	$72
Write-offs	(11)	(1)
Recovery of write-offs	–	1
Asset impairment and other charges	(14)	(85)
Asset run off and prepayments	(147)	(605)
Asset dispositions	(63)	(153)
Depreciation and amortization expense	(83)	(201)
Net change in portfolio balance	$(318)	$(972)

At June 30, 2011 and December 31, 2010, we had $553 million and $583 million of assets that were held for sale or re-lease, of which $69 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $217 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and approximately $120 million of such aircraft had either executed term sheets with deposits or firm contracts at June 30, 2011.

Our net income was $70 million for the six months ended June 30, 2011 compared with $62 million for the same period in 2010, an increase of $8 million.

Consolidated Results of Operations

Revenue

Revenue was $290 million for the six months ended June 30, 2011 compared with $324 million for the same period in 2010, a decrease of $34 million.

Finance lease income was $69 million for the six months ended June 30, 2011, a decrease of $4 million compared with the same period in 2010, primarily due to a decrease in the weighted average balance of finance leases as a result of normal run-off.

Interest income on notes receivables was $16 million for the six months ended June 30, 2011, a decrease of $18 million compared with the same period in 2010, primarily due to lower weighted average notes receivable balance during the six months ended June 30, 2011. On June 27, 2011, we entered into an agreement and sold prior to the end of the quarter aircraft previously accounted for as Finance leases and Equipment under operating leases, which was partially financed by us through notes receivable of $193 million.

Operating lease income was $181 million for the six months ended June 30, 2011, a decrease of $14 million compared with the same period in 2010, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $33 million and $25 million less than reported, for the six months ended June 30, 2011 and 2010. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Net gain on disposal of assets was $15 million for the six months ended June 30, 2011, an increase of $9 million compared with the same period in 2010, primarily due to a gain recognized upon signing a sales type lease agreement on June 29, 2011 for aircraft previously held as Equipment under operating leases with a carrying value of $118 million.

Other income was $9 million for the six months ended June 30, 2011, a decrease of $7 million compared with the same period in 2010, primarily due to income from a bankruptcy settlement and residual value guarantee fees earned during the six months ended June 30, 2010.

Expenses

Expenses were $176 million for the six months ended June 30, 2011 compared with $223 million for the same period in 2010, a decrease of $47 million.

Interest expense was $62 million for the six months ended June 30, 2011, a decrease of $20 million compared with the same period in 2010, primarily due to a decrease in the balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $83 million for the six months ended June 30, 2011, a decrease of $18 million compared with the same period in 2010, primarily due to a lower depreciable balance of equipment under operating leases as a result of asset dispositions and a change in our intention to hold or sell equipment.

The recovery of losses was $9 million for the six months ended June 30, 2011, compared with a provision of $2 million for the same period in 2010. The decrease in our allowance through a recovery of losses for the six months ended June 30, 2011 was due to the effect of run off of our finance leases and decreases in default rates.

Asset impairment expense was $14 million for the six months ended June 30, 2011, an increase of $4 million compared with the same period in 2010. The asset impairment expense during the first six months of 2011 was primarily due to reduced expected undiscounted cash flows on certain aircraft.

Provision for income tax

Provision for income tax was $41 million for the six months ended June 30, 2011, an increase of $4 million compared with the same period in 2010, primarily due to an increase in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $3 million for the six months ended June 30, 2011 due to an increase in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $203 million at June 30, 2011, a decrease from $425 million at December 31, 2010. The following is a summary of the change in our cash and cash equivalents for the six months ended June 30:

(Dollars in millions)	2011	2010
Net cash provided by operating activities	$86	$161
Net cash provided by investing activities	710	65
Net cash used in financing activities	(1,018)	(64)
Net increase (decrease) in cash and cash equivalents	$(222)	$162

Operating activities

During the six months ended June 30, 2011, net cash provided by operating activities included net income from operations of $70 million. We had net adjustments for non-cash items of $47 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $31 million.

During the six months ended June 30, 2010, net cash provided by operating activities included net income from operations of $62 million. We had net adjustments for non-cash items of $88 million, which primarily related to depreciation expense. We also had a net increase in cash due to changes in assets and liabilities of $11 million.

Investing activities

During the six months ended June 30, 2011, net cash provided by investing activities primarily included net proceeds of $500 million from short-term investment maturities and payments of leases, notes and other receivables of $155 million.

During the six months ended June 30, 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $280 million, primarily offset by the net purchase of $200 million in short-term investments.

Financing activities

During the six months ended June 30, 2011, net cash used in financing activities included scheduled debt repayments of $790 million and cash dividends (including return of capital) to Boeing of $228 million.

During the six months ended June 30, 2010, net cash used in financing activities included scheduled debt repayments of $64 million.

Outstanding debt at June 30, 2011 and December 31, 2010 was $2.7 billion and $3.4 billion, of which $830 million will be due in the next 12 months. During the six months ended June 30, 2011, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at June 30, 2011 and December 31, 2010 was 5.0-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $14.3 billion as of July 22, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to find greater amounts than historically required. We expect that any future liquidity needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of June 30, 2011, we have $4.0 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During 2009, we established under the registration statement a $750 million medium-term notes program and a $750 million retail notes program. We have not issued any securities under those programs. The availability of such funding under those programs or otherwise pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

We continually assess our leverage, as measured by our Debt to Shareholder’s equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors in this report and Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the six months ended June 30, 2011 and 2010. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2011	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$87	$266	$353
Recovery of losses	(9)	(61)	(70)
Write-offs	(11)	(2)	(13)
Allowance for losses on receivables at end of period	$67	$203	$270

Allowance as a percentage of total receivables	3.0%		11.9%

2010
Allowance for losses on receivables at beginning of period	$71	$231	$302
Provision for losses	2	3	5
Allowance for losses on receivables at end of period	$73	$234	$307

Allowance as a percentage of total receivables	2.8%		11.6%

(Dollars in millions)	(1)	(2)	(3)
2011	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$14	$–	$14

2010
Asset impairment expense	$10	$5	$15

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material adverse effect on our earnings, cash flows and/or financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the addition of the following:

Our portfolio and indebtedness may significantly increase if we are required to fund greater amounts than historically required.

Boeing’s and BCC’s outstanding financing commitments have increased in 2011. Financing commitments may continue to increase in future periods as a result of general market conditions, customer requirements or as a result of competition in the marketplace. While we work with third party financiers to provide alternative financing to customers, there can be no assurances that we will not be required to fund greater amounts than historically required. Such requirements could significantly increase our capital requirements and level of indebtedness.

Item 6. Exhibits

A. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Boeing Capital Corporation

July 27, 2011	/s/ KELVIN E. COUNCIL
Kelvin E. Council Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

July 27, 2011	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)