Form 10-Q
period 2011-09-30
BOEING CAPITAL CORP
filed 2011-10-26
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                         ☐  Yes    ☒  No

Common stock shares outstanding at October 26, 2011: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$746	$425
Short-term investments	600	900
Receivables:
Finance leases	1,779	1,907
Notes and other	540	375
	2,319	2,282
Allowance for losses on receivables	(56)	(87)
	2,263	2,195
Equipment under operating leases, net	1,476	1,821
Investments	6	8
Assets held for sale or re-lease, net	541	583
Other assets	61	54
	$5,693	$5,986

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$47	$88
Other liabilities	283	328
Accounts with Boeing	130	66
Deferred income taxes	1,278	1,371
Debt	3,407	3,446
	5,145	5,299
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	523	682
Accumulated other comprehensive income (loss), net of tax	–	–
Retained earnings	20	–
	548	687
	$5,693	$5,986

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
REVENUE
Finance lease income	$32	$36	$101	$109
Interest income on notes receivable	9	27	25	61
Operating lease income	78	99	259	294
Net gain (loss) on disposal of assets	3	(4)	18	2
Other income	4	12	13	28
	126	170	416	494
EXPENSES
Interest expense	32	42	94	124
Depreciation expense	34	52	117	153
Provision for (recovery of) losses	(11)	9	(20)	11
Operating expenses	12	11	35	34
Asset impairment expense	39	10	53	20
Other expense	1	1	4	6
	107	125	283	348
Income from continuing operations before provision for income tax	19	45	133	146
Provision for income tax	8	17	49	54
Income from continuing operations	11	28	84	92
Net gain (loss) on disposal of discontinued operations, net of tax	7	–	4	(2)
Net income	$18	$28	$88	$90

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at January 1, 2010	$699	$5	$696	$(2)	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing	(90)	–	–	–	(90)
Net income	90	–	–	–	90	$90
Unrealized gain on investments, net of tax	5	–	–	5	–	5
Balance at September 30, 2010	$705	$5	$697	$3	$–	$95

Balance at January 1, 2011	$687	$5	$682	$–	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(228)	–	(160)	–	(68)
Net income	88	–	–	–	88	$88
Balance at September 30, 2011	$548	$5	$523	$–	$20	$88

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
OPERATING ACTIVITIES
Net income	$88	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	112	148
Net gain on disposal of assets	(18)	(2)
Provision for (recovery of) losses	(20)	11
Asset impairment expense and other charges	53	32
Share-based plans expense	1	1
Adjustments related to discontinued operations, net of tax	(4)	2
Change in deferred income taxes	(93)	(48)
Change in assets and liabilities:
Other assets	14	22
Accrued interest and rents	9	(1)
Accounts payable and accrued expenses	(39)	(24)
Other liabilities	(29)	(26)
Accounts with Boeing	64	(21)
Net cash provided by operating activities	138	184
INVESTING ACTIVITIES
Purchase of short-term investments	(1,000)	(1,100)
Proceeds from maturities of short-term investments	1,300	700
Proceeds from available-for-sale investments	2	1
Payment for capitalizable costs in process	(5)	(43)
Proceeds from disposition of equipment	62	94
Payments of leases, notes and other receivables	206	486
Origination of leases, notes and other receivables	(105)	–
Net cash provided by investing activities	460	138
FINANCING ACTIVITIES
Proceeds from issuance of debt	745	–
Repayment of debt	(794)	(621)
Payment of dividends (including return of capital)	(228)	(90)
Net cash used in financing activities	(277)	(711)
Net increase (decrease) in cash and cash equivalents	321	(389)
Cash and cash equivalents at beginning of year	425	596
Cash and cash equivalents at end of period	$746	$207

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$(16)	$321

Net transfer to notes receivable	$193	$24

Net transfer from equipment under operating leases	$(164)	$(292)

Net transfer to (from) finance leases	$(40)	$6

Transfer from other assets	$–	$(59)

Transfer to allowance for losses on receivables	$11	$–

Transfer to accounts with Boeing	$2	$–

Transfer to other liabilities	$12	$–

Transfer to accounts payable and accrued expenses	$2	$–

Increase in debt due to fair value hedge derivatives	$(16)	$(51)

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

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

During the third quarter of 2011, Boeing sold us a 100% participation in a $105 note receivable.

At September 30, 2011, we were the beneficiary under $1,659 of guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $2,038.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2011		December 31, 2010
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,510	$1,830	$1,586	$2,099
Out of production single-aisle aircraft	58	58	66	66
Out of production twin-aisle aircraft	49	66	51	71
Other, including other Boeing aircraft	42	84	46	90
	$1,659	$2,038	$1,749	$2,326

At September 30, 2011 and December 31, 2010, Accounts with Boeing included $41 and $47 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2011	2010
Finance lease income (1)	$(2)	$5
Interest income on notes receivable	1	12
Operating lease income	49	34
Net gain on disposal of assets	2	9
Asset impairment expense	–	6
	$50	$66

(1)	For the nine months ended September 30, 2011 and 2010, finance lease income included $(2) and $(2) for fees paid to Boeing related to guarantee agreements.

For the nine months ended September 30, 2010, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies, of $6.

For the nine months ended September 30, 2011 and 2010, we recorded new business volume of $105 and $39 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the nine months ended September 30:

	2011	2010
Allowance for losses on receivables at beginning of period	$87	$71
Provision for (recovery of) losses	(20)	11
Write-offs	(11)	(1)
Allowance for losses on receivables at end of period	$56	$81

Allowance as a percentage of total receivables	2.4%	3.3%
Allowance for losses on receivables collectively evaluated for impairment	$56	$81

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

The following table details our receivable balances by the internal rating category which was used as a factor in determining our allowance for losses on receivables:

	September 30, 2011			December 31, 2010
Rating categories	Out-of- Production Aircraft	In- Production Aircraft/Other	Total	Out-of- Production Aircraft	In- Production Aircraft/Other	Total
BBB	$121	$–	$121	$–	$–	$–
BB	1,231	67	1,298	–	–	–
B	107	–	107	135	72	207
CCC	382	411	793	1,658	417	2,075
Total carrying value	$1,841	$478	$2,319	$1,793	$489	$2,282

At September 30, 2011, our allowance primarily related to receivables with ratings of BB and CCC in the preceding table, and we applied default rates that averaged 11% and 49% to exposure associated with those receivables. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. AirTran Holdings, LLC (AirTran) became the successor to AirTran Holdings, Inc. We concluded that AirTran’s subsidiary relationship with Southwest warranted an increased weighting in determining the internal rating category. As of September 30, 2011, we assigned the internal rating category of BB to the receivables with AirTran for the purpose of assigning default rates discussed above. We had previously assigned an internal rating category of CCC as of December 31, 2010, and CCC+ as of June 30, 2011. As a result of the improved rating, the allowance for losses on receivables was reduced by $13 and $16 for the three-month and nine-month periods ended September 30, 2011.

At September 30, 2011 and December 31, 2010, our receivables were primarily related to customers we believe have less than investment-grade credit.

Impaired Receivables

At September 30, 2011 and December 31, 2010, we had no impaired receivables.

For the nine months ended September 30, 2010, our average recorded investment, interest income recognized and cash received on the income recognized related to the impaired receivables, all of which related to out-of-production aircraft, were $117, $8 and $8, respectively.

Past Due Receivables

At September 30, 2011 and December 31, 2010, we had no past due receivables.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	September 30, 2011	December 31, 2010
Assets placed on non-accrual status:
Equipment under operating leases, net	$14	$29
Assets held for sale or re-lease, net (1)	20	43	(2)
	$34	$72

Percent of total non-performing assets to total portfolio	0.8%	1.5%

(1)	At September 30, 2011 and December 31, 2010, assets held for sale or re-lease of $521 and $540 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At December 31, 2010, non-performing assets held for sale or re-lease of $28 had either a purchase or lease commitment.

Note 4 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at September 30, 2011)	September 30, 2011	December 31, 2010
2.125% - 7.58% fixed rate notes due through 2019	$3,286	$3,314
1.58% floating rate note due in 2023	25	25
1.32% - 5.79% non-recourse notes due through 2013	51	55
0.98% capital lease obligation due through 2015	45	52
	$3,407	$3,446

At September 30, 2011, and December 31, 2010, we had interest rate swaps which effectively convert debt of $388 and $875 from fixed rates to floating rates. During the first nine months of 2011 we terminated $187 of interest rate swaps in order to improve our expected alignment between fixed and floating rate assets and liabilities. An additional $300 of swaps matured as scheduled concurrently with corresponding debt maturities.

On August 1, 2011, we issued notes totaling $750, which included $500 bearing an interest rate of 2.125% due August 15, 2016 and $250 bearing an interest rate of 2.90% due August 15, 2018. The net proceeds after deducting the discount, underwriting fees and issuance costs were $745. The notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2011, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of September 30, 2011 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

September 30, 2011	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments - Interest rate swaps	$31	$–

December 31, 2010
Derivatives designated as fair value hedging instruments - Interest rate swaps	$24	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

For our fair value hedges that qualify for hedge accounting treatment we use the short-cut method and thus there are no gains or losses recognized due to hedge ineffectiveness. Under short-cut hedge accounting treatment, the change in fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. For the nine months ended September 30, 2011 and 2010 gains from changes in the fair value of $16 and $51 were recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in zero net impact to interest expense.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. As of September 30, 2011, we have not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Commitments

As of September 30, 2011, we and Boeing had unfunded financing commitments of $15,624, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of September 30, 2011) is as follows:

Total
October through December 2011	$202
2012	1,483
2013	1,786
2014	2,872
2015	3,319
Thereafter	5,962
$15,624

Note 7 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$4	$–	$–	$4
Interest rate swaps	31	–	31	–
Total	$35	$–	$31	$4

December 31, 2010
Assets
Available-for-sale investments:
Marketable equity securities	$1	$1	$–	$–
EETC	5	–	–	5
Interest rate swaps	24	–	24	–
Total	$30	$1	$24	$5

Marketable equity securities. The fair value of our marketable equity securities is determined using quoted prices in active markets for identical assets. Unrealized gains (losses) are recorded in Accumulated Other Comprehensive Income (AOCI).

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

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the nine months ended September 30, and the carrying value and asset classification of the related assets still held as of September 30:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Equipment under operating leases (1)	$55	$(49)	$105	$(22)
Assets held for sale or re-lease (1)	15	(4)	22	(4)
Total	$70	$(53)	$127	$(26)

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

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$540	$567	$375	$395
Liabilities
Debt, excluding capital lease obligations	$(3,362)	$(3,491)	$(3,394)	$(3,528)

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at September 30, 2011 and December 31, 2010 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran	$1,294	29.8%	$1,364	29.0%
Continental	423	9.8	447	9.5
American	362	8.3	426	9.1
Hawaiian	357	8.2	422	9.0
Korean	162	3.7	172	3.7
	$2,598	59.8%	$2,831	60.3%

For the nine months ended September 30, 2011 and 2010, AirTran accounted for 22% and 20% of our revenue.

Portfolio carrying values were represented in the following regions:

	September 30, 2011		December 31, 2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,288	75.7%	$3,604	76.8%
Europe	630	14.5	619	13.2
Asia/Australia	260	6.0	280	5.9
Latin America	81	1.9	89	1.9
Other	83	1.9	102	2.2
	$4,342	100.0%	$4,694	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2011	December 31, 2010
717	$2,041	$2,163
757	659	720
767	329	383
737	328	386
MD-11 (1)	311	359
747	231	256
MD-80	184	200
777	138	47
Other (2)	121	180
	$4,342	$4,694

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	September 30, 2011	December 31, 2010
2006 and newer	6.3%	3.8%
2001 – 2005	63.3	64.1
1996 – 2000	19.5	20.0
1995 and older	10.9	12.1
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At September 30, 2011, our maximum future cash exposure to loss associated with the loss sharing arrangement was $224, for which we have accrued a liability of $69.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the nine months ended September 30:

	2011	2010
Reserve at beginning of period	$82	$77
Increase (decrease) in reserve	(5)	3
Payments to GECC	(8)	–
Reserve at end of period	$69	$80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and of shareholder’s equity and comprehensive income, and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 26, 2011

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “expects,” “intends,” “projects,”, “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, future portfolio size, amounts of new aircraft financing, future levels of indebtedness and debt-to-equity ratios, the outcome of contingencies as well as any other statement that does not directly relate to any historical or current fact.

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

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the nine months ended September 30, 2011, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

While sources of financing continue to be available for aircraft deliveries we did provide financing for new Boeing aircraft during the third quarter of 2011.

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

At September 30, 2011, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At September 30, 2011, we owned 234 commercial aircraft and had partial ownership or security interest in an additional 42 aircraft. Our portfolio at September 30, 2011 decreased to $4.3 billion from $4.7 billion at December 31, 2010. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
New business volume	$105	$72
Write-offs	(11)	(1)
Recovery of write-offs	–	1
Asset impairment and other charges	(53)	(85)
Asset run off and prepayments	(204)	(605)
Asset dispositions	(71)	(153)
Depreciation and amortization expense	(118)	(201)
Net change in portfolio balance	$(352)	$(972)

At September 30, 2011 and December 31, 2010, we had $541 million and $583 million of assets that were held for sale or re-lease, of which $485 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $105 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

Our net income was $88 million for the nine months ended September 30, 2011 compared with $90 million for the same period in 2010, a decrease of $2 million.

Consolidated Results of Operations

Revenue

Revenue was $416 million for the nine months ended September 30, 2011 compared with $494 million for the same period in 2010, a decrease of $78 million.

Finance lease income was $101 million for the nine months ended September 30, 2011, a decrease of $8 million compared with the same period in 2010, primarily due to a decrease in the weighted average balance of finance leases as a result of the sale of aircraft previously accounted for as Finance leases, which was partially financed by us through notes receivable, and normal run-off.

Interest income on notes receivables was $25 million for the nine months ended September 30, 2011, a decrease of $36 million compared with the same period in 2010, primarily due to lower weighted average notes receivable balance and a decrease in the weighted average annual effective interest rate during the nine months ended September 30, 2011.

Operating lease income was $259 million for the nine months ended September 30, 2011, a decrease of $35 million compared with the same period in 2010, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from

Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $49 million and $34 million less than reported, for the nine months ended September 30, 2011 and 2010. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Net gain on disposal of assets was $18 million for the nine months ended September 30, 2011, an increase of $16 million compared with the same period in 2010, primarily due to a gain recognized upon signing a sales type lease agreement for aircraft previously held as Equipment under operating leases.

Other income was $13 million for the nine months ended September 30, 2011, a decrease of $15 million compared with the same period in 2010, primarily due to higher aircraft maintenance reserves taken to income from expired leases, income from a bankruptcy settlement and residual value guarantee fees earned during the nine months ended September 30, 2010.

Expenses

Expenses were $283 million for the nine months ended September 30, 2011 compared with $348 million for the same period in 2010, a decrease of $65 million.

Interest expense was $94 million for the nine months ended September 30, 2011, a decrease of $30 million compared with the same period in 2010, primarily due to a decrease in the weighted average balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $117 million for the nine months ended September 30, 2011, a decrease of $36 million compared with the same period in 2010, primarily due to a lower depreciable balance of equipment under operating leases as a result of a change in our intention to hold or sell equipment and asset dispositions.

The recovery of losses was $20 million for the nine months ended September 30, 2011, compared with a provision of $11 million for the same period in 2010. The decrease in our allowance for the nine months ended September 30, 2011 was primarily due to a $16 million recovery of losses which was caused by a decrease in default rates resulting from a change in the internal rating category to BB at September 30, 2011 from CCC at December 31, 2010 associated with our receivables with AirTran.

Asset impairment expense was $53 million for the nine months ended September 30, 2011, an increase of $33 million compared with the same period in 2010. The asset impairment expense during the first nine months of 2011 was primarily due to reduced expected undiscounted cash flows on certain aircraft.

Provision for income tax

Provision for income tax was $49 million for the nine months ended September 30, 2011, a decrease of $5 million compared with the same period in 2010, primarily due to a decrease in pre-tax income.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operations, net of tax, was $4 million for the nine months ended September 30, 2011 due to a decrease in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $746 million at September 30, 2011, an increase from $425 million at December 31, 2010. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2011	2010
Net cash provided by operating activities	$138	$184
Net cash provided by investing activities	460	138
Net cash used in financing activities	(277)	(711)
Net increase (decrease) in cash and cash equivalents	$321	$(389)

Operating activities

During the nine months ended September 30, 2011, net cash provided by operating activities included net income from operations of $88 million. We had net adjustments for non-cash items of $31 million, which primarily related to depreciation expense partially offset by deferred income taxes. We also had a net increase in cash due to changes in assets and liabilities of $19 million.

During the nine months ended September 30, 2010, net cash provided by operating activities included net income from operations of $90 million. We had net adjustments for non-cash items of $144 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $50 million.

Investing activities

During the nine months ended September 30, 2011, net cash provided by investing activities primarily included net proceeds of $300 million from short-term investment maturities and payments of leases, notes and other receivables of $206 million, partially offset by a decrease in cash of $105 million related to the origination of notes receivable.

During the nine months ended September 30, 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $486 million and proceeds from sale of aircraft of $94 million, primarily offset by the net purchase of $400 million in short-term investments.

Financing activities

During the nine months ended September 30, 2011, net cash used in financing activities included $745 million of net proceeds from our debt issuances offset by scheduled debt repayments of $794 million and cash dividends (including return of capital) to Boeing of $228 million.

During the nine months ended September 30, 2010, net cash used in financing activities included scheduled debt repayments of $621 million and cash dividends to Boeing of $90 million.

Outstanding debt at September 30, 2011 and December 31, 2010 was $3.4 billion and $3.4 billion, of which $834 million will be due in the next 12 months. During the nine months ended September 30, 2011, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at September 30, 2011 and December 31, 2010 was 6.2-to-1 and 5.0-to-1. The increase in our leverage resulted from our issuance of debt in the third quarter of 2011, a significant portion of the proceeds of which we intend to use to repay our debt maturing in 2012. We expect our leverage to return to approximately 5.0-to-1 by the end of the first quarter of 2012.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $15.6 billion as of September 30, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required. We expect that any future liquidity needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of September 30, 2011, we have $3.25 billion remaining under our $5.0 billion Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. The availability of funding pursuant to our SEC registration statement will depend on investor demand and market conditions.

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

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the nine months ended September 30, 2011 and 2010. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2011	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$87	$266	$353
Recovery of losses	(20)	(200)	(220)
Write-offs	(11)	(3)	(14)
Allowance for losses on receivables at end of period	$56	$63	$119

Allowance as a percentage of total receivables	2.4%		5.1%

2010
Allowance for losses on receivables at beginning of period	$71	$231	$302
Provision for losses	11	13	24
Write-offs	(1)	–	(1)
Allowance for losses on receivables at end of period	$81	$244	$325

Allowance as a percentage of total receivables	3.3%		13.4%

(Dollars in millions)	(1)	(2)	(3)
2011	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$53	$–	$53

2010
Asset impairment expense	$20	$91	$111

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

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

Boeing Capital Corporation

October 26, 2011	/s/ KELVIN E. COUNCIL
Kelvin E. Council Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 26, 2011	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)