Form 10-K
period 2011-12-31
BOEING CAPITAL CORP
filed 2012-02-09
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 1, 2012: 50,000 shares

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART I

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, future portfolio size, amounts of new aircraft financing, future levels of indebtedness and debt-to-equity ratios, the outcome of contingencies as well as any other statement that does not directly relate to any historical or current fact.

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

–

the availability of commercial and governmental financing, which can be affected by a number of factors, including global economic conditions, economic and monetary crises, legislative and regulatory changes, and availability of and policies regarding governmental export finance support;

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” contained on pages 3 through 5 of this report, “Management’s Narrative Analysis of the Results of Operations” and Note 12 to our Consolidated Financial Statements included in this report and our Current Report on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

At December 31, 2011, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At December 31, 2011, our portfolio totaled $4.3 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2011, we owned 231 commercial aircraft and had partial ownership or security interest in an additional 49 aircraft.

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

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2011, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $1.6 billion related to portfolio assets totaling $1.9 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2011. That report is not incorporated by reference into this filing of Boeing Capital Corporation.

COMPETITIVE CONDITIONS

The value of Boeing products we finance is influenced by the aerospace and financial markets and general economic conditions. The financing solutions we develop are part of overall sales campaigns and can be integral to Boeing winning orders in the commercial aircraft and space and defense markets. During campaigns, Boeing competes against other companies also offering in-house customer financing. Some customers require a financing commitment prior to ordering aircraft. Third party financiers are often unwilling to offer financing when orders are made since there may be a period of several years between order and delivery. Therefore, we may provide a financing commitment when products are ordered and subsequently assist our customers in obtaining alternative financing from third parties.

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

EMPLOYEES

At December 31, 2011, we had 146 employees, compared with 151 at December 31, 2010. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations and timing of filling open positions. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 1, 2012, we had 146 employees.

AVAILABLE INFORMATION

General information about us can be found at www.boeing.com. The information contained on or connected to Boeing’s web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed by the Company with the SEC. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, as well as any amendments to those reports, are available free of charge through Boeing’s website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street N.E. Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains a website at www.sec.gov that contains reports and other information regarding SEC issuers, including Boeing and Boeing Capital Corporation.

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

The financial condition of the airline industry is of particular importance to us because substantially all of our portfolio consists of lease and loan financing with commercial airline customers. If terrorist attacks; a serious health epidemic; significant regulatory actions in response to environmental, safety or other concerns; increases in fuel-related costs or other exogenous events were to occur, a material adverse effect on the airline industry, increased requests for financing, significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings could result. If this were to occur, aircraft values or lease rates could decline. These events could have a material adverse effect on our earnings, cash flows and/or financial position.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we were called upon to fund a substantial portion of outstanding financing commitments made by us and Boeing, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets (including any impacts related to the European sovereign debt crisis or other broader market developments), and a decline in Boeing’s or our own financial performance or outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

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

We face competition which could cause us to lower our lease rates and offer terms which may affect our financial results.

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

We operate in a highly regulated industry and changes in laws or regulations may affect us.

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

A significant portion of our portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably out-of-production Boeing aircraft such as 717 aircraft. Our concentration risk is mitigated in part by intercompany guarantees from Boeing with respect to certain portfolio assets, which primarily relate to 717 aircraft. Nonetheless, if one or more customers holding a significant portion of our portfolio assets experiences financial difficulties, defaults or does not renew its leases with us at their expiration and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.

Our portfolio and indebtedness may significantly increase if we are required to fund greater amounts than historically required.

Boeing’s and BCC’s outstanding financing commitments increased significantly in 2011. Financing commitments may continue to increase as a result of general market conditions, customer requirements or as a result of competition in the marketplace. While we work with third party financiers to provide alternative financing to customers, there can be no assurances that we will not be required to fund greater amounts than historically required. Such requirements could significantly increase our capital requirements and level of indebtedness.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters, which is our main administrative and operational facility, is located in Renton, Washington, and is leased by Boeing. We also have offices in greater Los Angeles, California; Beijing, China; Hong Kong, China; London, England; and Moscow, Russia.

We believe that our properties are suitable and adequate to meet the requirements of our business.

Item 3. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2011 and 2010, we declared and paid dividends (including return of capital) totaling $228 million and $108 million to Boeing.

A covenant in one of our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2011, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data

The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
New business volume (1)	$239	$72	$766	$155	$24

Statement of operations data:
Revenue	$532	$639	$660	$703	$815
Income from continuing operations	$78	$96	$80	$102	$147

Dividends to Boeing (including return of capital)	$228	$108	$93	$254	$408
Non-cash capital contributions from Boeing	$1	$2	$2	$3	$5

Balance sheet data:
Cash and cash equivalents	$941	$425	$596	$305	$463

Portfolio (2)	$4,327	$4,694	$5,666	$6,023	$6,532

Total assets	$5,578	$5,986	$6,774	$6,378	$7,044
Total debt	$3,400	$3,446	$4,075	$3,652	$4,327

Debt to Shareholder’s equity ratio	6.3	5.0	5.8	5.0	5.0
Ratio of earnings to fixed charges (3)	2.0	2.0	1.7	1.7	1.8

(1)	New business volume consists of capitalized costs and funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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

Business Environment and Trends

Political turmoil in the Middle East, the March 2011 natural disasters in Japan, the European sovereign debt crisis, deficit reduction challenges in the United States, and high fuel prices continue to impact the global economy and airline traffic and costs. In the face of these challenges, passenger traffic has generally been more resilient than air cargo traffic. Air cargo traffic began contracting in May, and 2011 full year estimates indicate no growth over 2010. In contrast, 2011 passenger traffic year-over-year growth is expected to average around 6%, above the long-term average of 5%. However, there continues to be significant performance variation between regions and airline business models, with emerging markets and low cost carriers leading in the passenger markets. Despite relatively resilient passenger traffic, net profits for the global airline industry were impacted in 2011 by high oil prices, which were approximately 40% higher, on average, than 2010 prices. Net profits for the global airline industry are expected to be modest this year, totaling $7 billion in 2011, reduced from $16 billion in 2010.

Airlines continue to focus on boosting revenue through alliances and partnerships and ancillary fees and services, while also cutting costs and renewing fleets to leverage more fuel efficient airplanes in a high-fuel-price environment. These airline strategies have helped the airlines weather the global uncertainty in 2011. Current baseline forecasts for the economy and traffic suggest the outlook is for continued net profitability for the global airline industry in 2012, although expectations are that 2012 profits will be substantially lower than current estimates for 2011. Demand for commercial aircraft is also influenced by the availability of aircraft financing including export financing and other financing sources. Going into 2012 the European sovereign debt crisis remains a significant risk to the global economy and the airline industry.

A substantial portion of our portfolio is concentrated among certain U.S. commercial airline customers. We provided $105 of financing for new Boeing aircraft during 2011. The European sovereign debt crisis poses a financing risk to airlines and may reduce overall levels of commercial aircraft financing. However, we expect the reduction in funding from European commercial banks to be largely offset by increased financing availability from other sources, such as capital markets, lessors, and other regions of the world.

On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc., and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. As disclosed in Item 8. Financial Statements, Note 15 – Concentrations, AirTran Holdings, LLC (AirTran), the successor to AirTran Holdings Inc, together with its subsidiaries, is our largest customer in terms of revenue and portfolio carrying value. In the fourth quarter of 2011 we revised the contractual terms of our leases with AirTran in conjunction with a full guarantee from Southwest of those lease payment obligations. Revenue and earnings are expected to be approximately $30 million lower in 2012 due to these lease revisions.

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. We believe that our receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts to our business.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,000 western-built commercial jet aircraft (9.4% of current world fleet) were parked at the end of 2011, including both in-production and out-of-production aircraft types. Of these parked aircraft approximately 30% are not expected to return to service. At the end of 2010 and 2009, 10.5% and 11.6% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Overview

During 2011, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2011 decreased to $4.3 billion from $4.7 billion at December 31, 2010. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2011	2010
New business volume	$239	$72
Write-offs	(11)	(1)
Recovery of write-offs	–	1
Asset impairment and other charges	(105)	(85)
Asset run off and prepayments	(257)	(605)
Asset dispositions	(82)	(153)
Depreciation and amortization expense	(151)	(201)
Net change in portfolio balance	$(367)	$(972)

At December 31, 2011 and 2010, we had $521 million and $583 million of assets that were held for sale or re-lease, of which $476 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $111 million are scheduled to be returned off lease during 2012. These aircraft are being remarketed or the leases are being extended and approximately $13 million of such aircraft had either executed term sheets with deposits or firm contracts as of December 31, 2011.

Our net income was $83 million for 2011 compared with $92 million for 2010. For the years ended December 31, 2011 and 2010, our return on average assets calculated on Income from continuing operations was 1.4% and 1.5%.

Consolidated Results of Operations

Revenue

Revenue consists primarily of lease income from equipment under operating leases and interest from finance lease receivables and notes. Revenue was $532 million in 2011 compared with $639 million in 2010, a decrease of $107 million.

Finance lease income was $125 million in 2011, a decrease of $14 million compared with 2010, primarily due to a decrease in the weighted average balance of finance leases as a result of the sale of aircraft previously accounted for as Finance leases, which was partially financed by us through notes receivable, and normal run-off. Without the support of Boeing in the form of intercompany guarantees our Finance lease income would have been $19 million less than reported for the year ended December 31, 2010. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Interest income on notes receivable was $35 million in 2011, a decrease of $41 million compared with 2010 primarily due to lower weighted average notes receivable balance and a decrease in the weighted average annual effective interest rate during 2011. During 2011, we sold aircraft previously accounted for as Finance leases and Equipment under operating leases, which was partially financed by us through notes receivable of $193 million.

Operating lease income was $336 million in 2011, a decrease of $48 million compared with 2010, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $63 million and $50 million less than reported, for the years ended December 31, 2011 and 2010. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Investment income was $5 million in 2010, primarily due to the gain on sale of certain available-for-sale marketable equity securities in 2010.

Net gain on disposal of assets was $16 million in 2011, compared with a net loss on disposal of assets of $2 million in 2010, primarily due to a gain recognized upon signing a sales type lease agreement for aircraft previously held as Equipment under operating leases.

Other income was $20 million in 2011, a decrease of $17 million compared with 2010, primarily due to lower aircraft maintenance reserves taken to income from expired leases and income from a bankruptcy settlement and residual value guarantees fees earned during 2010.

Expenses

Expenses consist of interest expense, depreciation expense, provision for (recovery of) losses, operating expenses, asset impairment expense, and other expense. Expenses were $409 million in 2011 compared with $487 million in 2010, a decrease of $78 million.

Interest expense was $128 million in 2011, a decrease of $32 million compared with 2010, due to a decrease in the weighted average balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $150 million in 2011, a decrease of $50 million compared with 2010, primarily due to a lower depreciable balance of equipment as a result of asset dispositions and impacts of changes to our intention to hold or sell equipment.

The recovery of losses was $23 million in 2011, compared with a provision for losses of $16 million in 2010. The decrease in our allowance for 2011 was primarily due to a $19 million recovery of losses which was caused by a decrease in expected default rates resulting from a change in the internal rating category to BBB at December 31, 2011 from CCC at December 31, 2010 associated with our receivables with AirTran.

Asset impairment expense was $100 million in 2011, an increase of $49 million compared with 2010. The asset impairment expense in 2011 was primarily due to reduced expected undiscounted cash flows on certain aircraft.

Other expense was $5 million in 2011, a decrease of $7 million compared with 2010 primarily due to lower aircraft delivery, maintenance and modification expenses.

Provision for income tax

Provision for income tax was $45 million in 2011, a decrease of $11 million compared with 2010, primarily due to a decrease in pre-tax income.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operations, net of tax, was $5 million for 2011 due to a decrease in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a loss of $4 million, net of tax, in 2010.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $941 million at December 31, 2011, an increase from $425 million at December 31, 2010. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2011	2010
Net cash provided by operating activities	$110	$273
Net cash provided by investing activities	687	309
Net cash used in financing activities	(281)	(753)
Net increase (decrease) in cash and cash equivalents	$516	$(171)

Operating activities

During 2011, net cash provided by operating activities included net income from operations of $83 million. We had net adjustments for non-cash items of $70 million, which primarily related to depreciation expense and asset impairment expense partially offset by a reduction in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $43 million.

During 2010, net cash provided by operating activities included net income from operations of $92 million. We had net adjustments for non-cash items of $214 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $33 million.

Investing activities

During 2011, net cash provided by investing activities primarily included net proceeds of $600 million from short-term investment maturities and payments of leases, notes and other receivables of $262 million, partially offset by a decrease in cash of $205 million related to the origination of notes receivable.

During 2010, net cash provided by investing activities included payments of leases, notes and other receivables of $612 million, which included early payments from customers, and proceeds from sale of aircraft of $126 million, primarily offset by the net purchase of $400 million in short-term investments.

Financing activities

During 2011 and 2010, we made debt repayments of $798 million and $645 million and paid dividends (including return of capital) of $228 million and $108 million. In 2011, net cash provided by financing activities included $745 million of net proceeds from our debt issuances.

Outstanding debt at December 31, 2011 and 2010 was $3.4 billion and $3.4 billion, of which $879 million (including $1 million due to interest rate swaps) will be due during 2012. During 2011 and 2010, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at December 31, 2011 and 2010 was 6.3-to-1 and 5.0-to-1. The increase in our leverage resulted from our issuance of debt in the third quarter of 2011, a significant portion of the proceeds of which we intend to use to repay our debt maturing in 2012. We expect our leverage to return to approximately 5.0-to-1 by the end of the first quarter of 2012.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $15.9 billion as of December 31, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. We expect that any future liquidity needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be impacted in the future.

As of December 31, 2011, we have a Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. The availability of funding pursuant to our SEC registration statement will depend on investor demand and market conditions.

We believe we have adequate borrowing capacity. We have a commercial paper program that continues to serve as a potential source of short-term liquidity. We have $1.5 billion available exclusively for us under Boeing’s committed revolving credit line agreements for general corporate purposes. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings. In addition, we have a support agreement with Boeing under which Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the support agreement, falls below 1.05-to-1 on a four-quarter rolling basis.

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 8.

Risks that could affect our sources of liquidity include among others;

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

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2011, as well as at each quarter end during the year, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the SEC, consisting of variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2011:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2012	2013- 2014	2015- 2016	2017- Thereafter
Debt (1)	$3,315	$868	$1,157	$510	$780
Capital lease obligations (1)	43	10	22	11	–
Interest (2)	414	117	125	82	90
Purchase obligations (3)	38	37	1	–	–
	$3,810	$1,032	$1,305	$603	$870

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2011 on floating rate debt.

(3)	Purchase obligations due in 2012 includes $8 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from future borrowings.

The following table summarizes our commercial commitments outstanding at December 31, 2011:

Commercial Commitments

		Total Amounts Committed
(Dollars in millions)	Total	2012	2013- 2014	2015- 2016	2017- Thereafter

Financing commitments (1)	$308	$258	$50	$–	$–

(1)	Represents our commitments to provide leasing and other financing based on estimated earliest potential funding dates.

In addition to our financing commitments of $308 million at December 31, 2011, Boeing had unfunded financing commitments of $15.6 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2011) is as follows:

Total
2012	$1,304
2013	1,200
2014	2,174
2015	3,639
2016	2,475
Thereafter	4,766
$15,558

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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $10 million for the year ended December 31, 2011.

Allowance for Losses on Receivables

The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on many qualitative and quantitative factors, including historical loss experience, collateral values expected to be realized, intercompany guarantees and results of individual credit and collectability reviews. The adequacy of the allowance is assessed quarterly.

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2011, the allowance would have decreased by $28 million or increased by $60 million. If the collateral values were 20% higher or lower at December 31, 2011, the allowance would have decreased by $20 million or increased by $19 million. If the cumulative default rates used for each rating category were increased or decreased by 1%, the allowance would have increased by $2 million or decreased by $2 million.

Residual Values

Equipment under operating leases and assets held for sale or re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for sale or re-lease. If the estimated residual values declined 20% at December 31, 2011, we estimate that we would have incurred additional impairment expense of $53 million for the year ended December 31, 2011, and a future cumulative pre-tax earnings reduction of approximately $73 million recognized over the remaining depreciable periods, of which approximately $11 million would be recognized in 2012.

Direct finance leases are recorded at inception as the net investment representing the aggregate future minimum lease payments, estimated residual value of the leased equipment and deferred incremental direct costs less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2011, we estimate that we would have reduced pre-tax income by $19 million for the year ended December 31, 2011.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the years ended December 31, 2011 and 2010. Column 3 presents this information, calculated in accordance with our accounting policy (see Item 8. Financial Statements and Supplementary Data, Note 1), if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2011	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$87	$266	$353
Recovery of losses	(23)	(244)	(267)
Write-offs	(11)	(3)	(14)
Allowance for losses on receivables at end of year	$53	$19	$72

Allowance as a percentage of total receivables	2.2%		3.1%

2010
Allowance for losses on receivables at beginning of year	$71	$231	$302
Provision for losses	16	35	51
Write-offs	(1)	–	(1)
Recovery of write-offs	1	–	1
Allowance for losses on receivables at end of year	$87	$266	$353

Allowance as a percentage of total receivables	3.8%		15.5%

(Dollars in millions)	(1)	(2)	(3)
2011	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$100	$–	$100

2010
Asset impairment expense	$51	$92	$143

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of interest rate changes on our pre-tax earnings over the next 12 months. In our analysis, we include balance sheet instruments whose income or interest expense would be impacted by changes in interest rates, which consists of Cash and cash equivalents, Short-term investments, Receivables, and Debt. For the purposes of our analysis, we assume that the level of floating rate assets and debt (including the impact of derivatives) remain unchanged from year end 2011 and that they are all subject to immediate re-pricing. As of December 31, 2011, the impact over the next 12 months of a 100 basis point immediate and sustained rise or fall in interest rates would be a $10 million increase or a $1 million decrease to pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movements, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with our sensitivity analysis.

Additional risks include credit risk and residual value risk, which are discussed in Item 7. Management’s Narrative Analysis of the Results of Operations, Critical Accounting Estimates.

Item 8. Financial Statements and Supplementary Data

The following pages include our Consolidated Financial Statements as described in Item 15 (a)1 and (a)2 of Part IV herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 9, 2012

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2011	2010
ASSETS
Cash and cash equivalents	$941	$425
Short-term investments	300	900
Receivables:
Finance leases	1,739	1,907
Notes and other	621	375
	2,360	2,282
Allowance for losses on receivables	(53)	(87)
	2,307	2,195
Equipment under operating leases, net	1,439	1,821
Investments	7	8
Assets held for sale or re-lease, net	521	583
Other assets	63	54
	$5,578	$5,986

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$65	$88
Other liabilities	256	328
Accounts with Boeing	77	66
Deferred income taxes	1,236	1,371
Debt	3,400	3,446
	5,034	5,299
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	523	682
Accumulated other comprehensive income (loss), net of tax	1	–
Retained earnings	15	–
	544	687
	$5,578	$5,986

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
REVENUE
Finance lease income	$125	$139	$144
Interest income on notes receivable	35	76	75
Operating lease income	336	384	404
Investment income	–	5	1
Net gain (loss) on disposal of assets	16	(2)	–
Other income	20	37	36
	532	639	660
EXPENSES
Interest expense	128	160	175
Depreciation expense	150	200	207
Provision for (recovery of) losses	(23)	16	23
Operating expenses	49	48	45
Asset impairment expense	100	51	75
Other expense	5	12	9
	409	487	534
Income from continuing operations before provision for income tax	123	152	126
Provision for income tax	45	56	46
Income from continuing operations	78	96	80
Net gain (loss) on disposal of discontinued operations, net of tax	5	(4)	(23)
Net income	$83	$92	$57

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income

(Dollars in millions, except stated value)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance at December 31, 2008	$732	$5	$730	$(3)	$–	$118
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(93)	–	(36)	–	(57)
Net income	57	–	–	–	57	$57
Unrealized gain on derivative instruments, net of tax of $1	2	–	–	2	–	2
Unrealized loss on investments, net of tax (1)	(1)	–	–	(1)	–	(1)
Balance at December 31, 2009	$699	$5	$696	$(2)	$–	$58

Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(108)	–	(16)	–	(92)
Net income	92	–	–	–	92	$92
Reclassification adjustment for gain realized on investments, net of tax of $1	(2)	–	–	(2)	–	(2)
Unrealized gain on investments, net of tax of $1	4	–	–	4	–	4
Balance at December 31, 2010	$687	$5	$682	$–	$–	$94

Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(228)	–	(160)	–	(68)
Net income	83	–	–	–	83	$83
Unrealized gain on investments, net of tax (1)	1	–	–	1		1
Balance at December 31, 2011	$544	$5	$523	$1	$15	$84

(1)	At December 31, 2011 and 2009, the tax amount related to the unrealized gain and loss on investments was less than $1.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2011, 2010 and 2009.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$83	$92	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	143	192	198
Net (gain) loss on disposal of assets	(16)	2	–
Provision for (recovery of) losses	(23)	16	23
Net gain on investments and derivative instruments	–	(4)	(8)
Asset impairment expense and other charges	105	85	91
Share-based plans expense	1	2	2
Net (gain) loss on disposal of discontinued operations, net of tax	(5)	4	23
Decrease in deferred income taxes	(135)	(83)	(68)
Change in assets and liabilities:
Other assets	15	19	(16)
Accrued interest and rents	7	1	3
Accounts payable and accrued expenses	(21)	5	5
Other liabilities	(53)	(41)	(57)
Accounts with Boeing	9	(17)	79
Net cash provided by operating activities	110	273	332
INVESTING ACTIVITIES
Purchase of short-term investments	(1,200)	(1,300)	(500)
Proceeds from maturities of short-term investments	1,800	900	–
Proceeds from available-for-sale investments	2	25	1
Purchase of equipment for operating leases	(34)	–	–
Payment for capitalizable costs in process	(8)	(54)	(63)
Proceeds from disposition of equipment	70	126	220
Payments of leases, notes and other receivables	262	612	608
Origination of leases, notes and other receivables	(205)	–	(680)
Net cash provided by (used in) investing activities	687	309	(414)
FINANCING ACTIVITIES
Proceeds from issuance of debt	745	–	994
Proceeds from intercompany borrowing	–	–	200
Repayment of debt (including intercompany)	(798)	(645)	(728)
Payment of dividends (including return of capital)	(228)	(108)	(93)
Net cash provided by (used in) financing activities	(281)	(753)	373
Net increase (decrease) in cash and cash equivalents	516	(171)	291
Cash and cash equivalents at beginning of year	425	596	305
Cash and cash equivalents at end of year	$941	$425	$596

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$(19)	$324	$(68)
Net transfer to notes receivable	$193	$24	$9
Net transfer to (from) equipment under operating leases	$(161)	$(283)	$150
Net transfer to (from) finance leases	$(40)	$6	$(6)
Transfer from other assets	$–	$(71)	$(98)
Release of allowance upon sale of receivables	$11	$–	$–
Transfer to (from) accounts with Boeing	$2	$–	$(6)
Transfer to other liabilities	$12	$–	$–
Transfer to accounts payable and accrued expenses	$2	$–	$–
Transfer to investments	$–	$–	$19
(Increase)/decrease in debt due to fair value hedge derivatives	$(14)	$(26)	$34

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

Investments Available-for-sale debt securities in the form of Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive income (loss) (AOCI) on the Consolidated Balance Sheets. Available-for-sale equity securities are recorded at fair value, with unrealized gains (losses) recorded in AOCI.

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

We review all receivables for impairment and determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral we would expect to realize, taking into account Boeing and other guarantees. A receivable determined to be uncollectible is written-off against the allowance.

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

Intercompany Credit Arrangements

The credit facilities between Boeing and its banks were renewed on November 10, 2011. Boeing has given us exclusive access to $750 of the $2,300 364-day line expiring in November 2012 and $750 of the $2,300 five-year revolving credit line expiring in November 2016. The 364-day facility has a one-year term out option which allows the borrower to extend the maturity of any borrowings one year beyond the aforementioned expiration date. At December 31, 2011 and 2010, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

No amounts were outstanding under our intercompany borrowing and lending arrangement with Boeing at December 31, 2011 and 2010.

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

At December 31, 2011, we were the beneficiary of up to a maximum of $1,577 under our guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $1,928.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2011		2010
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,481	$1,790	$1,586	$2,099
Out of production single-aisle aircraft	55	55	66	66
Out of production twin-aisle aircraft	–	–	51	71
Other, including other Boeing aircraft	41	83	46	90
	$1,577	$1,928	$1,749	$2,326

At December 31, 2011 and 2010, Accounts with Boeing included $38 and $47 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2011	2010		2009
Finance lease income (1)	$(1)	$19		$7
Interest income on notes receivable	2	13	(2)	3
Operating lease income	63	50		46
Net gain on disposal of assets	2	9		–
Asset impairment expense	–	7		–
	$66	$98		$56

(1)	For the years ended December 31, 2011, 2010 and 2009, finance lease income included $2, $2 and $2 for fees paid to Boeing related to guarantee agreements.

(2)	During 2010 the prepayment of third party notes receivable totaling $163 was facilitated through Boeing. Included in interest income on notes receivable is $10 attributable to this prepayment.

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2011, 2010 and 2009, Boeing recorded charges of $9, $87, and $12, respectively, related to asset impairment and accrued expenses and $(244), $34 and $21 respectively, related to provision for (recovery of) losses.

For the years ended December 31, 2010 and 2009, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $6 and $20. During 2010 and 2009, we sold C-40 aircraft at their carrying value to Boeing at lease expiration for $26 and $28.

For the years ended December 31, 2011, 2010 and 2009, we recorded new business volume of $105, $39 and $618, respectively, related to new Boeing aircraft, equipment or services we purchased or financed.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2011	2010
Federal income tax payable	$39	$34
Other payable	38	32
	$77	$66

For the years ended December 31, 2011 and 2010, we paid dividends (including return of capital) totaling $228 and $108.

We also receive support services from Boeing. Eligible employees are members of Boeing’s pension plans, insurance plans, savings plan and executive compensation programs. Boeing generally charges us with the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2011, 2010 and 2009, the charge for these services was $21, $19, and $11.

Note 3 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2011	2010
Investment in finance leases:
Direct finance leases:
Minimum lease payments	$1,661	$2,169
Estimated residual value	509	587
Unearned income and deferred net incremental direct costs	(570)	(991)
Leveraged leases (1):
Minimum lease payments	600	698
Less principal and interest payable on non-recourse debt	(364)	(459)
Estimated residual value	32	32
Unearned income and deferred net incremental direct costs	(129)	(129)
Total investment in finance leases	1,739	1,907
Investment in notes and other:
Principal	620	375
Accrued interest	3	2
Unamortized deferred fees and net incremental direct costs	(2)	(2)
Total notes and other	621	375
Total investment in finance leases and notes and other	2,360	2,282
Less allowance for losses on receivables	(53)	(87)
	$2,307	$2,195

Receivables balance individually evaluated for impairment	$362	$–
Receivables balance collectively evaluated for impairment	$1,998	$2,282

(1)	For the years ended December 31, 2011 and 2010, net investment in leveraged leases, less deferred income taxes of $206 and $223, was $(67) and $(81).

Scheduled minimum lease payments on Finance leases and scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2012	2013	2014	2015	2016	Thereafter
Finance leases (1)	$292	$244	$178	$172	$174	$837
Notes and other	$131	$117	$103	$52	$37	$180

(1)	Includes both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt).

Note 4 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2011	2010	2009
Allowance for losses on receivables at beginning of year	$87	$71	$59
Provision for (recovery of) losses	(23)	16	23
Write-offs	(11)	(1)	(12)
Recovery of write-offs	–	1	1
Allowance for losses on receivables at end of year	$53	$87	$71

Allowance as a percentage of total receivables	2.2%	3.8%	2.5%

Allowance for losses on receivables collectively evaluated for impairment	$53	$87	$71

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

The following table details our receivable balance by the internal rating category which was used as a factor in determining our allowance for losses on receivables at December 31:

	2011			2010
Rating categories	Out-of- Production Aircraft	In-Production Aircraft/ Other	Total	Out-of- Production Aircraft	In-Production Aircraft/ Other	Total
BBB	$1,316	$–	$1,316	$–	$–	$–
BB	–	67	67	–	–	–
B	103	–	103	135	72	207
CCC	194	318	512	1,658	417	2,075
D	182	180	362	–	–	–
Total carrying value	$1,795	$565	$2,360	$1,793	$489	$2,282

At December 31, 2011, our allowance primarily related to receivables with ratings of BBB and CCC in the preceding table, and we applied default rates that averaged 2% and 48% to exposure associated with those receivables. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. AirTran Holdings, LLC (AirTran) became the successor to AirTran Holdings, Inc. As a result, we took into account Southwest’s credit rating when we determined the allowance for losses on AirTran receivables during 2011. In the fourth quarter of 2011, we revised the contractual terms of our leases with AirTran in conjunction with receiving a full guarantee from Southwest which guaranteed AirTran’s obligations to us. At December 31, 2011 and 2010, we assigned the internal rating categories of BBB and CCC to the receivables from AirTran for the purpose of assigning default rates discussed above. The improved rating in 2011 reduced the allowance for losses on receivables by $19 for the year ended December 31, 2011.

At December 31, 2011, receivables of $1,044 were related to customers we believe have less than investment-grade credit. At December 31, 2010, all of our receivables were related to customers we believe have less than investment-grade credit.

Impaired Receivables

At December 31, 2011, we had impaired receivables with a carrying value and unpaid principal balance of $194, all of which related to out-of-production aircraft. We recorded no allowance for losses on these impaired receivables. At December 31, 2010, we had no impaired receivables.

The following table details our average recorded investment and the related income recognized on the impaired receivables for the years ended December 31:

2011	Average Carrying Value(1)	Income Recognized
Out-of-production aircraft	$198	$–

2010
Out-of-production aircraft	$88	$9	(2)

2009
Out-of-production aircraft	$162	$9	(2)

(1)	Average carrying value is the average value during the year of receivables classified as impaired at any time during the year. The average is calculated on a quarterly basis.

(2)	For the years ended December 31, 2010 and 2009, of the income recognized we received in cash $9 and $9.

Past Due Receivables

As of December 31, 2011, amounts which were 31 to 60 days past due totaled $1 associated with receivables with a principal balance of $46 and related to in-production/other aircraft, and there were no receivables greater than 60 days past due. As of December 31, 2010, we had no receivables greater than 30 days past due.

At December 31, 2011 and 2010, we had no accrued income on receivables with amounts past due greater than 90 days.

In the fourth quarter of 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our receivables from American Airlines of $362 are sufficiently collateralized such that we do not expect to incur losses as a result of the bankruptcy.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following at December 31:

	2011		2010
Assets placed on non-accrual status:
Receivables:
Out-of-production aircraft	$182		$–
Equipment under operating leases, net	14	(1)	29
Assets held for sale or re-lease, net (1)	50		43	(2)
	$246		$72

Percent of total non-performing assets to total portfolio	5.7%		1.5%

(1)

At December 31, 2011, equipment under operating leases of $23 are not included in non-performing assets due to intercompany guarantees provided by Boeing. At December 31, 2011 and 2010, assets held for sale or re-lease of $471 and $540 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At December 31, 2010, non-performing assets held for sale or re-lease of $28 had either a purchase or lease commitment.

Note 5 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2011	2010
Cost	$2,364	$2,830
Advanced rent receipts, net (1)	(42)	(31)
Accumulated depreciation	(883)	(978)
	$1,439	$1,821

(1)	Advanced rent receipts, net is the total cash received for all operating leases in excess of the total operating lease income recognized to date.

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter
Operating leases	$213	$180	$158	$148	$80	$125

Note 6 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
EETC	$4	$1	$–	$5
Total	$4	$1	$–	$5

December 31, 2010
Available-for-sale investments:
Marketable equity securities	$1	$–	$–	$1
EETC	5	–	–	5
Total	$6	$–	$–	$6

During 2011, we sold certain available-for-sale marketable equity securities for total proceeds of $1 and recognized no investment income.

During 2010, we sold certain available-for-sale marketable equity securities for total proceeds of $24 and recognized investment income of $4.

The contractual maturities of available-for-sale debt securities at December 31, 2011, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	2	3
Due from five to ten years	1	1
Total	$4	$5

Note 7 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2011	2010	2009
Current:
Federal	$177	$135	$110
State	3	4	4
	180	139	114
Deferred:
Federal	(135)	(83)	(68)
	$45	$56	$46

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2011	2010
Deferred tax assets:
Allowance for losses on receivables	$133	$147
Other	22	33
	155	180
Deferred tax liabilities:
Leased assets	(1,391)	(1,551)
Net deferred tax liability	$(1,236)	$(1,371)

Income tax computed at the United States federal income tax rate and the provision for tax on income differ as follows for the years ended December 31:

	2011		2010		2009
Tax computed at federal statutory rate	$43	35.0%	$53	35.0%	$44	35.0%
State income taxes, net of federal tax benefit	2	1.7	3	1.8	2	1.5
	$45	36.7%	$56	36.8%	$46	36.5%

During the fourth quarter of 2011, Boeing settled its appeal for the 2004-2006 federal audit. During the fourth quarter of 2011, we received an audit report for the 2007-2008 Internal Revenue Service (IRS) examination for which we are filing appeals as part of the IRS exam of the Boeing consolidated tax return. We are also subject to examination in major state and international jurisdictions for the 2001-2011 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Pursuant to our tax sharing agreement with Boeing, we made payments with respect to tax obligations to Boeing of $178, $99 and $83 in 2011, 2010 and 2009 respectively. In 2011 and 2010, we did not receive or make income tax payments from or to other federal, state and foreign tax agencies.

As of December 31, 2011 and 2010, we did not have any unrecognized tax benefits.

For the years ended December 31, 2011, 2010 and 2009, we did not incur any income tax related interest income, interest expense or penalties.

Note 8 – Debt and Credit Agreements

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2011)	2011	2010
2.13% – 7.58% fixed rate notes due through 2019	$3,283	$3,314
1.78% – floating rate notes due through 2023	25	25
1.37% – 5.79% non-recourse notes due through 2013	49	55
1.14% – capital lease obligations due through 2015	43	52
	$3,400	$3,446

At December 31, 2011 and 2010, we had interest rate swaps which effectively convert debt of $388 and $875 from fixed rate to floating rate. During 2011 we terminated $187 of interest rate swaps in order to improve our expected alignment between fixed and floating rate assets and liabilities. An additional $300 of swaps matured as scheduled concurrently with corresponding debt maturities.

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

On November 10, 2011 we filed a public shelf registration for an indeterminate amount of debt securities with the Securities and Exchange Commission (SEC) that became effective on November 10, 2011. The availability of funding under the shelf registration statement is dependent on investor demand and market conditions.

We have a Commercial Paper (CP) program that serves as a potential source of short-term liquidity subject to market conditions. No amounts were outstanding under the CP program at any time during 2011. We have $1,500 available exclusively for us under Boeing’s committed revolving credit line agreements. See Note 2 – Relationship and Transactions with Boeing.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2011, as well as at each quarter end during the year, we were in compliance with these covenants.

At December 31, 2011, $92 of our debt (non-recourse notes and capital lease obligations) was collateralized by portfolio assets and underlying equipment totaling $161.

Scheduled principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2012	$868	$10
2013	642	11
2014	515	11
2015	5	11
2016	505	–
Thereafter	780	–
	$3,315	$43

In 2011, 2010 and 2009, interest payments were $136, $174 and $188, respectively.

Note 9 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of December 31, 2011 do not require collateral or other security from either party.

Fair Value Hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For our fair value hedges that qualify for hedge accounting treatment we use the shortcut method and thus there are no gains or losses recognized due to hedge ineffectiveness. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt.

For the years ended December 31, 2011, 2010 and 2009 gains and (losses) from changes in the fair value of $14, $26 and ($34) were recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no impact to interest expense.

For the years ended December 31, 2011, 2010 and 2009, we recorded $10, $12 and $12, respectively, of income related to the amortization of the adjustment to the carrying amount of hedged debt due to the termination of swaps as a reduction of Interest expense.

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

Other Derivative Instruments

At times, we may hold certain derivatives that do not receive hedge accounting treatment. These may include interest rate derivatives as well as warrants. During 2011 and 2010 we did not hold derivatives that did not qualify for hedge accounting treatment. For the year ended December 31, 2009, we recognized gains of $9 in Other income related to warrants to purchase common stock of an unaffiliated third party.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

December 31, 2011	Other Assets	Other Liabilities
Derivatives designated as hedging instruments – Interest rate swaps	$29	$–

December 31, 2010
Derivatives designated as hedging instruments – Interest rate swaps	$24	$–

The notional amount of our interest rate swaps is disclosed in Note 8 – Debt.

For the years ended December 31, 2011 and 2010, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to AOCI or the Statement of Operations.

Note 10 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $137 and $172 as of December 31, 2011 and 2010.

To the extent that no maintenance obligation relating to an aircraft remains, the balance is recognized as Other income. For the years ended December 31, 2011, 2010 and 2009 we recorded income of $11, $17 and $11, respectively.

Note 11 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. The fair value of stock options was estimated using the Black-Scholes option-pricing model.

For the years ended December 31, 2011, 2010 and 2009 we recorded $1, $2 and $2 attributable to share-based plans expense.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Bankruptcies

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At December 31, 2011 and 2010, American Airlines accounted for $362 and $426 of our total assets. We believe that our receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts to our business.

Restructurings and Restructuring Requests

In the fourth quarter of 2011, we revised the contractual terms of our leases with AirTran in conjunction with receiving a full guarantee from Southwest which guaranteed AirTran’s obligations to us.

From time to time, certain other customers have requested a restructuring of their transactions with us. As of December 31, 2011, we have not reached agreement on any such restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2011, we and Boeing had unfunded financing commitments of $15,866, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2011) is as follows:

Total
2012	$1,562
2013	1,207
2014	2,217
2015	3,639
2016	2,475
Thereafter	4,766
$15,866

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements consisting of variable interests in unconsolidated entities.

We have an investment in the form of an EETC which was acquired in 1999. EETCs are interests in a trust that passively holds investments in aircraft or pools of aircraft. EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investment in the form of EETC does not require consolidation. At December 31, 2011, our maximum exposure to economic loss from our EETC is $5.

Note 14 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, and are categorized using the three levels of fair value hierarchy.

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale investments:
EETC	$5	$–	$–	$5
Interest rate swaps	29	–	29	–
Total	$34	$–	$29	$5

December 31, 2010
Assets
Available-for-sale investments:
Marketable equity securities	$1	$1	$–	$–
EETC	5	–	–	5
Interest rate swaps	24	–	24	–
Total	$30	$1	$24	$5

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

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets as of December 31:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Assets
Equipment under operating leases (1)	$103	$(95)	$111	$(54	)(2)
Assets held for sale or re-lease (1)	3	(5)	–	(4)
Total	$106	$(100)	$111	$(58)

(1)	Represents carrying value and related write downs which were based on the fair value for the related aircraft.

(2)	For the year ended December 31, 2010, losses on equipment under operating leases includes $7 which were offset by intercompany guarantees.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option as of December 31:

	2011			2010
	Carrying Value		Fair Value	Carrying Value	Fair Value
Assets
Notes and other	$594	(1)	$639	$375	$395
Liabilities
Debt, excluding capital lease obligations	$(3,357)		$(3,497)	$(3,394)	$(3,528)

(1)	Net of allowance for losses of $27

Items not included in the above disclosures are Cash and cash equivalents and Short-term investments. The carrying value of those items approximate their fair value at December 31, 2011 and 2010 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	2011		2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,261	29.1%	$1,364	29.0%
Continental	415	9.6	447	9.5
Hawaiian	374	8.6	422	9.0
American	362	8.4	426	9.1
Korean	159	3.7	172	3.7
	$2,571	59.4%	$2,831	60.3%

For the years ended December 31, 2011 and 2010, AirTran Holdings, Inc. accounted for 21% and 18% of our revenue.

Portfolio carrying values were represented in the following regions at December 31:

	2011		2010
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$3,198	73.9%	$3,604	76.8%
Europe	693	16.0	619	13.2
Asia/Australia	241	5.6	280	5.9
Latin America	79	1.8	89	1.9
Other	116	2.7	102	2.2
	$4,327	100.0%	$4,694	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue by geographic region was as follows for the years ended December 31:

	2011	2010	2009
United States	$334	$409	$430
Europe	123	128	138
Asia/Australia	45	45	51
Latin America	20	41	30
Other	10	16	11
	$532	$639	$660

Portfolio carrying values were represented by the following product types at December 31:

	2011	2010
717	$2,001	$2,163
757	631	720
737	408	386
767	316	383
MD-11 (1)	311	359
747	225	256
MD-80	183	200
777	134	47
Other (2)	118	180
	$4,327	$4,694

(1)	MD-11 aircraft are currently in freighter configuration or are committed to be modified into freighter configuration.

(2)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2011	2010
2007 and newer	3.4%	1.1%
2002 - 2006	45.2	45.1
1997 - 2001	39.0	38.8
1996 and older	12.4	15.0
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At December 31, 2011, our maximum future cash exposure to losses associated with the loss sharing arrangement was $212 for which we have accrued a liability of $53.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the years ended December 31:

	2011	2010
Reserve at beginning of period	$82	$77
Increase (decrease) in reserve	(8)	7
Payments to GECC	(21)	(2)
Reserve at end of period	$53	$82

Operating results of the discontinued operations were as follows for the years ended December 31:

	2011	2010	2009
Net gain (loss) on disposal of discontinued operations	$8	$(7)	$(36)
Provision (benefit) for income tax	3	(3)	(13)
Net gain (loss) on disposal of discontinued operations, net of tax	$5	$(4)	$(23)

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$143	$147	$126	$116
Income from continuing operations	$33	$40	$11	$(6)
Net income	$31	$39	$18	$(5)

2010
Revenue	$162	$162	$170	$145
Income from continuing operations	$29	$35	$28	$4
Net income	$29	$33	$28	$2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP, our independent auditor, in 2011 and 2010:

Services Rendered / Fees (Dollars in millions)	2011	2010
Audit fees (1)	$2.3	$1.9

(1)

For professional services rendered for the audit of our 2011 and 2010 annual financial statements, the reviews of the financial statements included in our Forms 10-Q for fiscal years 2011 and 2010, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

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

4.2	Indenture, dated April 15, 1987, incorporated herein by reference to Exhibit 4 to our Form S-3 Registration Statement (File No. 33-26674).

4.3	Senior Indenture, dated August 31, 2000, incorporated by reference to Exhibit 4(a) to our Amendment No. 2 to Form S-3 Registration Statement, dated August 30, 2000 (File No. 333-82391).

4.4	Indenture, dated as of November 10, 2011, incorporated by reference to Exhibit 4(a) to our Form S-3 Registration Statement, dated November 10, 2011 (File No. 333-177901).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1

364-Day Credit Agreement dated as of November 10, 2011, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10.1 to The Boeing Company Form 8-K dated November 10, 2011 (File No. 001-00442).

10.2

Five-Year Credit Agreement dated as of November 10, 2011, between Boeing and the banks listed therein, incorporated by reference to Exhibit 10.2 to The Boeing Company Form 10-K dated November 10, 2011 (File No. 001-00442).

10.3	Borrower Subsidiary Letter dated November 10, 2011 relating to 364-Day Credit Agreement, incorporated by reference to Exhibit 10.3 to our Form 8-K dated November 10, 2011.

10.4	Borrower Subsidiary Letter dated November 10, 2011 relating to Five-Year Credit Agreement, incorporated by reference to Exhibit 10.4 to our Form 8-K dated November 10, 2011.

10.5

Letter agreement relating to the 364-Day Credit Agreement and the Five-Year Credit Agreement, dated November 10, 2011, between Boeing and us, incorporated by reference to Exhibit 10.5 to our Form 8-K dated November 10, 2011.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boeing Capital Corporation

February 9, 2012	/s/ KELVIN E. COUNCIL
Kelvin E. Council
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 9, 2012	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 9, 2012	/s/ GREGORY D. SMITH
Gregory D. Smith
Chairman of the Board and Director

February 9, 2012	/s/ MICHAEL J. CAVE
Michael J. Cave
President and Director (Principal Executive Officer)

February 9, 2012	/s/ DAVID A. DOHNALEK
David A. Dohnalek
Director

February 9, 2012	/s/ J. MICHAEL LUTTIG
J. Michael Luttig
Director