Form 10-Q
period 2012-03-31
BOEING CAPITAL CORP
filed 2012-04-25
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐			Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company	)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                 ☐  Yes    ☒  No

Common stock shares outstanding at April 25, 2012: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$399	$941
Short-term investments	100	300
Receivables:
Finance leases	1,677	1,727
Notes and other	577	621
	2,254	2,348
Allowance for losses on receivables	(50)	(53)
	2,204	2,295
Equipment under operating leases, net	1,400	1,439
Investments	10	7
Assets held for sale or re-lease, net	510	521
Other assets	57	63
	$4,680	$5,566

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$41	$65
Other liabilities	220	256
Accounts with Boeing	62	76
Deferred income taxes	1,219	1,232
Debt	2,622	3,400
	4,164	5,029
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	510	523
Accumulated other comprehensive income (loss), net of tax	1	1
Retained earnings	–	8
	516	537
	$4,680	$5,566

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
REVENUE
Finance lease income	$21	$35
Interest income on notes receivable	11	8
Operating lease income	69	90
Net gain on disposal of assets	–	5
Other income	24	5
	125	143
EXPENSES
Interest expense	28	33
Depreciation expense	34	42
Recovery of losses	(3)	(6)
Operating expenses	13	11
Asset impairment expense	14	9
Other expense	1	2
	87	91
Income from continuing operations before provision for income tax	38	52
Provision for income tax	14	19
Income from continuing operations	24	33
Net loss on disposal of discontinued operations, net of tax	–	(2)
Net income	24	31

OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income	–	–
Comprehensive income	$24	$31

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance at January 1, 2011	$687	$5	$682	$–	$–
Cash dividends to Boeing (including return of capital)	(191)	–	(160)	–	(31)
Net income	31	–	–	–	31
Balance at March 31, 2011	$527	$5	$522	$–	$–

Balance at January 1, 2012	$537	$5	$523	$1	$8
Cash dividends to Boeing (including return of capital)	(45)	–	(13)	–	(32)
Net income	24	–	–	–	24
Balance at March 31, 2012	$516	$5	$510	$1	$–

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
OPERATING ACTIVITIES
Net income	$24	$31
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization expense	33	39
Net gain on disposal of assets	–	(5)
Recovery of losses	(3)	(6)
Asset impairment expense and other charges	15	9
Net loss on disposal of discontinued operations, net of tax	–	2
Decrease in deferred income taxes	(13)	(17)
Change in assets and liabilities:
Other assets	–	3
Accrued interest and rents	–	1
Accounts payable and accrued expenses	(24)	(38)
Other liabilities	(35)	(11)
Accounts with Boeing	(15)	17
Net cash provided by (used in) operating activities	(18)	25
INVESTING ACTIVITIES
Purchase of investments	(3)	–
Purchase of short-term investments	(100)	(300)
Proceeds from maturities of short-term investments	300	900
Proceeds from available-for-sale investments	–	1
Payment for capitalizable costs in process	(3)	–
Proceeds from disposition of equipment	9	24
Payments of leases, notes and other receivables	92	82
Net cash provided by investing activities	295	707
FINANCING ACTIVITIES
Repayment of debt	(774)	(786)
Payment of dividends (including return of capital)	(45)	(191)
Net cash used in financing activities	(819)	(977)
Net decrease in cash and cash equivalents	(542)	(245)
Cash and cash equivalents at beginning of year	941	425
Cash and cash equivalents at end of period	$399	$180

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer to (from) assets held for sale or re-lease	$10	$(13)

Net transfer to (from) equipment under operating leases	$(4)	$13

Transfer from other assets	$(6)	$–

Decrease in debt due to fair value hedge derivatives	$3	$8

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

Immaterial Restatement

Subsequent to the issuance of our consolidated balance sheet as of December 31, 2011 we determined that it should have reflected Finance lease receivables of $1,727, as compared to the $1,739 reported, and the difference of $12 should have been reflected as a reduction in Finance lease income for the year ended December 31, 2011. In connection with the November 2011 bankruptcy filing by American Airlines, Inc. (American Airlines), certain lease payments by American Airlines beginning in May 2012, the first scheduled payments under the relevant leases since the bankruptcy filing, are required to be allocated exclusively to various non-recourse debt holders, at higher interest rates, until all such holders are paid in full, and only thereafter to us. The reallocation of payments required us to recalculate our investment in leveraged leases for the year ended December 31, 2011. This reallocation of payments does not affect amounts payable under these leases by American Airlines. The reallocation of payments also does not alter our expectation that we will not incur any losses related to American Airlines receivables as a result of the bankruptcy.

Management believes that the effect of this recalculation is not material to our previously issued consolidated financial statements for the year ended December 31, 2011. The impact on specific line items in the December 31, 2011 consolidated balance sheet is presented below:

	As of December 31, 2011
Balance Sheet Items:	As Previously Reported	Restated
Finance leases	$1,739	$1,727
Total receivables, gross of allowance	2,360	2,348
Total receivables, net of allowance	2,307	2,295
Total assets	5,578	5,566
Accounts with Boeing	77	76
Deferred income taxes	1,236	1,232
Total liabilities	5,034	5,029
Retained earnings	15	8
Shareholder’s equity	544	537
Total liabilities and shareholder’s equity	$5,578	$5,566

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

There can be no assurances that these intercompany agreements and arrangements will not be terminated or modified by us or Boeing. However, our and Boeing’s ability to terminate or modify the support agreement is subject to certain conditions. See Item 8. Financial Statements and Supplementary Data, Note 2 of our 2011 Annual Report on Form 10-K.

At March 31, 2012, we were the beneficiary of up to a maximum of $1,556 under our guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $1,901.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	March 31, 2012		December 31, 2011
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,464	$1,766	$1,481	$1,790
Out of production single-aisle aircraft	52	52	55	55
Other, including other Boeing aircraft	40	83	41	83
	$1,556	$1,901	$1,577	$1,928

At March 31, 2012 and December 31, 2011, Accounts with Boeing included $36 and $38 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the three months ended March 31:

	2012	2011
Operating lease income	$12	$16

For the three months ended March 31, 2012 and 2011, we recorded no new business volume related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the three months ended March 31:

	2012	2011
Allowance for losses on receivables at beginning of period	$53	$87
Recovery of losses	(3)	(6)
Allowance for losses on receivables at end of period	$50	$81

Allowance as a percentage of total receivables	2.2%	3.7%
Allowance for losses on receivables collectively evaluated for impairment	$50	$81

Of the $322 of financing receivables individually evaluated for impairment at March 31, 2012, $182 was classified as impaired. We recorded no allowance for losses on these impaired receivables.

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

The following table details our receivable balances by the internal rating category which was used as a factor in determining our allowance for losses on receivables:

	March 31, 2012			December 31, 2011
Rating categories	Out-of- Production Aircraft	In- Production Aircraft/Other	Total	Out-of- Production Aircraft	In- Production Aircraft/Other	Total
BBB	$1,277	$–	$1,277	$1,316	$–	$1,316
BB	–	60	60	–	67	67
B	61	–	61	103	–	103
CCC	227	307	534	194	318	512
D	171	151	322	171	179	350
Total carrying value	$1,736	$518	$2,254	$1,784	$564	$2,348

At March 31, 2012, our recorded allowance primarily related to receivables with rating of CCC in the preceding table, and we applied default rates that averaged 47% to exposure associated with those receivables.

At March 31, 2012 and December 31, 2011, receivables of $977 and $1,032 were related to customers we believe have less than investment-grade credit.

Impaired Receivables

At March 31, 2012 we had impaired receivables with a carrying value and unpaid principal balance of $182, all of which related to out-of-production aircraft on lease to American Airlines. At December 31, 2011 we had impaired receivables with a carrying value and unpaid principal balance of $182, all of which related to out-of-production aircraft. We recorded no allowance for losses on these impaired receivables.

In the fourth quarter of 2011, American Airlines filed for Chapter 11 bankruptcy protection. We believe that our receivables from American Airlines of $322 are sufficiently collateralized such that we have not recorded an allowance for losses as of March 31, 2012 as a result of the bankruptcy. Our receivables from American Airlines include leveraged leases with a carrying value of $127 net of $269 non-recourse debt at March 31, 2012.

The following table details our average recorded investment and the related income recognized in the period of impairment on the impaired receivables for the three months ended March 31:

2012	Average Carrying Value	Income Recognized
Out-of-production aircraft	$182	$–

At March 31, 2011, we had no impaired receivables.

Past Due Receivables

The aging analysis of receivables past due consisted of the following at:

March 31, 2012	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due > 30 Days	Related Carrying Value	Carrying Amount > 90 Days and Accruing
Out-of-production	$2	$–	$2	$4	$54	$–
Total	$2	$–	$2	$4	$54	$–

December 31, 2011
In-production/other aircraft	$1	$–	$–	$1	$46	$–
Total	$1	$–	$–	$1	$46	$–

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	March 31, 2012		December 31, 2011
Assets placed on non-accrual status:
Receivables:
Out-of-production aircraft	$171		$171
Equipment under operating leases, net(1)	9		14
Assets held for sale or re-lease, net(1)	120	(2)	50
	$300		$235

Percent of total non-performing assets to total portfolio	7.2%		5.4%

(1)

At March 31, 2012 and December 31, 2011, equipment under operating leases of $57 and $23 are not included in non-performing assets due to intercompany guarantees provided by Boeing. At March 31, 2012 and December 31, 2011, assets held for sale or re-lease of $390 and $471 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At March 31, 2012, non-performing assets held for sale or re-lease of $12 had either a purchase or lease commitment.

Note 4 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at March 31, 2012)	March 31, 2012	December 31, 2011
2.13% - 7.58% fixed rate notes due through 2019	$2,509	$3,283
1.70% floating rate note due in 2023	25	25
1.34% - 5.79% non-recourse notes due through 2013	48	49
1.09% capital lease obligation due through 2015	40	43
	$2,622	$3,400

At March 31, 2012, and December 31, 2011, we had interest rate swaps which effectively convert debt of $388 and $388 from fixed rates to floating rates.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At March 31, 2012, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of March 31, 2012 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

March 31, 2012	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$27	$–

December 31, 2011
Derivatives designated as hedging instruments - Interest rate swaps	$29	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

For our fair value hedges that qualify for hedge accounting treatment we use the shortcut method and thus there are no gains or losses recognized due to hedge ineffectiveness. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. For the three months ended March 31, 2012 and 2011 losses from changes in the fair value of $(3) and $(8) were recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no impact to interest expense.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Bankruptcies

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At March 31, 2012 and December 31, 2011, American Airlines accounted for $322 and $350 of our total assets. We believe that our receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. Some possible outcomes that may occur as a result of the bankruptcy could cause a significant amount of deferred taxes to be accelerated which may impact our near-term cash requirements. We continue to monitor the American Airlines bankruptcy for potential impacts to our business.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. Since December 31, 2011, we have not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Commitments

At March 31, 2012, we and Boeing had unfunded financing commitments of $19,607, primarily related to aircraft on order including options and those proposed in sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of March 31, 2012) is as follows:

Total
April through December 2012	$1,688
2013	1,280
2014	2,525
2015	3,813
2016	3,294
Thereafter	7,007
$19,607

Note 7 – Fair Value Measurements

The following tables present our assets that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy:

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$284	$284	$–	$–
Available-for-sale investments:
EETC	5	–	–	5
Interest rate swaps	27	–	27	–
Total	$316	$284	$27	$5

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$218	$218	$–	$–
Available-for-sale investments:
EETC	5	–	–	5
Interest rate swaps	29	–	29	–
Total	$252	$218	$29	$5

Money market funds. Money market funds are valued using a market approach based on the quoted market prices of identical instruments.

Enhanced Equipment Trust Certificate (EETC). The fair value of our EETC is derived using cash flows discounted at market yield derived from trading prices for comparable debt securities. Unrealized gains (losses) are recorded in Accumulated Other Comprehensive Income (AOCI).

Interest rate swaps. The fair values of our interest rate swaps are determined using cash flows discounted at market interest rates in effect at the period close.

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31:

2012	Fair Value Beginning of Year	Realized Gains Included in Income	Accumulated Other Comprehensive Income/(Loss)	Settlements	Transfers In/(Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$–	$–	$–	$5

Total	$5	$–	$–	$–	$–	$5

2011

Assets
EETC	$5	$–	$–	$–	$–	$5

Total	$5	$–	$–	$–	$–	$5

We value the EETC on a recurring basis using a valuation technique of contractual cash flows discounted using the bond yield of a debt security with similar coupon and maturity, which is considered an unobservable input. As of March 31, 2012 the yield of 2.99% was used, having an inverse relationship to the fair value of the EETC.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the three months ended March 31, and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value	Total Losses
Assets
Equipment under operating leases	$12	$(2)	$43	$(5)
Assets held for sale or re-lease	13	(12)	8	(4)
Total	$25	$(14)	$51	$(9)

When an asset is determined to be impaired, the amount of the asset impairment expense recorded is the excess of the carrying value less the fair value of the asset reduced by the consideration of asset value guarantees we hold, if applicable. The fair value of the impaired asset is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft value publications are derived from their knowledge of market trades or other market factors taking into account estimated revenues and costs to operate the aircraft. Management reviews the publications quarterly to assess their continued appropriateness and consistency with market trends. The responsibility of these reviews resides principally within our risk management group. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications, or based on the expected net sales price for the aircraft.

For level 3 assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Techniques	Unobservable Input	Quantitative Inputs Used

Equipment under operating leases & Assets held for sale or re-lease	$25	Market approach	Aircraft value publications	$24 - $53(1) Median $35

			Aircraft condition adjustments	$(10) - $0(2) Net $(10)

(1)

The range represents the sum of the highest and lowest values for all aircraft subject to fair value measurement, according to the third party aircraft valuation publications that we use in our valuation process.

(2)

The negative amount represents the sum for all aircraft subject to fair value measurement, of all downward adjustments based on consideration of individual aircraft attributes and condition. The positive amount represents the sum of all such upward adjustments.

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	March 31, 2012				December 31, 2011
	Carrying		Fair Value		Carrying	Fair
	Value		Level 1	Level 2	Value	Value

Assets
Notes and other	$ 552	(1)	$–	$ 611	$ 594(1)	$639
Liabilities
Debt, excluding capital lease obligations	$(2,582)		$–	$(2,717)	$(3,357)	$(3,497)

(1)	At March 31, 2012 and December 31, 2011, net of allowance for losses of $25 and $27.

Items not included in the above disclosure are cash (Level 1), time deposits (Level 2), and accounts payable (Level 2). The carrying value of those items approximate their fair value at March 31, 2012 and December 31, 2011 as reflected in the Consolidated Balance Sheets.

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

Debt. The fair value of our debt that is actively traded in the secondary market is classified as a level 2 valuation and is based on current market yields. For our debt that is not actively traded in the secondary market, the fair value is classified as a level 2 valuation and is estimated using discounted cash flows analysis using our indicative borrowing cost derived from dealer quotes.

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

Portfolio carrying values for our five largest customers were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,245	29.8%	$1,261	29.2%
Continental	408	9.8	415	9.6
Hawaiian	406	9.7	374	8.7
American	322	7.7	350	8.1
Korean	155	3.8	159	3.7
	$2,536	60.8%	$2,559	59.3%

For the three months ended March 31, 2012 and 2011, AirTran Holdings, Inc., a wholly owned subsidiary of Southwest Airlines Co., accounted for 17% and 21% of our revenue.

Portfolio carrying values were represented in the following regions:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States(1)	$3,083	73.9%	$3,186	73.8%
Europe	672	16.1	693	16.1
Asia/Australia	228	5.5	241	5.6
Latin America	77	1.8	79	1.8
Other	114	2.7	116	2.7
	$4,174	100.0%	$4,315	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	March 31, 2012	December 31, 2011
717	$1,974	$2,001
757	598	631
737	383	408
MD-11	303	311
767	292	316
747	219	225
MD-80	171	171
777	125	134
Other(1)	109	118
	$4,174	$4,315

(1)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows:

	March 31, 2012	December 31, 2011
2007 and newer	3.5%	3.5%
2002 – 2006	45.5	45.3
1997 – 2001	39.3	38.8
1996 and older	11.7	12.4
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. The provisions effectively limit our exposure to any losses to $245. At March 31, 2012, our maximum future cash exposure to loss associated with the loss sharing arrangement was $205, for which we have accrued a liability of $46.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the three months ended March 31:

	2012	2011
Reserve at beginning of period	$53	$82
Increase in reserve	–	3
Payments to GECC	(7)	–
Reserve at end of period	$46	$85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of comprehensive income, shareholder’s equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boeing Capital Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 25, 2012

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” on pages 3 through 5 of our most recent Annual Report on Form 10-K, Item 1A. “Risk Factors,” “Management’s Narrative Analysis of the Results of Operations” and Note 6 to our condensed Financial Statements included in this report and our Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the three months ended March 31, 2012, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Sources of financing continued to be sufficient for aircraft deliveries and as a result we provided no financing for Boeing aircraft deliveries during the first quarter of 2012.

At March 31, 2012, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At March 31, 2012, we owned 225 commercial aircraft and had partial ownership or security interest in an additional 50 aircraft. Our portfolio at March 31, 2012 decreased to $4.2 billion from $4.3 billion at December 31, 2011. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
New business volume	$3	$239
Write-offs	–	(11)
Transfer of assets	6	–
Asset impairment and other charges	(15)	(117)
Asset run off and prepayments	(92)	(257)
Asset dispositions	(9)	(82)
Depreciation and amortization expense	(34)	(151)
Net change in portfolio balance	$(141)	$(379)

At March 31, 2012 and December 31, 2011, we had $510 million and $521 million of assets that were held for sale or re-lease, of which $402 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $89 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

Our net income was $24 million for the three months ended March 31, 2012 compared with $31 million for the same period in 2011, a decrease of $7 million.

Consolidated Results of Operations

Revenue

Revenue was $125 million for the three months ended March 31, 2012 compared with $143 million for the same period in 2011, a decrease of $18 million.

Finance lease income was $21 million for the three months ended March 31, 2012, a decrease of $14 million compared with the same period in 2011, primarily due to lower negotiated rents on certain finance leases.

Interest income on notes receivables was $11 million for the three months ended March 31, 2012, an increase of $3 million compared with the same period in 2011, primarily due to higher weighted average notes receivable balance partially offset by a decrease in the weighted average effective interest rate during the three months ended March 31, 2012.

Operating lease income was $69 million for the three months ended March 31, 2012, a decrease of $21 million compared with the same period in 2011, primarily due to a decrease in the equipment under operating leases as a result of the return of aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $12 million and $16 million less than reported, for the three months ended March 31, 2012 and 2011. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Other income was $24 million for the three months ended March 31, 2012, an increase of $19 million compared with the same period in 2011, primarily due to higher aircraft maintenance reserves taken to income from expired leases.

Expenses

Expenses were $87 million for the three months ended March 31, 2012 compared with $91 million for the same period in 2011, a decrease of $4 million.

Interest expense was $28 million for the three months ended March 31, 2012, a decrease of $5 million compared with the same period in 2011, primarily due to a decrease in the weighted average effective interest rate and in the weighted average balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $34 million for the three months ended March 31, 2012, a decrease of $8 million compared with the same period in 2011, primarily due to a lower depreciable balance of equipment as a result of asset dispositions.

The recovery of losses was $3 million for the three months ended March 31, 2012, compared with a recovery of $6 for the same period in 2011. The decrease in our allowance through a recovery of losses for the three months ended March 31, 2012 was due to the effect of run-off of our finance leases offset by declines in aircraft collateral value.

Asset impairment expense was $14 million for the three months ended March 31, 2012, an increase of $5 million compared with the same period in 2011. The asset impairment expense during the first three months of 2012 was primarily due to a reduction in expected sales price of certain aircraft.

Provision for income tax

Provision for income tax was $14 million for the three months ended March 31, 2012, a decrease of $5 million compared with the same period in 2011, primarily due to a decrease in pre-tax income.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance was $399 million at March 31, 2012, a decrease from $941 million at December 31, 2011. The following is a summary of the change in our cash and cash equivalents for the three months ended March 31:

(Dollars in millions)	2012	2011
Net cash provided by (used in) operating activities	$(18)	$25
Net cash provided by investing activities	295	707
Net cash used in financing activities	(819)	(977)
Net decrease in cash and cash equivalents	$(542)	$(245)

Operating activities

During the three months ended March 31, 2012, net cash used in operating activities included net income from operations of $24 million. We had net adjustments for non-cash items of $32 million, which primarily related to depreciation expense and asset impairment expense, partially offset by a reduction in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $74 million.

During the three months ended March 31, 2011, net cash provided by operating activities included net income from operations of $31 million. We had net adjustments for non-cash items of $22 million, which primarily related to depreciation expense. We also had a net decrease in cash due to changes in assets and liabilities of $28 million.

Investing activities

During the three months ended March 31, 2012, net cash provided by investing activities primarily included net proceeds of $200 million from short-term investment maturities and payments of leases, notes and other receivables of $92 million.

During the three months ended March 31, 2011, net cash provided by investing activities primarily included net proceeds of $600 million from short-term investment maturities and payments of leases, notes and other receivables of $82 million.

Financing activities

During the three months ended March 31, 2012 and 2011, we made debt repayments of $774 million and $786 million and paid dividends (including return of capital) of $45 million and $191 million.

Outstanding debt at March 31, 2012 and December 31, 2011 was $2.6 billion and $3.4 billion, of which $708 million will be due in the next 12 months. During the three months ended March 31, 2012, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at March 31, 2012 and December 31, 2011 was 5.1-to-1 and 6.3-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $19.6 billion as of March 31, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of Boeing’s non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter is set to expire on May 31, 2012 and its authorized funding limit may be reached prior to that date. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. Some possible outcomes that may occur as a result of the bankruptcy could cause a significant amount of deferred taxes to be accelerated which may impact our near-term cash requirements.

We expect that any future liquidity needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of March 31, 2012, we have a Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During the first quarter of 2012, we established under the registration statement a $1 billion medium-term notes program. We have not issued any securities under that program. The availability of funding pursuant to the medium-term note program otherwise under our SEC registration statement will depend on investor demand and market conditions.

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

We continually assess our leverage, as measured by our Debt to Shareholder’s equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the three months ended March 31, 2012 and 2011. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2012	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$53	$19	$72
Recovery of losses	(3)	–	(3)
Allowance for losses on receivables at end of period	$50	$19	$69

Allowance as a percentage of total receivables	2.2%		3.1%

2011
Allowance for losses on receivables at beginning of period	$87	$266	$353
Recovery of losses	(6)	(9)	(15)
Allowance for losses on receivables at end of period	$81	$257	$338

Allowance as a percentage of total receivables	3.7%		15.4%

(Dollars in millions)	(1)	(2)	(3)
2012	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$14	$–	$14

2011
Asset impairment expense	$9	$–	$9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Immaterial Restatement

Subsequent to the issuance of our consolidated balance sheet as of December 31, 2011 we determined that it should have reflected Finance lease receivables of $1,727 million, as compared to the $1,739 million reported, and the difference of $12 million should have been reflected as a reduction in Finance lease income for the year ended December 31, 2011. In connection with the November 2011 bankruptcy filing by American Airlines, Inc. (American Airlines), certain lease payments by American Airlines beginning in May 2012, the first scheduled payments under the relevant leases since the bankruptcy filing, are required to be allocated exclusively to various non-recourse debt holders, at higher interest rates, until all such holders are paid in full, and only thereafter to us. The reallocation of payments required us to recalculate our investment in leveraged leases for the year ended December 31, 2011. This reallocation of payments does not affect amounts payable under these leases by American Airlines. The reallocation of payments also does not alter our expectation that we will not incur any losses related to American Airlines receivables as a result of the bankruptcy.

Management believes that the effect of this recalculation is not material to our previously issued consolidated financial statements for the year ended December 31, 2011. We will prospectively correct in our 2012 Annual Report on Form 10-K the previously presented consolidated balance sheet as of December 31, 2011 and the consolidated statement of operations, shareholder’s equity and comprehensive income, and cash flows for the year ended December 31, 2011.

The impact on specific line items in the December 31, 2011 balance sheet, and the consolidated statement of operations and statement of cash flows for the year ended December 31, 2011 and certain disclosures in Note 3 of our Annual Report on Form 10-K are presented below (in millions):

	As of December 31, 2011
Balance Sheet Items:	As Previously Reported	Restated
Finance leases	$1,739	$1,727
Total receivables, gross of allowance	2,360	2,348
Total receivables, net of allowance	2,307	2,295
Total assets	5,578	5,566
Accounts with Boeing	77	76
Deferred income taxes	1,236	1,232
Total liabilities	5,034	5,029
Retained earnings	15	8
Shareholder’s equity	544	537
Total liabilities and shareholder’s equity	$5,578	$5,566

	Year ended December 31, 2011
Statement of Operations Items:	As Previously Reported	Restated
Finance lease income	$125	$113
Total revenue	532	520
Income from continuing operations before provision for income tax	123	111
Provision for income tax	45	40
Income from continuing operations	78	71
Net income	$83	$76

	Year ended December 31, 2011
Statement of Cash Flows Items:	As Previously Reported	Restated
OPERATING ACTIVITIES
Net income	$83	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Asset impairment expense and other charges	105	117
Decrease in deferred income taxes	(135)	(139)
Changes in assets and liabilities:
Accounts with Boeing	$9	$8

Scheduled minimum lease payments on Finance leases as previously reported in Note 3 of our 2011 Annual Report on Form 10-K and as restated are as follows for the years ended December 31:

As Previously Reported	2012	2013	2014	2015	2016	Thereafter
Finance leases (1)	$292	$244	$178	$172	$174	$837
Restated	2012	2013	2014	2015	2016	Thereafter
Finance leases (1)	$266	$229	$170	$170	$170	$910

(1)	Includes both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt).

Item 6. Exhibits

A. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter From Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information.

Exhibit 31.1	Certification of President pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Boeing Capital Corporation

April 25, 2012	/s/ KELVIN E. COUNCIL
Kelvin E. Council Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

April 25, 2012	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)