Form 10-Q
period 2012-09-30
BOEING CAPITAL CORP
filed 2012-10-24
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                 ☐  Yes    ☒  No

Common stock shares outstanding at October 24, 2012: 50,000 shares, all of which were owned by The Boeing Company.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in millions, except par value)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$396	$941
Short-term investments	100	300
Receivables:
Finance leases	1,610	1,727
Notes and other	576	621
	2,186	2,348
Allowance for losses on receivables	(48)	(53)
	2,138	2,295
Equipment under operating leases, net	1,485	1,439
Investments	8	7
Assets held for sale or re-lease, net	371	521
Other assets	53	63
	$4,551	$5,566

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$37	$65
Other liabilities	185	256
Accounts with Boeing	94	76
Deferred income taxes	1,155	1,232
Debt	2,567	3,400
	4,038	5,029
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	507	523
Accumulated other comprehensive income (loss), net of tax	1	1
Retained earnings	–	8
	513	537
	$4,551	$5,566

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
REVENUE
Finance lease income	$24	$32	$65	$101
Interest income on notes receivable	11	9	33	25
Operating lease income	64	78	199	259
Net gain on disposal of assets	–	3	2	18
Other income	2	4	26	13
	101	126	325	416
EXPENSES
Interest expense	21	32	69	94
Depreciation expense	31	34	102	117
Recovery of losses	(1)	(11)	(5)	(20)
Operating expenses	15	12	42	35
Asset impairment expense	–	39	14	53
Other expense	–	1	1	4
	66	107	223	283
Income from continuing operations before provision for income tax	35	19	102	133
Provision for income tax	13	8	37	49
Income from continuing operations	22	11	65	84
Net gain (loss) on disposal of discontinued operations, net of tax	(1)	7	(1)	4
Net income	21	18	64	88

OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income	–	–	–	–
Comprehensive income	$21	$18	$64	$88

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance at January 1, 2011	$687	$5	$682	$–	$–
Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(228)	–	(160)	–	(68)
Net income	88	–	–	–	88
Balance at September 30, 2011	$548	$5	$523	$–	$20

Balance at January 1, 2012	$537	$5	$523	$1	$8
Non-cash capital contributions from Boeing	1		1
Cash dividends to Boeing (including return of capital)	(89)	–	(17)	–	(72)
Net income	64	–	–	–	64
Balance at September 30, 2012	$513	$5	$507	$1	$–

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
OPERATING ACTIVITIES
Net income	$64	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	100	112
Net gain on disposal of assets	(2)	(18)
Recovery of losses	(5)	(20)
Asset impairment expense and other charges	17	53
Share-based plans expense	1	1
Net (gain) loss on disposal of discontinued operations, net of tax	1	(4)
Decrease in deferred income taxes	(77)	(93)
Other charges and credits, net	(2)	–
Change in assets and liabilities:
Other assets	–	14
Accrued interest and rents	(3)	9
Accounts payable and accrued expenses	(28)	(39)
Other liabilities	(72)	(29)
Accounts with Boeing	18	64
Net cash provided by operating activities	12	138
INVESTING ACTIVITIES
Purchase of investments	(3)	–
Purchase of short-term investments	(300)	(1,000)
Proceeds from maturities of short-term investments	500	1,300
Proceeds from available-for-sale investments	1	2
Payment for capitalizable costs in process	(15)	(5)
Proceeds from disposition of equipment	19	62
Payments of leases, notes and other receivables	229	206
Origination of leases, notes and other receivables	(70)	(105)
Net cash provided by investing activities	361	460
FINANCING ACTIVITIES
Proceeds from issuance of debt	–	745
Repayment of debt	(829)	(794)
Payment of dividends (including return of capital)	(89)	(228)
Net cash used in financing activities	(918)	(277)
Net increase (decrease) in cash and cash equivalents	(545)	321
Cash and cash equivalents at beginning of year	941	425
Cash and cash equivalents at end of period	$396	$746

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net transfer from assets held for sale or re-lease	$(119)	$(16)
Net transfer to notes receivable	$–	$193
Net transfer to (from) equipment under operating leases	$145	$(164)
Net transfer from finance leases	$–	$(40)
Transfer from other assets	$(26)	$–
Transfer to allowance for losses on receivables	$–	$11
Transfer to accounts with Boeing	$–	$2
Transfer to other liabilities	$–	$12
Transfer to accounts payable and accrued expenses	$–	$2
Increase in debt due to fair value hedge derivatives	$–	$(16)

See Notes to the Condensed Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Basis of Presentation

Boeing Capital Corporation (together with its subsidiaries, referred to as “us,” “we,” “our,” “BCC” or the “Company”) is a wholly owned subsidiary of The Boeing Company (Boeing). We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

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

Note 2 – Transactions with Boeing

As a wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third-party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement, a tax sharing agreement and an agreement allowing us to borrow under Boeing’s committed revolving lines of credit. We also have an intercompany borrowing and lending arrangement with Boeing.

Boeing has given us exclusive access to $750 of its $2,300 364-day credit line expiring in November 2013 and $750 of the $2,300 five-year revolving credit line expiring in November 2017. The 364-day facility has a one-year term out option which allows the borrower to extend the maturity of any borrowings one year beyond the aforementioned expiration date. At September 30, 2012 and December 31, 2011, we had no amounts outstanding under these credit facilities. Any borrowings by us under these agreements will be guaranteed by Boeing.

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

At September 30, 2012, we were the beneficiary of up to a maximum of $1,519 under our guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $1,859.

Intercompany guarantee amounts by aircraft type are summarized as follows:

	September 30, 2012		December 31, 2011
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,435	$1,731	$1,481	$1,790
Out of production single-aisle aircraft	46	46	55	55
Other, including other Boeing aircraft	38	82	41	83
	$1,519	$1,859	$1,577	$1,928

At September 30, 2012 and December 31, 2011, Accounts with Boeing included $31 and $38 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the nine months ended September 30:

	2012	2011
Finance lease income (1)	$(2)	$(2)
Interest income on notes receivable	1	1
Operating lease income	37	49
Net gain on disposal of assets	–	2
	$36	$50

(1)	For the nine months ended September 30, 2012 and 2011, Finance lease income included $(2) and $(2) for fees paid to Boeing related to guarantee agreements.

For the nine months ended September 30, 2012 and 2011, we recorded new business volume of $20 and $105 related to Boeing aircraft, equipment or services we purchased or financed.

Note 3 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables for the nine months ended September 30:

	2012	2011
Allowance for losses on receivables at beginning of period	$53	$87
Recovery of losses	(5)	(20)
Write-offs	–	(11)
Allowance for losses on receivables at end of period	$48	$56

Allowance as a percentage of total receivables	2.2%	2.4%
Allowance for losses on receivables collectively evaluated for impairment	$48	$56

Of the $278 of financing receivables individually evaluated for impairment at September 30, 2012, $176 was classified as impaired. We recorded no allowance for losses on these impaired receivables.

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

The following table details our receivable balances by the internal rating category which was used as a factor in determining our allowance for losses on receivables:

	September 30, 2012			December 31, 2011
Rating categories	Out-of- Production Aircraft	In- Production Aircraft/Other	Total	Out-of- Production Aircraft	In- Production Aircraft/Other	Total
A	$–	$34	$34	$–	$–	$–
BBB	1,221	–	1,221	1,316	–	1,316
BB	–	62	62	–	67	67
B	54	–	54	103	–	103
CCC	298	239	537	194	318	512
D	205	73	278	171	179	350
Total carrying value	$1,778	$408	$2,186	$1,784	$564	$2,348

At September 30, 2012, our recorded allowance primarily related to receivables with rating of CCC in the preceding table, and we applied default rates that averaged 47.3% to exposure associated with those receivables.

At September 30, 2012 and December 31, 2011, receivables of $931 and $1,032 were related to customers we believe have less than investment-grade credit.

Impaired Receivables

At September 30, 2012 and December 31, 2011, we had impaired receivables with a carrying value and unpaid principal balance of $176 and $182, all of which related to out-of-production aircraft on lease to American Airlines. We recorded no allowance for losses on these impaired receivables.

In the fourth quarter of 2011, American Airlines filed for Chapter 11 bankruptcy protection. We believe that our receivables from American Airlines of $278 and $350 are sufficiently collateralized such that we have not recorded an allowance for losses as of September 30, 2012 and December 31, 2011 as a result of the bankruptcy. Our receivables from American Airlines include leveraged leases with a carrying value of $127 net of $241 non-recourse debt at September 30, 2012.

The following table details our average recorded investment and the related income recognized in the period of impairment on the impaired receivables for the nine months ended September 30:

2012	Average Carrying Value	Income Recognized
Out-of-production aircraft	$181	$5	(1)

(1)	For the nine months ended September 30, 2012, of the income recognized we received in cash $5.

For the nine months ended September 30, 2011, we had no impaired receivables.

Past Due Receivables

At September 30, 2012, we had no receivables greater than 30 days past due. At December 31, 2011, amounts which were 31 to 60 days past due totaled $1 associated with receivables with a principal balance of $46 and related to in-production/other aircraft, and there were no receivables greater than 60 days past due.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following:

	September 30, 2012		December 31, 2011
Assets placed on non-accrual status:
Receivables:
Out-of-production aircraft	$165		$171
Equipment under operating leases, net(1)	21		14
Assets held for sale or re-lease, net(1)	134	(2)	50
	$320		$235

Percent of total non-performing assets to total portfolio	7.9%		5.4%

(1)

At September 30, 2012 and December 31, 2011, equipment under operating leases of $167 and $23 are not included in non-performing assets due to intercompany guarantees provided by Boeing. At September 30, 2012 and December 31, 2011, assets held for sale or re-lease of $237 and $471 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At September 30, 2012, non-performing assets held for sale or re-lease of $21 had either a purchase or lease commitment.

Note 4 – Debt

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following:

(Interest rates are the contractual rates at September 30, 2012)	September 30, 2012	December 31, 2011
2.13% - 7.58% fixed rate notes due through 2019	$2,464	$3,283
1.62% floating rate note due in 2023	25	25
1.33% - 4.84% non-recourse notes due through 2013	43	49
1.03% capital lease obligation due through 2015	35	43
	$2,567	$3,400

At both September 30, 2012, and December 31, 2011, we had interest rate swaps which effectively convert debt of $388 from fixed rates to floating rates.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At September 30, 2012, we were in compliance with these covenants.

Note 5 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of September 30, 2012 do not require collateral or other security from either party.

The fair values of derivative instruments included in the Consolidated Balance Sheets were as follows:

September 30, 2012	Other Assets	Other Liabilities
Derivatives designated as hedging instruments - Interest rate swaps	$30	$–

December 31, 2011
Derivatives designated as hedging instruments - Interest rate swaps	$29	$–

The notional amount of our interest rate swaps is disclosed in Note 4 – Debt.

For our fair value hedges that qualify for hedge accounting treatment we use the shortcut method and thus there are no gains or losses recognized due to hedge ineffectiveness. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. For the nine months ended September 30, 2011 a gain from changes in the fair value of $16 was recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no impact to interest expense.

Note 6 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Bankruptcies

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At September 30, 2012 and December 31, 2011, American Airlines accounted for $278 and $350 of our total assets. We believe that our receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts to our business.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with us. Since December 31, 2011, we have not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Commitments

At September 30, 2012, we and Boeing had unfunded financing commitments of $17,998, primarily related to aircraft on order including options and those proposed in sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third-party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third-party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of September 30, 2012) is as follows:

Total
October through December 2012	$316
2013	1,425
2014	2,548
2015	3,793
2016	3,432
Thereafter	6,484
$17,998

Note 7 – Fair Value Measurements

The following tables present our assets that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy:

September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$334	$334	$–	$–
Available-for-sale investments:
EETC	4	–	–	4
Interest rate swaps	30	–	30	–
Total	$368	$334	$30	$4

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$218	$218	$–	$–
Available-for-sale investments:
EETC	5	–	–	5
Interest rate swaps	29	–	29	–
Total	$252	$218	$29	$5

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

We value the EETC on a recurring basis using a valuation technique of contractual cash flows discounted using the bond yield of a debt security with similar coupon and maturity, which is considered an unobservable input. As of September 30, 2012 the yield of 2.11% was used, having an inverse relationship to the fair value of the EETC.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the nine months ended September 30, and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value		Total Losses
Assets
Equipment under operating leases	$12	$(2)	$96	(1)	$(49)
Assets held for sale or re-lease	13	(12)	15	(1)	(4)
Total	$25	$(14)	$111		$(53)

(1)

For an asset that incurred impairments in both Equipment under operating leases and Assets held for sale or re-lease, the losses are reflected in the asset’s classification as of the time of the respective impairments while the fair value of the asset as of the date of the latest impairment is reflected only in the asset’s then current classification. As of September 30, 2011, such asset with a fair value of $7 changed classification from Equipment under operating leases to Assets held for sale or re-lease.

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

For Level 3 assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option:

	September 30, 2012			December 31, 2011
	Carrying Value		Fair Value Level 2	Carrying Value		Fair Value
Assets
Notes and other	$552	(1)	$610	$594	(1)	$639
Liabilities
Debt, excluding capital lease obligations	$(2,532)		$(2,708)	$(3,357)		$(3,497)

(1)	At September 30, 2012 and December 31, 2011, net of allowance for losses of $24 and $27.

Items not included in the above disclosure are cash (Level 1), time deposits (Level 2), and accounts payable (Level 2). The carrying value of those items approximate their fair value at September 30, 2012 and December 31, 2011 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows:

	September 30, 2012
	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,221	30.1%
Hawaiian	393	9.7
Continental	392	9.7
American	278	6.9
Volotea	172	4.2
	$2,456	60.6%

	December 31, 2011
	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,261	29.2%
Continental	415	9.6
Hawaiian	374	8.7
American	350	8.1
Korean	159	3.7
	$2,559	59.3%

For the nine months ended September 30, 2012 and 2011, AirTran Holdings, LLC, a wholly owned subsidiary of Southwest Airlines Co. (Southwest), accounted for 18% and 22% of our revenue. On July 8, 2012, BCC, Boeing, Southwest and Delta Air Lines, Inc. (Delta) reached agreement whereby the 717 aircraft on lease to AirTran Airways, Inc. (AirTran) will be subleased from AirTran to Delta on a phased-in basis beginning in 2013, with the sublease scheduled for the duration of the lease term between BCC and AirTran. Delta has committed to lease these 717 aircraft from us for an additional seven-year period following the expiration of the sublease.

Portfolio carrying values were represented in the following regions:

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States(1)	$2,841	70.1%	$3,186	73.8%
Europe	751	18.6	693	16.1
Asia/Australia	245	6.0	241	5.6
Latin America	73	1.8	79	1.8
Other	140	3.5	116	2.7
	$4,050	100.0%	$4,315	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Portfolio carrying values were represented by the following product types:

	September 30, 2012	December 31, 2011
717	$1,930	$2,001
757	538	631
737	353	408
MD-11	313	311
767	256	316
747	207	225
MD-80	164	171
777	145	134
Other(1)	144	118
	$4,050	$4,315

(1)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third-party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments, engines, and pooled assets), are categorized as follows:

	September 30, 2012	December 31, 2011
2007 and newer	3.5%	3.5%
2002 – 2006	45.9	45.3
1997 – 2001	39.7	38.8
1996 and older	10.9	12.4
	100.0%	100.0%

Note 9 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. At September 30, 2012, our maximum future cash exposure to loss associated with the loss sharing arrangement, which considers the impact of the portfolio reduction, was $144, for which we have accrued a liability of $33.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the nine months ended September 30:

	2012	2011
Reserve at beginning of period	$53	$82
Increase (decrease) in reserve	2	(5)
Payments to GECC	(22)	(8)
Reserve at end of period	$33	$69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Boeing Capital Corporation and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

October 24, 2012

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” on pages 3 through 5 of our most recent Annual Report on Form 10-K, Item 1A. “Risk Factors,” “Management’s Narrative Analysis of the Results of Operations” and Note 6 to our Condensed Consolidated Financial Statements included in this report and our Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Narrative Analysis of the Results of Operations

Overview

During the nine months ended September 30, 2012, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Sources of financing continued to be sufficient for aircraft deliveries and as a result we provided no financing for Boeing aircraft deliveries during the nine months ended September 30, 2012.

At September 30, 2012, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At September 30, 2012, we owned 219 commercial aircraft and had partial ownership or security interest in an additional 50 aircraft. Our portfolio at September 30, 2012 decreased to $4.1 billion from $4.3 billion at December 31, 2011. The following table summarizes the net change in our total portfolio:

(Dollars in millions)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
New business volume	$94	$239
Write-offs	–	(11)
Transfer of assets	6	–
Asset impairment and other charges	(17)	(117)
Asset run off and prepayments	(228)	(257)
Asset dispositions	(17)	(82)
Depreciation and amortization expense	(103)	(151)
Net change in portfolio balance	$(265)	$(379)

At September 30, 2012 and December 31, 2011, we had $371 million and $521 million of assets that were held for sale or re-lease, of which $259 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $83 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

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

Our net income was $64 million for the nine months ended September 30, 2012 compared with $88 million for the same period in 2011, a decrease of $24 million.

Consolidated Results of Operations

Revenue

Revenue was $325 million for the nine months ended September 30, 2012 compared with $416 million for the same period in 2011, a decrease of $91 million.

Finance lease income was $65 million for the nine months ended September 30, 2012, a decrease of $36 million compared with the same period in 2011, primarily due to the revised contractual terms of our leases with AirTran negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.

Interest income on notes receivables was $33 million for the nine months ended September 30, 2012, an increase of $8 million compared with the same period in 2011, primarily due to higher weighted average notes receivable balance partially offset by a decrease in the weighted average effective interest rate during the nine months ended September 30, 2012.

Operating lease income was $199 million for the nine months ended September 30, 2012, a decrease of $60 million compared with the same period in 2011, primarily due to a decrease in the average balance of equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $37 million and $49 million less than reported, for the nine months ended September 30, 2012 and 2011. For a discussion of our relationship with Boeing, see Item 1. Financial Statements, Note 2 – Transactions with Boeing.

Net gain on disposal of assets was $2 million for the nine months ended September 30, 2012, a decrease of $16 million compared with the same period in 2011, primarily due to a gain recognized in 2011 upon signing a sales type lease agreement for aircraft previously held as Equipment under operating leases.

Other income was $26 million for the nine months ended September 30, 2012, an increase of $13 million compared with the same period in 2011, primarily due to higher aircraft maintenance reserves taken to income from expired leases.

Expenses

Expenses were $223 million for the nine months ended September 30, 2012 compared with $283 million for the same period in 2011, a decrease of $60 million.

Interest expense was $69 million for the nine months ended September 30, 2012, a decrease of $25 million compared with the same period in 2011, primarily due to a decrease in the weighted average effective interest rate and in the weighted average balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $102 million for the nine months ended September 30, 2012, a decrease of $15 million compared with the same period in 2011, primarily due to a lower depreciable balance of equipment as a result of asset dispositions.

The recovery of losses was $5 million for the nine months ended September 30, 2012, compared with $20 million for the same period in 2011, primarily due to a $16 million recovery of losses recognized for the nine months ended September 30, 2011 which was caused by a decrease in expected default rates resulting from a change in the internal rating category associated with our receivables with AirTran. The decrease in our allowance through a recovery of losses for the nine months ended September 30, 2012 was due to the effect of run-off of our finance leases and notes partially offset by declines in aircraft collateral value.

Asset impairment expense was $14 million for the nine months ended September 30, 2012, primarily due to a reduction in expected sales price of certain aircraft.

Provision for income tax

Provision for income tax was $37 million for the nine months ended September 30, 2012, a decrease of $12 million compared with the same period in 2011, primarily due to a decrease in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $1 million for the nine months ended September 30, 2012 due to an increase in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a gain of $4 million, net of tax, for the nine months ending September 30, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $396 million at September 30, 2012, a decrease from $941 million at December 31, 2011. The following is a summary of the change in our cash and cash equivalents for the nine months ended September 30:

(Dollars in millions)	2012	2011
Net cash provided by operating activities	$12	$138
Net cash provided by investing activities	361	460
Net cash used in financing activities	(918)	(277)
Net increase (decrease) in cash and cash equivalents	$(545)	$321

Operating activities

During the nine months ended September 30, 2012, net cash used in operating activities included net income from operations of $64 million. We had net adjustments for non-cash items of $33 million, which primarily related to depreciation expense and asset impairment expense, partially offset by a reduction in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $85 million.

During the nine months ended September 30, 2011, net cash provided by operating activities included net income from operations of $88 million. We had net adjustments for non-cash items of $31 million, which primarily related to depreciation expense partially offset by deferred income taxes. We also had a net increase in cash due to changes in assets and liabilities of $19 million.

Investing activities

During the nine months ended September 30, 2012, net cash provided by investing activities primarily included net proceeds of $200 million from short-term investment maturities and payments of leases, notes and other receivables of $229 million, partially offset by a decrease in cash of $70 million related to the origination of notes receivable.

During the nine months ended September 30, 2011, net cash provided by investing activities primarily included net proceeds of $300 million from short-term investment maturities and payments of leases, notes and other receivables of $206 million, partially offset by a decrease in cash of $105 million related to the origination of notes receivable.

Financing activities

During the nine months ended September 30, 2012, we made debt repayments of $829 million and paid dividends (including return of capital) of $89 million.

During the nine months ended September 30, 2011, net cash used in financing activities included $745 million of net proceeds from our debt issuances offset by scheduled debt repayments of $794 million and paid dividends (including return of capital) of $228 million.

Outstanding debt at September 30, 2012 and December 31, 2011 was $2.6 billion and $3.4 billion, of which $698 million will be due in the next 12 months. During the nine months ended September 30, 2012, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at September 30, 2012 and December 31, 2011 was 5.0-to-1 and 6.3-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $18.0 billion as of September 30, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

We expect that any future liquidity needs would be met by issuing commercial paper or term debt, or obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be adversely impacted in the future.

As of September 30, 2012, we have a Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During the first quarter of 2012, we established under the registration statement a $1 billion medium-term notes program. We have not issued any securities under that program. The availability of funding pursuant to the medium-term note program otherwise under our SEC registration statement will depend on investor demand and market conditions.

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

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the nine months ended September 30, 2012 and 2011. Column 3 presents this information, calculated in accordance with our accounting policy, if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in Column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2012	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of period	$53	$19	$72
Recovery of losses	(5)	(1)	(6)
Allowance for losses on receivables at end of period	$48	$18	$66

Allowance as a percentage of total receivables	2.2%		3.0%

2011
Allowance for losses on receivables at beginning of period	$87	$266	$353
Recovery of losses	(20)	(200)	(220)
Write-offs	(11)	(3)	(14)
Allowance for losses on receivables at end of period	$56	$63	$119

Allowance as a percentage of total receivables	2.4%		5.1%
(Dollars in millions)	(1)	(2)	(3)
2012	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$14	$–	$14

2011
Asset impairment expense	$53	$–	$53

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Boeing Capital Corporation

October 24, 2012	/s/ KELVIN E. COUNCIL
Kelvin E. Council Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

October 24, 2012	/s/ KEVIN J. MURPHY
Kevin J. Murphy Controller (Principal Accounting Officer)