Form 10-K
period 2012-12-31
BOEING CAPITAL CORP
filed 2013-02-22
CIK 711513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-11992

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

Yes  ☐    No  ☒

No common stock is held by non-affiliates of the registrant. Common stock shares outstanding at February 1, 2013: 50,000 shares

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

–	the impact of bankruptcies, restructurings or mergers and acquisitions on commercial airline customers;

–	the impact of changes in aircraft valuations;

–	the sufficiency of our liquidity;

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission (SEC), including the “Risk Factors” contained on pages 3 through 5 of this report, “Management’s Narrative Analysis of the Results of Operations” and Note 12 to our Consolidated Financial Statements included in this report and our Current Reports on Form 8-K. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

At December 31, 2012, our portfolio consisted of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments. At December 31, 2012, our portfolio totaled $4.1 billion, which was substantially collateralized by Boeing commercial aircraft. At December 31, 2012, we owned 213 commercial aircraft and had partial ownership or security interest in an additional 53 aircraft.

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

RELATIONSHIP WITH BOEING

We have agreements with Boeing that are significant to our operation. These agreements provide for financial support, among other things. At December 31, 2012, Boeing provided us with various types of partial and full guarantees, including first loss deficiency guarantees, residual value guarantees and rental loss guarantees, with a maximum potential value of $1.5 billion related to portfolio assets totaling $1.8 billion. For further discussion of these guarantees, agreements and other arrangements with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

For a further description of significant factors that may affect Boeing, see Boeing’s Annual Report on Form 10-K for the year ended December 31, 2012. That report is not incorporated by reference into this filing of Boeing Capital Corporation.

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

When we sell or remarket used aircraft, we compete with other leasing companies and financial institutions primarily on the basis of pricing, terms, structure and service. The prices at which we sell aircraft or rental rates at which we lease aircraft are impacted by the demand for suitable aircraft and the quantity, condition and type of aircraft that are available. For further discussion on the airline industry environment, see Item 7. Management’s Narrative Analysis of the Results of Operations, Business Environment and Trends.

SIGNIFICANT CONCENTRATIONS

For a discussion of our geographic and portfolio concentrations, see Item 8. Financial Statements and Supplementary Data, Note 15.

EMPLOYEES

At December 31, 2012 and 2011, we had 146 employees. While we believe that our current level of employment is adequate to support our current and projected business operations over the next year, our actual employment levels may vary from our current levels due to changes in the needs and requirements of our business operations and timing of filling open positions. No employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. As of February 1, 2013, we had 143 employees.

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

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As described in Item 9B of this report, we plan to suspend our separate SEC reporting obligations after the filing of this Annual Report on Form 10-K. We expect that our future funding requirements will be obtained from intercompany borrowings from Boeing. As a segment of Boeing, we will be dependent on Boeing’s overall liquidity position and access to capital markets. If we were called upon to fund a substantial portion of outstanding financing commitments made by us and Boeing, our and Boeing’s market liquidity may not be sufficient. A number of factors could cause us and Boeing to incur increased borrowing costs and to have greater difficulty accessing markets for debt. These factors include disruptions or declines in the global capital markets (including any impacts related to the European sovereign debt crisis or other broader market developments), and a decline in Boeing’s or our own financial performance or outlook or Boeing’s credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual commitments or financing commitments made by us or Boeing.

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

Boeing’s and BCC’s outstanding financing commitments have increased significantly since the end of 2010. Financing commitments may continue to increase as a result of general market conditions, customer requirements or as a result of competition in the marketplace. While we work with third party financiers to provide alternative financing to customers, there can be no assurances that we will not be required to fund greater amounts than historically required. Such requirements could significantly increase our capital requirements and level of indebtedness.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of The Boeing Company (Boeing), and accordingly, there is no public trading market for our common stock. In 2012 and 2011, we declared and paid dividends (including return of capital) totaling $89 million and $228 million to Boeing.

A covenant in one of our debt agreements requires us to limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments. At December 31, 2012, as well as at each quarter end during the year, we were in compliance with this covenant.

Item 6. Selected Financial Data

See Note 1, “Immaterial Restatement” to Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion and quantification of the impact of restatement adjustments on the Company’s consolidated financial statements for the year ended December 31, 2011. The selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and with Item 7. Management’s Narrative Analysis of the Results of Operations.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
New business volume (1)	$364	$239	$72	$766	$155

Statement of operations data:
Revenue	$436	$520	$639	$660	$703
Income from continuing operations	$49	$71	$96	$80	$102

Dividends to Boeing (including return of capital)	$89	$228	$108	$93	$254
Non-cash capital contributions from Boeing	$1	$1	$2	$2	$3

Balance sheet data:
Cash and cash equivalents	$345	$941	$425	$596	$305

Portfolio (2)	$4,066	$4,315	$4,694	$5,666	$6,023

Total assets	$4,422	$5,566	$5,986	$6,774	$6,378
Total debt	$2,511	$3,400	$3,446	$4,075	$3,652

Debt to Shareholder’s equity ratio	5.1	6.3	5.0	5.8	5.0
Ratio of earnings to fixed charges (3)	1.9	1.9	2.0	1.7	1.7

(1)	New business volume consists of capitalized costs and funded transactions that have been recorded as notes, leases or investments excluding transfers from Boeing.

(2)	Portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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

Business Environment and Trends

Global economic growth and global trade, which are the primary drivers of air travel and air cargo growth, remained weak in 2012. Despite this, passenger traffic grew by approximately 6% in 2011 and 2012 and is forecast to continue at or near the long-term trend of 5% in 2013. There continues to be significant variation between regions and airline business models, with airlines operating in emerging economies and low-cost-carriers leading growth. Estimates indicate a modest decline in air cargo traffic in 2012 with continued softness in 2013. The relative weakness of the air cargo market has impacted near-term demand for new freighter aircraft and freighter conversions, and we continue to monitor the impact of this trend on our business.

Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more fuel efficient airplanes and by employing efficiency generating service offerings in a high-fuel-price environment. Net profits for the global airline industry are estimated to total $7 billion in 2012 and the forecast shows some improvement in 2013. These profit levels reflect low profit margins for the industry, and risk remains due to ongoing economic and political uncertainty.

A substantial portion of our portfolio is concentrated among certain U.S. commercial airline customers. We provided $270 of financing for new Boeing aircraft during 2012. While we may be required to fund a number of new aircraft deliveries in 2013, overall, we expect that resiliency in air travel will ensure a healthy demand for aircraft and this will attract adequate and reasonably priced commercial financing.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (10.0% of current world fleet) were parked at the end of 2012, including both in-production and out-of-production aircraft types. Of these parked aircraft approximately 25% are not expected to return to service. At the end of 2011 and 2010, 9.4% and 10.5% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Overview

Changes to Previously Disclosed Fiscal 2011 Annual Results

The fiscal 2011 consolidated financial information has been updated within this Management’s Narrative Analysis of the Results of Operations to reflect the effects of the restatement as is more fully described in Note 1, “Immaterial Restatement” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During 2012, we continued to focus on supporting Boeing’s major businesses and managing our overall financial exposures.

Our portfolio at December 31, 2012 decreased to $4.1 billion from $4.3 billion at December 31, 2011. The following table summarizes the net change in our total portfolio for the years ended December 31:

(Dollars in millions)	2012	2011
New business volume	$364	$239
Write-offs	–	(11)
Transfer of assets	6	–
Asset impairment and other charges	(73)	(117)
Asset run off and prepayments	(362)	(257)
Asset dispositions	(36)	(82)
Depreciation and amortization expense	(148)	(151)
Net change in portfolio balance	$(249)	$(379)

At December 31, 2012 and 2011, we had $354 million and $521 million of assets that were held for sale or re-lease, of which $266 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $78 million are scheduled to be returned off lease during 2013. These aircraft are being remarketed or the leases are being extended and approximately $33 million of such aircraft had either executed term sheets with deposits or firm contracts as of December 31, 2012.

Consolidated Results of Operations

Revenue

Revenue was $436 million in 2012 compared with $520 million in 2011, a decrease of $84 million.

Finance lease income was $89 million in 2012, a decrease of $24 million compared with 2011, primarily due to the revised contractual terms of our leases with AirTran Airways, Inc., (AirTran) negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.

Interest income on notes receivable was $43 million in 2012, an increase of $8 million compared with 2011 primarily due to an increase in the weighted average notes receivable balance, partially offset by a decrease in the weighted average effective interest rate.

Operating lease income was $255 million in 2012, a decrease of $81 million compared with 2011, primarily due to a decrease in the average balance of equipment under operating leases as a result of the return of aircraft and lower lease rates on re-leased aircraft. Without the support from Boeing in the form of intercompany guarantees our Operating lease income, which includes income applied to assets classified as held for re-lease, would have been $43 million and $63 million less than reported, for the years ended December 31, 2012 and 2011. For a discussion of our relationship with Boeing, see Item 8. Financial Statements and Supplementary Data, Note 2.

Net loss on disposal of assets was $1 million in 2012, compared with a net gain on disposal of assets of $16 million in 2011, primarily due to a gain recognized in 2011 upon signing a sales type lease agreement for aircraft previously held as Equipment under operating leases.

Other income was $50 million in 2012, an increase of $30 million compared with 2011, primarily due to higher aircraft maintenance reserves taken to income from expired leases and non-refundable payments received for aircraft return conditions.

Expenses

Expenses were $359 million in 2012 compared with $409 million in 2011, a decrease of $50 million.

Interest expense was $88 million in 2012, a decrease of $40 million compared with 2011, due to a decrease in the weighted average effective interest rate and in the weighted average balance of debt outstanding as a result of scheduled debt repayments.

Depreciation expense was $147 million in 2012, a decrease of $3 million compared with 2011, primarily due to a lower depreciable balance of equipment as a result of asset dispositions, partially offset by impacts of changes to our intention to hold or sell aircraft.

The recovery of losses was $7 million in 2012, compared with $23 million in 2011, primarily due to a $19 million recovery of losses recognized in 2011 which was caused by a decrease in expected default rates resulting from a change in the internally assigned credit rating category associated with our receivables with AirTran. The decrease in our allowance through a recovery of losses in 2012 was due to the effect of run-off of our finance leases partially offset by declines in aircraft collateral value.

Asset impairment expense was $70 million in 2012, a decrease of $30 million compared with 2011. The asset impairment expense in 2012 was primarily due to the following; collateral value declines, lower expected lease rates, shorter estimated holding period before we sell or re-lease the aircraft and lower expected sales price for the aircraft. For a further discussion of our asset impairment expense, see Item 8. Financial Statements and Supplementary Data, Note 14.

Provision for income tax

Provision for income tax was $28 million in 2012, a decrease of $12 million compared with 2011, primarily due to a decrease in pre-tax income.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operations, net of tax, was $1 million for 2012 due to an increase in our expected losses from claims associated with specific assets subject to the loss sharing agreement with General Electric Capital Corporation related to the sale of certain assets of our Commercial Financial Services business in 2004. This compared with a gain of $5 million, net of tax, in 2011.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $345 million at December 31, 2012, a decrease from $941 million at December 31, 2011. The following is a summary of the change in our cash and cash equivalents for the years ended December 31:

(Dollars in millions)	2012	2011
Net cash provided by operating activities	$41	$110
Net cash provided by investing activities	331	687
Net cash used in financing activities	(968)	(281)
Net increase (decrease) in cash and cash equivalents	$(596)	$516

Operating activities

During 2012, net cash provided by operating activities included net income from operations of $48 million. We had net adjustments for non-cash items of $81 million, which primarily related to depreciation expense and asset impairment expense partially offset by a reduction in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $88 million of which $39 was due to a decrease in aircraft maintenance reserves.

During 2011, net cash provided by operating activities included net income from operations of $76 million. We had net adjustments for non-cash items of $78 million, which primarily related to depreciation expense and asset impairment expense partially offset by a reduction in deferred income taxes. We also had a net decrease in cash due to changes in assets and liabilities of $44 million.

Investing activities

During 2012, net cash provided by investing activities primarily included net proceeds of $300 million from short-term investment maturities and payments of leases, notes and other receivables of $354 million, partially offset by a decrease in cash of $340 million related to the origination of notes receivable.

During 2011, net cash provided by investing activities primarily included net proceeds of $600 million from short-term investment maturities and payments of leases, notes and other receivables of $262 million, primarily offset by a decrease in cash of $205 million related to the origination of notes receivable.

Financing activities

During 2012 and 2011, we made debt repayments of $879 million and $798 million and paid dividends (including return of capital) of $89 million and $228 million. In 2011, net cash provided by financing activities included $745 million of net proceeds from our debt issuances.

Outstanding debt at December 31, 2012 and 2011 was $2.5 billion and $3.4 billion, of which $648 million is due during 2013. During 2012 and 2011, we had no commercial paper borrowings outstanding. Our leverage (ratio of Debt to Shareholder’s equity) at December 31, 2012 and 2011 was 5.1-to-1 and 6.3-to-1.

We require liquidity, primarily to fund financing commitments, meet debt obligations and fund our operating expenses. Financing commitments made by us and Boeing totaled $18.1 billion as of December 31, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required.

We expect that any future liquidity needs would be met by obtaining funding from Boeing. There can be no assurance that the cost or availability of funding sources to us will not be impacted in the future.

As of December 31, 2012, we had a Securities and Exchange Commission (SEC) shelf registration statement for issuance of debt securities. During the first quarter of 2012, we established under the registration statement a $1 billion medium-term notes program. We did not issue any securities under that program. On January 23, 2013, in connection with our plan to suspend our separate SEC reporting obligations, we filed an amendment to deregister the unsold securities under the shelf registration statement and the shelf registration statement is no longer available to us. We have also terminated our medium-term notes program.

As of December 31, 2012, we had a commercial paper program that served as a potential source of short-term liquidity. We also had, as of December 31, 2012, $1.5 billion available exclusively for us under Boeing’s committed revolving credit line agreements for general corporate purposes. On January 24, 2013, in connection with our plan to suspend our separate SEC reporting obligations, we terminated our commercial paper program and the arrangement with Boeing in which Boeing reserved amounts for us under Boeing’s committed revolving credit line agreements. We have a support agreement with Boeing under which Boeing has committed to make contributions to us if our fixed-charge coverage ratio, as defined in the support agreement, falls below 1.05-to-1 on a four-quarter rolling basis. In conjunction with Boeing issuing a guarantee of all of our outstanding publicly-issued debt securities, on January 23, 2013 we entered into an agreement with Boeing to terminate the support agreement. That termination will be effective February 22, 2013.

For a discussion of our liquidity and debt programs, see Item 8. Financial Statements and Supplementary Data, Note 8.

Risks that could affect our sources of liquidity include among others;

–	a downturn in the economy,
–	significant restructurings, defaults or bankruptcies by airlines,
–	disruptions in the global capital markets, and
–	a decrease in Boeing’s credit ratings,
–	a decrease in our or Boeing’s financial performance.

We continually assess our leverage, as measured by our Debt to Shareholder’s equity ratio, in light of the risks in our business, including those set forth in Item 1A. Risk Factors.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2012, as well as at each quarter end during the year, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements as defined by the SEC, consisting of variable interests in unconsolidated entities. For discussion of these arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations to make future payments, as well as an estimate of the timing in which we expect to satisfy these obligations at December 31, 2012:

Contractual Obligations

		Payments due by period
(Dollars in millions)	Total	2013	2014- 2015	2016- 2017	2018- Thereafter
Debt (1)	$2,442	$637	$520	$510	$775
Capital lease obligations (1)	33	11	22	–	–
Interest (2)	287	68	91	70	58
Purchase obligations (3)	1	1	–	–	–
	$2,763	$717	$633	$580	$833

(1)	Debt and Capital lease obligations reflect principal payments.

(2)	Interest includes the effect of our interest rate swaps. We have assumed LIBOR forward rates at December 31, 2012 on floating rate debt.

(3)	Purchase obligations due in 2013 includes $1 million which is covered by our guarantees from Boeing.

We expect to meet our existing obligations through internally generated cash flows and from intercompany borrowings from Boeing.

The following table summarizes our commercial commitments outstanding at December 31, 2012:

Commercial Commitments

		Total Amounts Committed
(Dollars in millions)	Total	2013	2014- 2015	2016- 2017	2018- Thereafter

Financing commitments (1)	$310	$140	$42	$–	$128

(1)	Represents our commitments to provide leasing and other financing based on estimated earliest potential funding dates.

In addition to our financing commitments of $310 million at December 31, 2012, Boeing had unfunded financing commitments of $17.8 billion, resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised. If there were requirements to fund all Boeing commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2012) is as follows:

Total
2013	$1,201
2014	2,556
2015	3,990
2016	3,457
2017	2,796
Thereafter	3,773
$17,773

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

Impairment Review for Equipment under Operating Leases and Held for Re-lease

We evaluate equipment under operating lease or assets held for re-lease for impairment at least annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flow from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment (considering residual value guarantees, if applicable), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $39 million for the year ended December 31, 2012.

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

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2012, the allowance would have decreased by $26 million or increased by $55 million. If the collateral values were 20% higher or lower at December 31, 2012, the allowance would have decreased by $18 million or increased by $20 million. If the cumulative default rates used for each rating category were increased or decreased by 1%, the allowance would have increased by $2 million or decreased by $2 million.

Residual Values

Equipment under operating leases and assets held for sale or re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for re-lease. If the estimated residual values declined 20% at December 31, 2012, we estimate that we would have incurred additional impairment expense of $57 million for the year ended December 31, 2012, and a future cumulative pre-tax earnings reduction of approximately $36 million recognized over the remaining depreciable periods, of which approximately $9 million would be recognized in 2013.

Direct finance leases are recorded at inception as the net investment representing the aggregate future minimum lease payments, estimated residual value of the leased equipment and deferred incremental direct costs less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2012, we estimate that we would have reduced pre-tax income by $19 million for the year ended December 31, 2012.

Additional Disclosures Regarding Allowance for Losses on Receivables and Asset Impairment Expense

The following tables reconcile the changes in the allowance for losses on receivables and asset impairment expense for the years ended December 31, 2012 and 2011. Column 3 presents this information, calculated in accordance with our accounting policy (see Item 8. Financial Statements and Supplementary Data, Note 1), if the impact of intercompany guarantees from Boeing were excluded. The exclusion of the net impact of intercompany guarantees shown in column 2 would increase the applicable exposure for various receivables and would increase asset impairment expense. Management believes that the presentation of this information provides more complete information on the effect of intercompany guarantees provided by Boeing.

(Dollars in millions)	(1)	(2)	(3)
2012	Allowance for losses	Impact of intercompany guarantees from Boeing	Allowance excluding intercompany guarantees
Allowance for losses on receivables at beginning of year	$53	$19	$72
Recovery of losses	(7)	(5)	(12)
Allowance for losses on receivables at end of year	$46	$14	$60

Allowance as a percentage of total receivables	2.0%		2.8%

2011
Allowance for losses on receivables at beginning of year	$87	$266	$353
Recovery of losses	(23)	(244)	(267)
Write-offs	(11)	(3)	(14)
Allowance for losses on receivables at end of year	$53	$19	$72

Allowance as a percentage of total receivables	2.2%		3.1%

(Dollars in millions)	(1)	(2)	(3)
2012	Asset impairment expense	Impact of intercompany guarantees from Boeing	Impairment excluding intercompany guarantees
Asset impairment expense	$70	$–	$70

2011
Asset impairment expense	$100	$–	$100

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of interest rate changes on our pre-tax earnings over the next 12 months. In our analysis, we include balance sheet instruments whose income or interest expense would be impacted by changes in interest rates, which consists of Cash and cash equivalents, Short-term investments, Receivables, and Debt. For the purposes of our analysis, we assume that the level of floating rate assets and debt (including the impact of derivatives) remains unchanged from year end 2012 and that these floating rate assets and debt are all subject to immediate re-pricing. As of December 31, 2012, the impact over the next 12 months of a 100 basis point immediate and sustained rise or fall, as applicable, in interest rates would be a $4 million increase or a $1 million decrease to pre-tax earnings.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Boeing Capital Corporation

Renton, Washington

We have audited the accompanying consolidated balance sheets of Boeing Capital Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boeing Capital Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 22, 2013

Boeing Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in millions, except par value)	2012	2011
ASSETS
Cash and cash equivalents	$345	$941
Short-term investments	–	300
Receivables:
Finance leases	1,573	1,727
Notes and other	773	621
	2,346	2,348
Allowance for losses on receivables	(46)	(53)
	2,300	2,295
Equipment under operating leases, net	1,358	1,439
Investments	8	7
Assets held for sale or re-lease, net	354	521
Other assets	57	63
	$4,422	$5,566

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$43	$65
Other liabilities	187	256
Accounts with Boeing	80	76
Deferred income taxes	1,104	1,232
Debt	2,511	3,400
	3,925	5,029
Shareholder’s equity:
Common shares – $100 par value; authorized 100,000 shares; issued and outstanding 50,000 shares	5	5
Additional paid-in capital	507	523
Accumulated other comprehensive income (loss), net of tax	1	1
Retained earnings (deficit)	(16)	8
	497	537
	$4,422	$5,566

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
REVENUE
Finance lease income	$89	$113	$139
Interest income on notes receivable	43	35	76
Operating lease income	255	336	384
Investment income	–	–	5
Net gain (loss) on disposal of assets	(1)	16	(2)
Other income	50	20	37
	436	520	639
EXPENSES
Interest expense	88	128	160
Depreciation expense	147	150	200
Provision for (recovery of) losses	(7)	(23)	16
Operating expenses	59	49	48
Asset impairment expense	70	100	51
Other expense	2	5	12
	359	409	487
Income from continuing operations before provision for income tax	77	111	152
Provision for income tax	28	40	56
Income from continuing operations	49	71	96
Net gain (loss) on disposal of discontinued operations, net of tax	(1)	5	(4)
Net income	$48	$76	$92

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on investments:
Unrealized gain arising during period, net of tax	–	1	4
Reclassification adjustment for gain included in net earnings, net of tax	–	–	(2)
Other comprehensive income	–	1	2
Comprehensive income	$48	$77	$94

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity

(Dollars in millions)	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance at December 31, 2009	$699	$5	$696	$(2)	$–
Non-cash capital contributions from Boeing	2	–	2	–	–
Cash dividends to Boeing (including return of capital)	(108)	–	(16)	–	(92)
Net income	92	–	–	–	92
Reclassification adjustment for gain realized on investments, net of tax of $1	(2)	–	–	(2)	–
Unrealized gain on investments, net of tax of $1	4	–	–	4	–
Balance at December 31, 2010	$687	$5	$682	$–	$–

Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(228)	–	(160)	–	(68)
Net income	76	–	–	–	76
Unrealized gain on investments, net of tax (1)	1	–	–	1
Balance at December 31, 2011	$537	$5	$523	$1	$8

Non-cash capital contributions from Boeing	1	–	1	–	–
Cash dividends to Boeing (including return of capital)	(89)	–	(17)	–	(72)
Net income	48	–	–	–	48
Balance at December 31, 2012	$497	$5	$507	$1	$(16)

(1)	At December 31, 2011, the tax amount related to the unrealized gain and loss on investments was less than $1.

We have authorized 100,000 shares of Series A preferred stock with no par value and a $5,000 stated value. No shares were issued and outstanding at December 31, 2012, 2011 and 2010.

See Notes to Consolidated Financial Statements.

Boeing Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$48	$76	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization expense	144	143	192
Net (gain) loss on disposal of assets	1	(16)	2
Provision for (recovery of) losses	(7)	(23)	16
Net gain on investments and derivative instruments	–	–	(4)
Asset impairment expense and other charges	73	117	85
Share-based plans expense	1	1	2
Net (gain) loss on disposal of discontinued operations, net of tax	1	(5)	4
Decrease in deferred income taxes	(128)	(139)	(83)
Other charges and credits, net	(4)	–	–
Change in assets and liabilities:
Other assets	(8)	15	19
Accrued interest and rents	7	7	1
Accounts payable and accrued expenses	(22)	(21)	5
Other liabilities	(69)	(53)	(41)
Accounts with Boeing	4	8	(17)
Net cash provided by operating activities	41	110	273
INVESTING ACTIVITIES
Purchase of investments	(3)	–	–
Purchase of short-term investments	(300)	(1,200)	(1,300)
Proceeds from maturities of short-term investments	600	1,800	900
Proceeds from available-for-sale investments	1	2	25
Purchase of equipment for operating leases	–	(34)	–
Payment for capitalizable costs in process	(16)	(8)	(54)
Proceeds from disposition of equipment	35	70	126
Payments of leases, notes and other receivables	354	262	612
Origination of leases, notes and other receivables	(340)	(205)	–
Net cash provided by investing activities	331	687	309
FINANCING ACTIVITIES
Proceeds from issuance of debt	–	745	–
Repayment of debt (including intercompany)	(879)	(798)	(645)
Payment of dividends (including return of capital)	(89)	(228)	(108)
Net cash used in financing activities	(968)	(281)	(753)
Net increase (decrease) in cash and cash equivalents	(596)	516	(171)
Cash and cash equivalents at beginning of year	941	425	596
Cash and cash equivalents at end of year	$345	$941	$425

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to (from) assets held for sale or re-lease	$(102)	$(19)	$324
Net transfer to notes receivable	$–	$193	$24
Net transfer to (from) equipment under operating leases	$107	$(161)	$(283)
Net transfer from finance leases	$22	$(40)	$6
Transfer from other assets	$(27)	$–	$(71)
Release of allowance upon sale of receivables	$–	$11	$–
Transfer to accounts with Boeing	$–	$2	$–
Transfer to other liabilities	$–	$12	$–
Transfer to accounts payable and accrued expenses	$–	$2	$–
(Increase)/decrease in debt due to fair value hedge derivatives	$3	$(14)	$(26)

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

Immaterial Restatement Subsequent to the issuance of our consolidated financial statements as of December 31, 2011 we determined that the consolidated financial statements should have reflected Finance lease receivables of $1,727, as compared to the $1,739 reported, and the difference of $12 should have been reflected as a reduction in Finance lease income for the year ended December 31, 2011. In connection with the November 2011 bankruptcy filing by American Airlines, Inc. (American Airlines), certain lease payments by American Airlines beginning in May 2012, the first scheduled payments under the relevant leases since the bankruptcy filing, are required to be allocated exclusively to various non-recourse debt holders, at higher interest rates, until all such holders are paid in full, and only thereafter to us. The reallocation of payments required us to recalculate our investment in leveraged leases for the year ended December 31, 2011. This reallocation of payments does not affect amounts payable under these leases by American Airlines. The reallocation of payments also does not alter our expectation that we will not incur any losses related to American Airlines receivables as a result of the bankruptcy.

Management believes that the effect of this recalculation is not material to our previously issued consolidated financial statements for the year ended December 31, 2011. The impact on specific line items in the accompanying December 31, 2011 consolidated balance sheet, and the consolidated statements of comprehensive income, shareholder’s equity and cash flows for the year ended December 31, 2011 are presented below:

	As of December 31, 2011
Consolidated Balance Sheets:	As Previously Reported	Restated
Finance leases	$1,739	$1,727
Total receivables, gross of allowance	2,360	2,348
Total receivables, net of allowance	2,307	2,295
Total assets	5,578	5,566
Accounts with Boeing	77	76
Deferred income taxes	1,236	1,232
Total liabilities	5,034	5,029
Retained earnings	15	8
Shareholder’s equity	544	537
Total liabilities and shareholder’s equity	$5,578	$5,566

	Year ended December 31, 2011
Consolidated Statements of Comprehensive Income:	As Previously Reported	Restated
Finance lease income	$125	$113
Total revenue	532	520
Income from continuing operations before provision for income tax	123	111
Provision for income tax	45	40
Income from continuing operations	78	71
Net income	83	76
Comprehensive income	$84	$77

	Year ended December 31, 2011
Consolidated Statements of Cash Flows:	As Previously Reported	Restated
OPERATING ACTIVITIES
Net income	$83	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Asset impairment expense and other charges	105	117
Decrease in deferred income taxes	(135)	(139)
Changes in assets and liabilities:
Accounts with Boeing	$9	$8

	Year ended December 31, 2011
Consolidated Statements of Shareholder’s Equity:	As Previously Reported	Restated
Net income	$83	$76
Retained earnings	15	8
Balance at December 31, 2011	$544	$537

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

Impairment Review for Equipment Under Operating Leases and Assets Held for Re-lease We evaluate equipment under operating lease or assets held for re-lease for impairment at least annually, and also when events or changes in circumstances indicate that the expected undiscounted cash flows from the equipment may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flows including our intentions for how long we will hold equipment subject to operating lease before we sell the equipment, expected future lease rates, lease terms, residual value of the aircraft or equipment (considering residual value guarantees, if applicable), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of the asset impairment expense recorded is the excess of the carrying value over the fair value of the asset.

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

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record income tax related interest expense and interest income in the Provision for income tax in our Consolidated Statements of Comprehensive Income. Tax-related interest and penalties, if any, are recorded as a component of income tax expense.

Note 2 – Relationship and Transactions with Boeing

As a wholly owned subsidiary of Boeing, our mission is to arrange for the financing of products manufactured by Boeing. When third party financing is not available, we may provide such financing directly.

We have a number of general contractual arrangements with Boeing to facilitate our operations including, among others, a support agreement and a tax sharing agreement. We also have an intercompany borrowing and lending arrangement with Boeing. As described below, on January 23, 2013 Boeing issued guarantees of all of our outstanding publicly issued debt securities, and the support agreement is being terminated, effective February 22, 2013.

In addition, we may require other forms of support from Boeing with respect to certain financing transactions we undertake. This support may take the form of intercompany guarantees, subsidies, remarketing agreements or other support arrangements.

There can be no assurances that these intercompany arrangements will not be terminated or modified by us or Boeing.

Debt Guarantees

On January 23, 2013, Boeing entered into guarantees with Deutsche Bank Trust Company Americas on behalf of the holders of BCC’s outstanding debt securities issued under (i) an indenture dated as of April 15, 1987 and supplemented as of June 12, 1995 and (ii) an indenture dated as of August 31, 2000 (collectively, the “Guarantees”). The Guarantees provide for the full and unconditional guarantee of all the outstanding publicly issued debt securities of BCC.

Support Agreement

As of December 31, 2012, we had a support agreement dated December 23, 2003 with Boeing with these principal features:

–	Boeing will maintain 51% or greater ownership of us,
–	Boeing will make contributions to us if our fixed-charge coverage ratio falls below 1.05-to-1 on a four-quarter rolling basis, and
–	Boeing will make contributions to us, if needed, to maintain our tangible net worth at a level of at least $50.

In conjunction with Boeing issuing a guarantee of all of our outstanding publicly-issued debt securities and announcing that we intend to suspend our separate SEC reporting obligations, we entered into a termination agreement with Boeing on January 23, 2013 to terminate the support agreement. That termination will be effective February 22, 2013.

Intercompany Credit Arrangements

The term of the credit facilities between Boeing and its banks was extended on October 15, 2012. As of December 31, 2012, Boeing had given us exclusive access to $750 of the 364-day line expiring in November 2013 and $750 of the $2,300 five-year revolving credit line expiring in November 2017. The 364-day facility has a one-year term out option which allows the borrower to extend the maturity of any borrowings one year beyond the aforementioned expiration date. At December 31, 2012 and 2011, we had no amounts outstanding under these credit facilities. On January 24, 2013, in connection with our plan to suspend our separate SEC reporting obligations, we terminated the arrangement with Boeing in which

Boeing reserved amounts for us under Boeing’s committed revolving credit line agreements.

No amounts were outstanding under our intercompany borrowing and lending arrangement with Boeing at December 31, 2012 and 2011. On January 15, 2013, we borrowed $400 from Boeing under this intercompany borrowing and lending arrangement.

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

At December 31, 2012, we were the beneficiary of up to a maximum of $1,481 under our guarantees from Boeing which mitigates our risk with respect to portfolio assets totaling $1,797.

Intercompany guarantee amounts by aircraft type are summarized as follows at December 31:

	2012		2011
	Guarantee Amount	Carrying Value	Guarantee Amount	Carrying Value
717 (out of production)	$1,401	$1,674	$1,481	$1,790
Out of production single-aisle aircraft	43	43	55	55
Other, including other Boeing aircraft	37	80	41	83
	$1,481	$1,797	$1,577	$1,928

At December 31, 2012 and 2011, Accounts with Boeing included $33 and $38 for deferred revenue associated with guarantee and subsidy settlements and terminations.

We recorded the following activity under the intercompany guarantee and subsidy agreements for the years ended December 31:

	2012	2011	2010
Finance lease income (1)	$(2)	$(1)	$19
Interest income on notes receivable	2	2	13	(2)
Operating lease income	43	63	50
Net gain on disposal of assets	–	2	9
Asset impairment expense	–	–	7
	$43	$66	$98

(1)	For the years ended December 31, 2012, 2011 and 2010, finance lease income included $(2), $(2) and $(2) for fees paid to Boeing related to guarantee agreements.

(2)	During 2010 the prepayment of third party notes receivable totaling $163 was facilitated through Boeing. Included in interest income on notes receivable is $10 attributable to this prepayment.

Additionally, under the terms of the intercompany guarantee agreements, for the years ended December 31, 2012, 2011 and 2010, Boeing recorded charges of $29, $9, and $87, respectively, related to asset impairment and accrued expenses and $(5), $(244) and $34 respectively, related to provision for (recovery of) losses.

For the year ended December 31, 2010, we recorded operating lease income from Boeing, exclusive of guarantees and subsidies of $6. During 2010, we sold a C-40 aircraft at its carrying value to Boeing at lease expiration for $26.

For the years ended December 31, 2012, 2011 and 2010, we recorded new business volume of $290, $105 and $39, respectively, related to new Boeing aircraft, equipment or services we purchased or financed.

Other Intercompany Transactions

Accounts with Boeing consisted of the following at December 31:

	2012	2011
Federal income tax payable	$43	$38
Other payable	37	38
	$80	$76

For the years ended December 31, 2012 and 2011, we paid dividends (including return of capital) totaling $89 and $228.

We also receive support services from Boeing. Eligible employees are members of Boeing’s pension plans, insurance plans, savings plan and executive compensation programs. Boeing allocates to us the actual costs of these plans attributable to our employees and these expenses are reflected in Operating expenses. For each of the years ended December 31, 2012, 2011 and 2010, the charge for these services was $25, $21, and $19.

Note 3 – Investment in Receivables

The investment in receivables consisted of the following at December 31:

	2012	2011
Investment in finance leases:
Direct finance leases:
Minimum lease payments	$1,436	$1,661
Estimated residual value	512	509
Unearned income and deferred net incremental direct costs	(502)	(570)
Leveraged leases (1):
Minimum lease payments	542	600
Less principal and interest payable on non-recourse debt	(288)	(376)
Estimated residual value	32	32
Unearned income and deferred net incremental direct costs	(159)	(129)
Total investment in finance leases	1,573	1,727
Investment in notes and other:
Principal	777	620
Accrued interest	1	3
Unamortized deferred fees and net incremental direct costs	(5)	(2)
Total notes and other	773	621
Total investment in finance leases and notes and other	2,346	2,348
Less allowance for losses on receivables	(46)	(53)
	$2,300	$2,295

Receivables balance individually evaluated for impairment	$253	$350
Receivables balance collectively evaluated for impairment	$2,093	$1,998

(1)	For the years ended December 31, 2012 and 2011, net investment in leveraged leases, less deferred income taxes of $143 and $202, was $(16) and $(75).

Scheduled minimum lease payments on Finance leases and scheduled principal payments on Notes and other receivables are as follows for the years ended December 31:

	2013	2014	2015	2016	2017	Thereafter
Finance leases (1)	$234	$175	$175	$175	$163	$768
Notes and other	$382	$98	$57	$41	$42	$157

(1)	Includes both direct finance leases and leveraged leases (less principal and interest payable on non-recourse debt).

Note 4 – Portfolio Quality

Allowance for Losses on Receivables

The following table reconciles the activity in the allowance for losses on receivables at December 31:

	2012	2011	2010
Allowance for losses on receivables at beginning of year	$53	$87	$71
Provision for (recovery of) losses	(7)	(23)	16
Write-offs	–	(11)	(1)
Recovery of write-offs	–	–	1
Allowance for losses on receivables at end of year	$46	$53	$87

Allowance as a percentage of total receivables	2.0%	2.3%	3.8%

Allowance for losses on receivables collectively evaluated for impairment	$46	$53	$87

Of the $253 of financing receivables individually evaluated for impairment at December 31, 2012, $174 was classified as impaired. We recorded no allowance for losses on these impaired receivables.

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

The following table details our receivable balance by the internal rating category which was used as a factor in determining our allowance for losses on receivables at December 31:

	2012			2011
Rating categories	Out-of- Production Aircraft	In-Production Aircraft/ Other	Total	Out-of- Production Aircraft	In-Production Aircraft/ Other	Total
BBB	$1,201	$–	$1,201	$1,316	$–	$1,316
BB	–	63	63	–	67	67
B	51	–	51	103	–	103
CCC	174	604	778	194	318	512
D	163	90	253	171	179	350
Total carrying value	$1,589	$757	$2,346	$1,784	$564	$2,348

At December 31, 2012, our recorded allowance primarily related to receivables with rating of CCC in the preceding table, and we applied default rates that averaged 46.1% to exposure associated with those receivables. As of December 31, 2012, we have not recorded an allowance on our receivables with a rating of D in the preceding table because we believe they are sufficiently collateralized.

At December 31, 2012 and 2011, receivables of $1,145 and $1,032 were related to customers we believe have less than investment-grade credit.

Impaired Receivables

At December 31, 2012 and 2011, we had impaired receivables with a carrying value and unpaid principal balance of $174 and $182, all of which related to out-of-production aircraft on lease to American Airlines. We recorded no allowance for losses on these impaired receivables.

In the fourth quarter of 2011, American Airlines filed for Chapter 11 bankruptcy protection. We believe that our receivables from American Airlines of $253 and $350 are sufficiently collateralized such that we have not recorded an allowance for losses as of December 31, 2012 and 2011 as a result of the bankruptcy. Our receivables from American Airlines include leveraged leases with a carrying value of $127 net of $231 non-recourse debt at December 31, 2012.

The following table details our average recorded investment and the related income recognized in the period of impairment on the impaired receivables for the years ended December 31:

2012	Average Carrying Value	Income Recognized
Out-of-production aircraft	$180	$6	(1)

2011
Out-of-production aircraft	$198	$–

2010
Out-of-production aircraft	$88	$9	(1)

(1)	For the year ended December 31, 2012 and 2010, of the income recognized we received in cash $6 and $9.

Past Due Receivables

At December 31, 2012, we had no receivables greater than 30 days past due. As of December 31, 2011, amounts which were 31 to 60 days past due totaled $1 associated with receivables with a principal balance of $46 and related to in-production/other aircraft, and there were no receivables greater than 60 days past due.

Non-Performing Assets

Non-performing assets (assets not earning income on an accrual basis) consisted of the following at December 31:

	2012		2011
Assets placed on non-accrual status:
Receivables:
In-production aircraft	$265		$–
Out-of-production aircraft	163		171
Equipment under operating leases, net (1)	21		14
Assets held for sale or re-lease, net (1)	119	(2)	50
	$568		$235

Percent of total non-performing assets to total portfolio	14.0%		5.4%

(1)

At December 31, 2012 and 2011, equipment under operating leases of $166 and $23 are not included in non-performing assets due to intercompany guarantees provided by Boeing. At December 31, 2012 and 2011, assets held for sale or re-lease of $235 and $471 are not included in non-performing assets due to intercompany guarantees provided by Boeing.

(2)	At December 31, 2012, non-performing assets held for sale or re-lease of $31 had either a purchase or lease commitment.

Note 5 – Equipment Under Operating Leases, Net of Accumulated Depreciation

Equipment under operating leases, net of accumulated depreciation, consisted of the following at December 31:

	2012	2011
Cost	$2,146	$2,364
Advanced rent receipts, net (1)	(38)	(42)
Accumulated depreciation	(750)	(883)
	$1,358	$1,439

(1)	Advanced rent receipts, net is the total cash received for all operating leases in excess of the total operating lease income recognized to date.

Scheduled minimum lease payments to be received under the non-cancelable portion of operating leases are as follows at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter
Operating leases	$195	$167	$157	$92	$55	$104

Note 6 – Investments

Our investments in available-for-sale debt and marketable equity securities consisted of the following:

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale investments:
EETC	$3	$1	$–	$4
Total	$3	$1	$–	$4

December 31, 2011
Available-for-sale investments:
EETC	$4	$1	$–	$5
Total	$4	$1	$–	$5

During 2011, we sold certain available-for-sale marketable equity securities for total proceeds of $1 and recognized no investment income.

The contractual maturities of available-for-sale debt securities at December 31, 2012, were as follows:

	Cost	Fair Value
Due in one year or less	$1	$2
Due from one to five years	2	2
Due from five to ten years	–	–
Total	$3	$4

Note 7 – Income Tax

The components of the provision (benefit) for tax on income were as follows at December 31:

	2012	2011	2010
Current:
Federal	$154	$176	$135
State	2	3	4
	156	179	139
Deferred:
Federal	(128)	(139)	(83)
	$28	$40	$56

The tax impact of temporary differences constitute our net deferred income tax liability. The components of the net deferred income tax liability consisted of the following at December 31:

	2012	2011
Deferred tax assets:
Allowance for losses on receivables	$126	$133
Other	16	22
	142	155
Deferred tax liabilities:
Leased assets	(1,246)	(1,387)
Net deferred tax liability	$(1,104)	$(1,232)

Income tax computed at the United States federal income tax rate and the provision for tax on income differ as follows for the years ended December 31:

	2012		2011		2010
Tax computed at federal statutory rate	$27	35.0%	$39	35.0%	$53	35.0%
State income taxes, net of federal tax benefit	1	1.4	1	1.0	3	1.8
	$28	36.4%	$40	36.0%	$56	36.8%

During the first quarter of 2012 we filed an appeal with the IRS for the 2007-2008 tax years. The 2009-2010 IRS audit began in the second quarter of 2012. We are also subject to examination in major state and international jurisdictions for the 2001-2012 tax years. As of December 31, 2012 and 2011, we did not have any unrecognized tax benefits.

Pursuant to our tax sharing agreement with Boeing, we made payments with respect to tax obligations to Boeing of $152, $178 and $99 in 2012, 2011 and 2010 respectively. In 2012, 2011, and 2010 we did not receive or make income tax payments from or to other federal, state and foreign tax agencies.

For the years ended December 31, 2012, 2011 and 2010, we did not incur any income tax related interest income, interest expense or penalties.

Note 8 – Debt and Credit Agreements

The carrying value of debt, including the net effect of interest rate swap revaluation adjustments and unamortized deferred debt costs, consisted of the following at December 31:

(Interest rates are the contractual rates at December 31, 2012)	2012	2011
2.13% – 7.58% fixed rate notes due through 2019	$2,440	$3,283
1.54% floating rate notes due through 2023	25	25
4.12% – 4.84% non-recourse notes due through 2013	13	49
.91% capital lease obligations due through 2015	33	43
	$2,511	$3,400

At December 31, 2012 and 2011, we had interest rate swaps with maturities in 2013, 2014 and 2019 which effectively convert debt of $388 from fixed rate to floating rate.

During 2012, we had a Commercial Paper (CP) program that served as a potential source of short-term liquidity subject to market conditions. No amounts were outstanding under the CP program at any time during 2012. As of December 31, 2012, we had $1,500 available exclusively for us under Boeing’s committed revolving credit line agreements. See Note 2 – Relationship and Transactions with Boeing. On January 24, 2013, in connection with our plan to suspend our SEC reporting obligations, we terminated our commercial paper program and the arrangements with Boeing relating to Boeing’s credit line agreements.

The most restrictive covenants in our debt agreements require us to (a) limit the payment of cash dividends to the extent that our consolidated assets would be less than 115% of our consolidated liabilities (excluding deferred taxes) after dividend payments and (b) restrict the amount of liens on our property to secure indebtedness to 15% or less of consolidated assets, other than liens specifically excluded. At December 31, 2012, as well as at each quarter end during the year, we were in compliance with these covenants.

At December 31, 2012, $46 of our debt (non-recourse notes and capital lease obligations) was collateralized by portfolio assets and underlying equipment totaling $62.

Scheduled principal payments for debt and capital lease obligations are as follows at December 31:

	Debt	Capital Lease Obligations
2013	$637	$11
2014	515	11
2015	5	11
2016	505	–
2017	5	–
Thereafter	775	–
	$2,442	$33

In 2012, 2011 and 2010, interest payments were $112, $136 and $174, respectively.

Note 9 – Derivative Financial Instruments

We primarily use derivative instruments to manage exposures to interest rate risk. We enter into interest rate swap contracts to hedge interest rate risk associated with our debt obligations. These interest rate swap contracts are designated as cash flow hedges or fair value hedges. Our contracts entered into as of December 31, 2012 do not require collateral or other security from either party.

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

For the years ended December 31, 2012, 2011 and 2010 gains and (losses) from changes in the fair value of $(3), $14 and $26 were recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no impact to interest expense.

For the years ended December 31, 2012, 2011 and 2010, we recorded $6, $10 and $12, respectively, of income related to the amortization of the adjustment to the carrying amount of hedged debt due to the termination of swaps as a reduction of Interest expense.

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

Other Derivative Instruments

At times, we may hold certain derivatives that do not receive hedge accounting treatment. These may include interest rate derivatives as well as warrants. During 2012, 2011 and 2010, we did not hold derivatives that did not qualify for hedge accounting treatment.

The fair values of derivative instruments included in the Consolidated Balance Sheet were as follows:

December 31, 2012	Other Assets	Other Liabilities
Derivatives designated as hedging instruments – Interest rate swaps	$26	$–

December 31, 2011
Derivatives designated as hedging instruments – Interest rate swaps	$29	$–

The notional amount of our interest rate swaps is disclosed in Note 8 – Debt.

For the years ended December 31, 2012 and 2011, we did not hold any derivatives in cash flow hedging relationships, resulting in no effect to AOCI or the Statement of Operations.

Note 10 – Maintenance Payment Liability

Cash collected from lessees under the terms of the lease agreements for future maintenance of aircraft are recorded as maintenance payment liabilities, as are non-refundable payments received from lessees for aircraft return settlements. Maintenance payment liabilities are attributable to specific aircraft leases. Upon occurrence of a qualified maintenance event, the lessee requests reimbursement and upon disbursement of the funds, the liability is relieved. The balance, which is included in Other liabilities, was $98 and $137 as of December 31, 2012 and 2011.

To the extent that no maintenance payment obligation or expected maintenance work relating to an aircraft remains, the balance is recognized as Other income. For aircraft under lease that we intend to sell after lease expiration, excess non-refundable payments received from lessees for aircraft return conditions are taken to Other income over the remaining period of the lease. For the years ended December 31, 2012, 2011 and 2010 we recorded income of $46, $11 and $17, respectively.

Note 11 – Share-Based Plans Expense

Share-based plans expense principally relates to stock options. Share-based plans expense is included in Operating expenses since it is incentive compensation issued primarily to our executives. Further discussion for these plans is included in Note 16 of Boeing’s 2012 Annual Report on Form 10-K. Such note is not incorporated by reference into this report.

For the years ended December 31, 2012, 2011 and 2010 we recorded $1, $1 and $2 attributable to share-based plans expense.

Note 12 – Commitments and Contingencies

Litigation

Various legal proceedings and claims are pending or have been asserted against us. We believe that the final outcome of these proceedings and claims will not have a material effect on our earnings, cash flows and/or financial position.

Bankruptcies

On November 29, 2011, American Airlines filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At December 31, 2012 and 2011, American Airlines accounted for $253 and $350 of our total assets. We believe that our receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts to our business.

Restructurings and Restructuring Requests

In the fourth quarter of 2011, we revised the contractual terms of our leases with AirTran Airways, Inc. (AirTran) in conjunction with receiving a full guarantee from Southwest which guaranteed AirTran’s obligations to us.

From time to time, certain other customers have requested a restructuring of their transactions with us. During 2012, we did not reach agreement on any such restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Commitments

At December 31, 2012, we and Boeing had unfunded financing commitments of $18,083, primarily resulting from firm contracts, options for deliveries or proposals as part of sales campaigns. These commitments are provided to give Boeing customers reasonable assurance of financing in connection with orders of Boeing products in advance of delivery. However, customers typically seek lower cost financing from other sources prior to actual delivery. In addition, we continue to work with third party financiers to provide alternative financing to customers and eliminate the need for our financing. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurance that we will not be required to fund greater amounts than historically required. To the extent we are obligated to provide financing, such financing generally includes participation by engine manufacturers which further reduces our obligation. Therefore, the reported amount of commitments does not necessarily represent a future net cash requirement. However, we expect to ultimately provide funding for those commitments which are exercised, whether they are Boeing’s or our commitments. If there were requirements to fund all Boeing’s and our commitments, the timing in which these commitments may be funded (based on estimated earliest potential funding dates as of December 31, 2012) is as follows:

Total
2013	$1,341
2014	2,591
2015	3,997
2016	3,457
2017	2,796
Thereafter	3,901
$18,083

We have concluded that no reserve for future potential losses are required for our financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Note 13 – Off-Balance Sheet Arrangements

We are a party to off-balance sheet arrangements consisting of variable interests in unconsolidated entities.

We have an investment in the form of an EETC which was acquired in 1999. EETCs are interests in a trust that passively holds investments in aircraft or pools of aircraft. EETCs provide investors with a collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investment in the form of EETC does not require consolidation. At December 31, 2012, our maximum exposure to economic loss from our EETC is $4.

Note 14 – Fair Value Measurements

The following tables present our assets that are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy.

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$299	$299	$–	$–
Available-for-sale investments:
EETC	4	–	–	4
Interest rate swaps	26	–	26	–
Total	$329	$299	$26	$4

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$218	$218	$–	$–
Available-for-sale investments:
EETC	5	–	–	5
Interest rate swaps	29	–	29	–
Total	$252	$218	$29	$5

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

The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31.

2012	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, and Settlements	Transfers In (Out)	Fair Value at End of Period
Assets
EETC	$5	$–	$–	$(1)	$–	$4
Total	$5	$–	$–	$(1)	$–	$4

2011
Assets
EETC	$5	$–	$1	$(1)	$–	$5
Total	$5	$–	$1	$(1)	$–	$5

We value the EETC on a recurring basis using a valuation technique of contractual cash flows discounted using the bond yield of a debt security with similar coupon and maturity, which is considered an unobservable input. As of December 31, 2012 the yield of 2.49% was used, having an inverse relationship to the fair value of the EETC.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the year ended December 31, and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value		Total Losses
Assets
Equipment under operating leases	$79	$(39)	$132	(1)	$(95)
Assets held for sale or re-lease	69	(31)	18	(1)	(5)
Total	$148	$(70)	$150		$(100)

(1)

For an asset that incurred impairments in both Equipment under operating leases and Assets held for sale or re-lease, the losses are reflected in the asset’s classification as of the time of the respective impairments while the fair value of the asset as of the date of the latest impairment is reflected only in the asset’s then current classification. As of December 31, 2011, such assets with a fair value of $10 changed classification from Equipment under operating leases to Assets held for sale or re-lease.

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

During the year ended December 31, 2012, we recognized $70 of asset impairment expense associated with eight aircraft classified as equipment under operating lease and four aircraft held for sale or re-lease. The impairment charges incurred during the year ended December 31, 2012 were primarily related to a charge of $32 for wide-body passenger aircraft as a result of collateral value declines, and a charge of $30 for wide-body freighter aircraft as a result of weakness in the freighter market. Management uses its judgment when determining the assumptions used in the recoverability analysis, taking into consideration historical data, current economic and industry trends and conditions and any changes in management’s holding period intent.

For level 3 assets that were measured at fair value on a non-recurring basis during the year ended December 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Techniques	Unobservable Input	Quantitative Inputs Used
Equipment under operating leases & Assets held for sale or re-lease	$148	Market approach	Aircraft value publications	$123 - $184(1) Median $151
			Aircraft condition adjustments	$(18) - $15(2) Net $(3)

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

The following table presents the carrying values and estimated fair values of our financial instruments for which we did not elect the fair value option as of December 31:

	2012			2011
	Carrying Value		Fair Value Level 2	Carrying Value		Fair Value
Assets
Notes and other	$752	(1)	$809	$594	(1)	$639
Liabilities
Debt, excluding capital lease obligations	$(2,478)		$(2,638)	$(3,357)		$(3,497)

(1)	At December 31, 2012 and December 31, 2011, net of allowance for losses of $21 and $27.

Items not included in the above disclosures are cash (Level 1), time deposits (Level 2), and accounts payable (Level 2). The carrying value of those items approximate their fair value at December 31, 2012 and 2011 as reflected in the Consolidated Balance Sheets.

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

Portfolio carrying values for our five largest customers were as follows at December 31:

	December 31, 2012
	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,204	29.6%
Hawaiian	384	9.4
Continental	384	9.4
Air India	265	6.5
American	253	6.3
	$2,490	61.2%

	December 31, 2011
	Carrying Value	% of Total Portfolio
AirTran/Southwest	$1,261	29.2%
Continental	415	9.6
Hawaiian	374	8.7
American	350	8.1
Korean	159	3.7
	$2,559	59.3%

For the years ended December 31, 2012 and 2011, AirTran accounted for 18% and 21% of our revenue. On July 8, 2012, BCC, Boeing, Southwest and Delta Air Lines, Inc. (Delta) reached agreement whereby 78 717 aircraft on lease to AirTran will be subleased from AirTran to Delta on a phased-in basis beginning in 2013, with the sublease scheduled for the duration of the lease term between BCC and AirTran. Delta has committed to lease these 717 aircraft from us for an additional seven-year period following the expiration of the sublease.

Portfolio carrying values were represented in the following regions at December 31:

	2012		2011
	Carrying Value	% of Total Portfolio	Carrying Value	% of Total Portfolio
United States (1)	$2,755	67.7%	$3,186	73.8%
Europe	629	15.5	693	16.1
Asia/Australia	505	12.4	241	5.6
Latin America	39	1.0	79	1.8
Other	138	3.4	116	2.7
	$4,066	100.0%	$4,315	100.0%

(1)	United States includes assets held for sale or re-lease that may be physically located in another region.

Revenue by geographic region was as follows for the years ended December 31:

	2012	2011	2010
United States	$291	$322	$409
Europe	74	123	128
Asia/Australia	36	45	45
Latin America	19	20	41
Other	16	10	16
	$436	$520	$639

Portfolio carrying values were represented by the following product types at December 31:

	2012	2011
717	$1,869	$2,001
757	519	631
737	328	408
MD-11	278	311
787	265	–
767	231	316
747	168	225
MD-80	163	171
777	136	134
Other (1)	109	118
	$4,066	$4,315

(1)	Other includes aircraft, equipment, notes and stock. Some of these aircraft are out of production, but are supported by the manufacturer or other third party parts and service providers.

Our aircraft portfolio by vintage, based on carrying value (excluding investments and pooled assets), are categorized as follows at December 31:

	2012	2011
2008 and newer	9.9%	3.4%
2003 - 2007	24.7	27.4
1998 - 2002	54.6	55.4
1997 and older	10.8	13.8
	100.0%	100.0%

Note 16 – Discontinued Operations

On May 24, 2004, we entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to our Commercial Financial Services business. The final asset sale closed December 27, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of the transferred portfolio assets, or in some instances, prior to the end of the financing period. Such losses may result from asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between us and GECC. At December 31, 2012, our maximum future cash exposure to losses associated with the loss sharing arrangement, which considers the impact of the portfolio reduction, was $137 for which we have accrued a liability of $32.

The following table reconciles the reserve under the loss sharing arrangement, which is included in Other liabilities for the years ended December 31:

	2012	2011
Reserve at beginning of period	$53	$82
Increase (decrease) in reserve	2	(8)
Payments to GECC	(23)	(21)
Reserve at end of period	$32	$53

Operating results of the discontinued operations were as follows for the years ended December 31:

	2012	2011	2010
Net gain (loss) on disposal of discontinued operations	$(2)	$8	$(7)
Provision (benefit) for income tax	(1)	3	(3)
Net gain (loss) on disposal of discontinued operations, net of tax	$(1)	$5	$(4)

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$125	$99	$101	$111
Income from continuing operations	$24	$19	$22	$(16)
Net income	$24	$19	$21	$(16)

2011(1)
Revenue	$143	$147	$126	$104
Income from continuing operations	$33	$40	$11	$(13)
Net income	$31	$39	$18	$(12)

(1)

The consolidated financial information for the quarter ended December 31, 2011 has been updated to reflect the effects of the restatement described in Note 1, “Immaterial Restatement.” Revenue, Income from continuing operations and Net Income decreased by $12, $7 and $7, respectively, from previously reported amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting

We implemented additional controls in the quarter ended December 31, 2012 regarding the monitoring and accounting for leases that are included in our portfolio. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On January 14, 2013, our Board of Directors authorized the filing of Form 15 with the SEC to (i) withdraw the Company’s common stock from registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Act”), and (ii) notify the SEC of the suspension of the Company’s reporting obligations arising under Section 15(d) of the Act, including filing period reports under the Act. The Company is eligible to take this action to suspend its reporting obligations because its common stock and each class of its debt securities were held by less than 300 record holders as of January 1, 2013.

The Company plans to file Form 15 after the filing of this report.

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP, our independent auditor, in 2012 and 2011:

Services Rendered / Fees (Dollars in millions)	2012	2011
Audit fees (1)	$2.4	$2.3

(1)

For professional services rendered for the audit of our 2012 and 2011 annual financial statements, the reviews of the financial statements included in our Forms 10-Q for fiscal years 2012 and 2011, fees for issuance of consents related to Securities and Exchange Commission filings and other statutory audits.

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

4.4

Guaranty, dated January 23, 2013, of Boeing related to securities issued under Indenture dated as of August 31, 2000, incorporated herein by reference to Exhibit 99.2 to our Form 8-K dated January 23, 2013.

4.5	Guaranty, dated January 23, 2013, of Boeing related to Indenture dated April 15, 1987, as supplemented by First Supplemental Indenture dated June 12, 1995, incorporated herein by reference to Exhibit 99.3 to our Form 8-K dated January 23, 2013.

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

10.6

Letter Agreement, dated January 24, 2013, terminating letter agreement relating to 364-Day Credit Agreement and Five-Year Credit Agreement, dated November 10, 2011, between Boeing and us, incorporated by reference to Exhibit 99.1 to our Form 8-K dated January 24, 2013.

10.7	Support Agreement, dated December 23, 2003, by and between us and Boeing, incorporated herein by reference to Exhibit 99.1 to our Form 8-K filed December 24, 2003.

10.8

Termination Agreement dated January 23, 2013, between Boeing and us, related to the Support Agreement dated December 23, 2003, between Boeing and us, incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 23, 2013.

10.9

Purchase and Sale Agreement dated May 24, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to our 8-K dated June 24, 2004

10.10

Amendment and Joint Waiver dated May 31, 2004, among Boeing Capital Corporation, BCC Equipment Leasing Corporation, McDonnell Douglas Overseas Finance Corporation, Boeing Capital Loan Corporation and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated June 24, 2004.

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

Boeing Capital Corporation

February 22, 2013	/s/ MAURITA B. SUTEDJA
Maurita B. Sutedja
Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

February 22, 2013	/s/ KEVIN J. MURPHY
Kevin J. Murphy
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Boeing Capital Corporation

February 22, 2013	/s/ GREGORY D. SMITH
Gregory D. Smith
Chairman of the Board and Director

February 22, 2013	/s/ MICHAEL J. CAVE
Michael J. Cave
President and Director (Principal Executive Officer)

February 22, 2013	/s/ DAVID A. DOHNALEK
David A. Dohnalek
Director

February 22, 2013	/s/ J. MICHAEL LUTTIG
J. Michael Luttig
Director